Form 10-Q
period 2011-03-31
mLight Tech, Inc.
filed 2011-05-16
CIK 1502557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of March 31, 2011.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets ....................................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity (Deficiency) ...................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  12

Item 4T. Controls and Procedures ...........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  14

Item 1A. Risk Factors ......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  14

Item 3.  Defaults Upon Senior Securities ...................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ...............  14

Item 5.  Other Information .................................................  14

Item 6.  Exhibits ..........................................................  14

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to mLight Tech, Inc. a Florida corporation.

                                mLight Tech, Inc
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       MARCH 31,   SEPTEMBER 30,
                                                          2011         2010
                                                       UNAUDITED      AUDITED
                                                       ---------   -------------

CURRENT ASSETS
  Cash and cash equivalents ........................   $  17,099     $   8,900
                                                       ---------     ---------
    Total current assets ...........................   $  17,099     $   8,900
                                                       ---------     ---------

                                                       ---------     ---------
  TOTAL ASSETS .....................................   $  17,099     $   8,900
                                                       =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........   $     600     $   2,900
                                                       ---------     ---------
    Total liabilities ..............................         600         2,900
                                                       =========     =========

STOCKHOLDERS' EQUITY
  Capital Stock (Note 4)
  Authorized:
   300,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
   10,200,000 ......................................   $   1,020     $     900
  Additional paid-in capital .......................      19,980         8,100
  Stock Subscription Receivable ....................           -             0
  Deficit accumulated during the development stage .      (4,501)       (3,000)
                                                       ---------     ---------
    Total Stockholders' Equity .....................      16,499         6,000
                                                       ---------     ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $  17,099     $   8,900
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                               mLight Tech, Inc.
                         (A Development Stage Company)
                            Statements of Operations
               For the period September 3, 2010 to March 31, 2011
                                  (UNAUDITED)

                                                                 For the Period
                                                                 from Inception
                                   Three Months     Six Months    September 3,
                                      Ended          Ended            2010
                                     March 31,      March 31,       March 31,
                                       2011           2011            2011
                                   ------------   ------------   --------------

REVENUES ........................  $          0   $          0   $            0
                                   ------------   ------------   --------------

EXPENSES
  General & Administrative ......  $        301   $        301   $          401
  Professional Fees .............           600          1,200            4,100
                                   ------------   ------------   --------------
                                            901          1,501            4,501


Loss Before Income Taxes ........  $       (901)  $     (1,501)  $       (4,501)
                                   ------------   ------------   --------------

Provision for Income Taxes ......            --             --               --
                                   ------------   ------------   --------------

Net Loss ........................  $       (901)  $     (1,501)  $       (4,501)
                                   ============   ============   ==============


PER SHARE DATA:

  Basic and diluted loss per
   common share .................  $         --   $         --   $           --
                                   ============   ============   ==============

  Basic and diluted weighted
   average common shares
   outstanding ..................     9,855,556      9,524,176        9,482,297
                                   ============   ============   ==============

   The accompanying notes are an integral part of these financial statements.

                                  mLight Tech, Inc.
                            (A Development Stage Company)
                         Statements of Stockholders' Equity
                                                                 Deficit
                                                               Accumulated
                                  Common Stock     Additional   During the
                               ------------------   Paid-in    Development
                                 Shares    Amount   Capital       Stage       Total
                               ----------  ------  ----------  -----------   -------
Inception - September 3, 2010          --  $   --  $       --  $        --   $    --

  Common shares issued to
   Founder for cash at
   $0.0001 per share (par
   value $0.0001) on
   September 3, 2010 ........   9,000,000     900       8,100           --     9,000

  Net (loss) ................          --      --          --       (3,000)   (3,000)
                               ----------  ------  ----------  -----------   -------

Balance - September 30, 2010    9,000,000     900       8,100       (3,000)    6,000

  Private Placement of
   1,200,000 Common Shares
   ($0.0001 par value) on
   January 31, 2011 @ $0.01
   per share ................   1,200,000     120      11,880           --    12,000

  Loss for the year to date
   period ending March 31,
   2011 (unaudited)..........          --      --          --       (1,501)   (1,501)
                               ----------  ------  ----------  -----------   -------

Balance - March 31, 2011 ....  10,200,000   1,020      19,980       (4,501)   16,499
                               ==========  ======  ==========  ===========   =======

     The accompanying notes are an integral part of these financial statements.

                                          6

                               mLight Tech, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flow
               For the period September 3, 2010 to March 31, 2011
                                  (UNAUDITED)

                                                                 For the Period
                                                                 from Inception
                                                   Six Months     September 3,
                                                     Ended            2010
                                                    March 31,       March 31,
                                                      2011            2011
                                                  ------------   --------------

OPERATING ACTIVITIES

  Net Loss .....................................  $     (1,501)  $       (4,501)
                                                  ------------   --------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable
   and accrued liabilities .....................        (2,300)             600
                                                  ------------   --------------
  Net cash used in operating activities ........        (3,801)          (3,901)
                                                  ------------   --------------

FINANCING ACTIVITIES

  Proceeds from Capital Stock ..................        12,000           21,000
                                                  ------------   --------------
  Net cash provided by financing activities ....        12,000           21,000
                                                  ------------   --------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........         8,199           17,099

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         8,900               --
                                                  ------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $     17,099   $       17,099
                                                  ============   ==============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $         --   $           --
                                                  ============   ==============
    Income taxes ...............................  $         --   $           --
                                                  ============   ==============

   The accompanying notes are an integral part of these financial statements.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (March 31, 2011)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

mLight Tech, Inc. is a development stage company, incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. mLight plans to develop products to automate network inventory and reporting, diagramming and documentation, problem identification and resolution, and compliance.

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

Through March 31, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $4,501. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Enties", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2010 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the"SEC").

The results of operations for the six-month period ending March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending September 30, 2011.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (March 31, 2011)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2011.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (March 31, 2011)

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

Property
--------

The company does not own any real estate or other properties. The company's office is located 9694 Royal Palm Blvd, Coral Spring, FL 33065. Our contact number is 954-856-5718. The business office is located at the home of Ed Sanders, the CEO of the company at no charge to the company.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

mLight Tech, Inc. is a development stage company and was incorporated in Florida on September 3, 2010, to offer small and medium sized businesses products and services that reduce invoicing expenses, speed receipt of monies, and allow authorization and recovery of paper drafts. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first quarter of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On October 7, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on November 10, 2010, November 29, 2010 and December 13, 2010 with the SEC. The registration statement was declared effective on December 16, 2010.

Results of Operations

The Company did not generate any revenue during the six months ended March 31, 2011.

Total expenses the three (3) months ending March 31, 2011 were $901 resulting in an operating loss for the period of $901. For the six (6) months ending March 31, 2011, total operating expenses were $1,501 resulting in an operating loss of $1,501. Basic net loss per share amounting to $.001 and $.002 for the three (3) and six (6) months ending March 31, 2011 respectively.

General and Administrative expenses consisted primarily of filing fees of $301 and $600 in professional fees for the three (3) months. For the (6) months ending March 31, 2011, the general and administration expenses consisted of $301 in filing and $1200 in professional fees.

Accounts payable were $600 both for the period ending March 31, 2011 and December 31, 2010.

Liquidity and Capital Resources
-------------------------------

On January 31, the Company sold 1,200,000 shares of common stock for $12,000 to investors at $0.01 per share.

March 31, 2011 we had working capital of $16,499 consisting of cash on hand of $17,099 as compared to working capital of $6,000 at September 30, 2010 and cash of $8,900.

Net cash used in operating activities for the three months ended March 31, 2011 was $3,801 as compared to $100 for the period from inception on September 3, 2010 through September 30, 2010.

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

As of March 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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

                                        Dated: May 16, 2011