Form 10-Q
period 2011-06-30
mLight Tech, Inc.
filed 2011-08-11
CIK 1502557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of June 30, 2011.

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

                                     ASSETS
                                     ------
                                                        June 30,   September 30,
                                                          2011         2010
                                                      (unaudited)    (audited)
                                                       ---------   -------------

CURRENT ASSETS
  Cash and cash equivalents ........................   $  13,072     $   8,900
                                                       ---------     ---------
    Total current assets ...........................   $  13,072     $   8,900
                                                       ---------     ---------

                                                       ---------     ---------
  TOTAL ASSETS .....................................   $  13,072     $   8,900
                                                       =========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........   $     600     $   2,900
                                                       ---------     ---------
    Total liabilities ..............................         600         2,900
                                                       =========     =========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
  Authorized:
   300,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
   10,200,000 ......................................   $   1,020     $     900
  Additional paid-in capital .......................      19,980         8,100
  Stock Subscription Receivable ....................           -             0
  Deficit accumulated during the development stage .      (8,528)       (3,000)
                                                       ---------     ---------
    Total Stockholders' Equity (Deficiency) ........      12,472         6,000
                                                       ---------     ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $  13,072     $   8,900
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                               mLight Tech, Inc.
                         (A Development Stage Company)
                            Statement of Operations
               For the period September 3, 2010 to June 30, 2011
                                  (unaudited)

                                                                 For the Period
                                                                 from Inception
                                   Three Months    Nine Months    September 3,
                                      Ended          Ended            2010
                                     June 30,       June 30,        June 30,
                                       2011           2011            2011
                                   ------------   ------------   --------------

REVENUES ........................  $          0   $          0   $            0
                                   ------------   ------------   --------------

EXPENSES
  General & Administrative ......  $      3,061   $      3,362   $        3,462
  Professional Fees .............           966          2,166            5,066
                                   ------------   ------------   --------------
                                          4,027          5,528            8,528


Loss Before Income Taxes ........  $     (4,027)  $     (5,528)  $       (8,528)
                                   ------------   ------------   --------------

Provision for Income Taxes ......            --             --               --
                                   ------------   ------------   --------------

Net Loss ........................  $     (4,027)  $     (5,528)  $       (8,528)
                                   ============   ============   ==============


PER SHARE DATA:

  Basic and diluted loss per
   common share .................  $         --   $         --   $           --
                                   ============   ============   ==============

  Basic and diluted weighted
   average common shares
   outstanding ..................    10,200,000      9,749,451        9,700,000
                                   ============   ============   ==============

   The accompanying notes are an integral part of these financial statements.

                                  mLight Tech, Inc.
                            (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficiency)
                                                                 Deficit
                                                               Accumulated
                                  Common Stock     Additional   During the
                               ------------------   Paid-in    Development
                                 Shares    Amount   Capital       Stage       Total
                               ----------  ------  ----------  -----------   -------
Inception - September 3, 2010          --  $   --  $       --  $        --   $    --

  Common shares issued to
   Founder for cash at
   $0.00075 per share (par
   value $0.0001) on
   September 3, 2010 ........   9,000,000     900       8,100           --     9,000

Net (loss) ..................          --      --          --       (3,000)   (3,000)
                               ----------  ------  ----------  -----------   -------

Balance - September 30, 2010    9,000,000     900       8,100       (3,000)    6,000
                               ==========  ======  ==========  ===========   =======

  Private Placement of
   1,200,000 Common Shares
   ($0.0001 par value) on
   January 31, 2011 @ $0.01
   per share ................   1,200,000     120      11,880           --    12,000

Loss for the nine months
 ended June 30, 2011
 (unaudited) ................          --      --          --       (5,528)   (5,528)
                               ----------  ------  ----------  -----------   -------

Balance - June 30, 2011 .....  10,200,000   1,020      19,980       (8,528)   12,472
                               ==========  ======  ==========  ===========   =======

     The accompanying notes are an integral part of these financial statements.

                                          6

                               mLight Tech, Inc.
                         (A Development Stage Company)
                             Statement of Cash Flow
               For the period September 3, 2010 to June 30, 2011
                                  (unaudited)

                                                                 For the Period
                                                                 from Inception
                                                   Nine Months    September 3,
                                                      Ended           2010
                                                    June 30,        June 30,
                                                      2011            2011
                                                  ------------   --------------

OPERATING ACTIVITIES

  Net Loss .....................................  $     (5,528)  $       (8,528)
                                                  ------------   --------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable
   and accrued liabilities .....................        (2,300)             600
                                                  ------------   --------------
  Net cash used in operating activities ........        (7,828)          (7,928)
                                                  ------------   --------------

FINANCING ACTIVITIES

  Proceeds from issuance of stock ..............        12,000           21,000
                                                  ------------   --------------
  Net cash provided by financing activities ....        12,000           21,000
                                                  ------------   --------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........         4,172           13,072

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         8,900               --
                                                  ------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $     13,072   $       13,072
                                                  ============   ==============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $         --   $           --
                                                  ============   ==============
    Income taxes ...............................  $         --   $           --
                                                  ============   ==============

   The accompanying notes are an integral part of these financial statements.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2011)

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

Through June 30, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $8,528. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2010 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the six-month period ending June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending September 30, 2011.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2011)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2011.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2011)

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

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to June 30, 2010 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The Company did not generate any revenue during the nine months ended June 30, 2011.

Total expenses for the three (3) months ending June 30, 2011 were $4,027 resulting in an operating loss for the period of $4,027. For the nine (9) months ending June 30, 2011, total operating expenses were $5,528 resulting in an operating loss of $5,528. Basic net loss per share amounted to $.0004 and $.0005 for the three (3) and nine (9) months ending June 30, 2011 respectively.

General and Administrative expenses consisted primarily of transfer agent and filing fees of $3,062 and $965 in professional fees for the three (3) months. For the nine (9) months ending June 30, 2011, the general and administration expenses consisted of $3,363 in filing and $2,165 in professional fees.

Accounts payable were $600 both for the period ending June 30, 2011 and March 31, 2011.

Liquidity and Capital Resources
-------------------------------

On January 31, the Company sold 1,200,000 shares of common stock for $12,000 to investors at $0.01 per share.

June 30, 2011 we had working capital of $12,472 consisting of cash on hand of $13,072 as compared to working capital of $6,000 at September 30, 2010 and cash of $8,900.

Net cash used in operating activities for the three months ended June 30, 2011 was $7,828 as compared to $100 for the period from inception on September 3, 2010 through September 30, 2010.

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

As of June 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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

ITEM 6. EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

101* XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

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

                                        Dated: August 11, 2011