Form 10-Q
period 2011-12-31
mLight Tech, Inc.
filed 2012-01-25
CIK 1502557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of December 31, 2011.

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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to mLight Tech, Inc. a Florida corporation.

                               mLight Tech, Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                      December 31, September 30,
                                                          2011         2011
                                                      (unaudited)    (audited)
                                                       ---------   -------------

CURRENT ASSETS
  Cash and cash equivalents ........................   $   8,206     $  10,606
                                                       ---------     ---------
    Total current assets ...........................   $   8,206     $  10,606
                                                       ---------     ---------

                                                       ---------     ---------
  TOTAL ASSETS .....................................   $   8,206     $  10,606
                                                       =========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........   $   1,696     $   2,400
                                                       ---------     ---------
    Total liabilities ..............................       1,696         2,400
                                                       =========     =========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
  Authorized:
   300,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
   10,200,000 ......................................   $   1,020     $   1,020
  Additional paid-in capital .......................      19,980        19,980
  Deficit accumulated during the development stage .     (14,490)      (12,794)
                                                       ---------     ---------
    Total Stockholders' Equity (Deficiency) ........       6,510         8,206
                                                       ---------     ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $   8,206     $  10,606
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                               mLight Tech, Inc.
                         (A Development Stage Company)
                            Statement of Operations
             For the period September 3, 2010 to December 31, 2011
                                  (unaudited)

                                                                 For the Period
                                                                 from Inception
                                   Three Months   Three Months    September 3,
                                      Ended          Ended            2010
                                   December 31,   December 31,    December 31,
                                       2011           2010            2011
                                   ------------   ------------   --------------

REVENUES ........................  $          0   $          0   $            0
                                   ------------   ------------   --------------

EXPENSES
  General & Administrative ......  $      1,096   $          0   $        6,424
  Professional Fees .............           600            600            8,066
                                   ------------   ------------   --------------
                                          1,696            600           14,490


Loss Before Income Taxes ........  $     (1,696)  $       (600)  $      (14,490)
                                   ------------   ------------   --------------

Provision for Income Taxes ......            --             --               --
                                   ------------   ------------   --------------

Net Loss ........................  $     (1,696)  $       (600)  $      (14,490)
                                   ============   ============   ==============


PER SHARE DATA:

  Basic and diluted loss per
   common share .................  $         --   $         --   $           --
                                   ============   ============   ==============

  Basic and diluted weighted
   average common shares
   outstanding ..................    10,200,000      9,200,000        9,890,083
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
                               ==========  ======  ==========  ===========   =======

  Private Placement of
   1,200,000 Common Shares
   ($0.0001 par value) on
   January 31, 2011 @ $0.01
   per share ................   1,200,000     120      11,880           --    12,000

Loss for the year ended
 September 30, 2011 .........          --      --          --       (9,794)   (9,794)
                               ----------  ------  ----------  -----------   -------

Balance - September 30, 2011   10,200,000   1,020      19,980      (12,794)    8,206
                               ==========  ======  ==========  ===========   =======

Loss for the quarter ended
 December 31, 2011 ..........          --      --          --       (1,696)   (1,696)
                               ----------  ------  ----------  -----------   -------

Balance - December 31, 2011 .  10,200,000   1,020      19,980      (14,490)    6,510
                               ==========  ======  ==========  ===========   =======

     The accompanying notes are an integral part of these financial statements.

                                          6

                                       mLight Tech, Inc.
                                 (A Development Stage Company)
                                     Statement of Cash Flow
                     For the period September 3, 2010 to December 31, 2011
                                          (unaudited)
                                                                                For the Period
                                                                                from Inception
                                                  Three Months   Three Months    September 3,
                                                      Ended          Ended           2010
                                                  December 31,   December 31,    December 31,
                                                      2011           2010            2011
                                                  ------------   ------------   --------------
OPERATING ACTIVITIES

  Net Loss .....................................  $     (1,696)  $       (600)  $      (14,490)
                                                  ------------   ------------   --------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable
    and accrued liabilities ....................          (704)        (2,300)           1,696
                                                  ------------   ------------   --------------
  Net cash used in operating activities ........        (2,400)        (2,900)         (12,794)
                                                  ------------   ------------   --------------

FINANCING ACTIVITIES

  Common stock issued for cash .................            --             --           21,000
                                                  ------------   ------------   --------------
  Net cash provided by financing activities ....            --             --           21,000
                                                  ------------   ------------   --------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........        (2,400)        (2,900)           8,206

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        10,606          8,900               --
                                                  ------------   ------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $      8,206   $      6,000   $        8,206
                                                  ============   ============   ==============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $         --   $         --   $           --
                                                  ============   ============   ==============
    Income taxes ...............................  $         --   $         --   $           --
                                                  ============   ============   ==============

           The accompanying notes are an integral part of these financial statements.

                                               7

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (December 31, 2011)

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

Through December 31, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $14,490. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three-month period ending December 31, 2011 are not necessarily indicative of the results for the full fiscal year ending September 30, 2012.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (December 31, 2011)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2011.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (December 31, 2011)

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

Property
--------

The company does not own any real estate or other properties. The company's office is located 9694 Royal Palm Blvd, Coral Springs, FL 33065. Our contact number is 954-856-5718. The business office is located at the home of Ed Sanders, the CEO of the company at no charge to the company.

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

During the second quarter of the fiscal year 2011, the Company was focused on preparing the business and financial plan for the company. In addition, the company worked on the product development scope and timeline.

Results of Operations

The Company did not generate any revenue during the three months ended December 31, 2011.

Total expenses the three (3) months ending December 31, 2011 were $1,696 resulting in an operating loss for the period of $1,696. Basic net loss per share amounting to $.001 for the three (3) months ending December 31, 2011.

General and Administrative expenses consisted primarily of filing and edgar fees for the three (3) months ending December 31, 2011 and were $1,096. Professional fees were $600 related to accounting services.

Total expenses for the three (3) months ended December 31, 2011 were $1,696 resulting in an operating loss for the period of $1,696 as compared to total expenses of $600 for the three (3) months ended December 31, 2010.

Liquidity and Capital Resources
-------------------------------

At December 31, 2011 we had working capital of $6,510 consisting of cash on hand of $8,206 as compared to working capital of $5,400 at December 31, 2010 and cash of $6,000.

Net cash used in operating activities for the three months ended December 31, 2011 was $2,400 as compared to $2,900 for the three months ended December 31, 2010.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

                                        Dated: January 25, 2012