Form 10-Q
period 2012-03-31
mLight Tech, Inc.
filed 2012-05-08
CIK 1502557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of March 31, 2012.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets ....................................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity ................................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  11

Item 4.  Controls and Procedures ...........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  14

Item 1A. Risk Factors ......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  14

Item 3.  Defaults Upon Senior Securities ...................................  14

Item 4.  Mine Safety Disclosures ...........................................  14

Item 5.  Other Information .................................................  14

Item 6.  Exhibits ..........................................................  14

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

                                     ASSETS
                                     ------
                                                       March 31,   September 30,
                                                          2012         2011
                                                      (unaudited)    (audited)
                                                       ---------   -------------

CURRENT ASSETS
  Cash and cash equivalents ........................   $   4,925     $  10,606
                                                       ---------     ---------
    Total current assets ...........................   $   4,925     $  10,606
                                                       ---------     ---------

                                                       ---------     ---------
  TOTAL ASSETS .....................................   $   4,925     $  10,606
                                                       =========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........   $      --     $   2,400
                                                       ---------     ---------
    Total liabilities ..............................          --         2,400
                                                       =========     =========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
  Authorized:
   300,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
   10,200,000 ......................................   $   1,020     $   1,020
  Additional paid-in capital .......................      19,980        19,980
  Deficit accumulated during the development stage .     (16,075)      (12,794)
                                                       ---------     ---------
    Total Stockholders' Equity (Deficiency) ........       4,925         8,206
                                                       ---------     ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $   4,925     $  10,606
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                                              mLight Tech, Inc.
                                        (A Development Stage Company)
                                           Statements of Operations
                             For the period September 3, 2010 to March 31, 2012
                                                 (unaudited)
                                                                                               For the Period
                                                                                               from Inception
                                   Three Months   Three Months    Six Months     Six Months     September 3,
                                      Ended          Ended          Ended          Ended            2010
                                     March 31,      March 31,      March 31,      March 31,       March 31,
                                       2012           2011           2012           2011            2012
                                   ------------   ------------   ------------   ------------   --------------
REVENUES ........................  $          0   $          0   $          0   $          0   $            0
                                   ------------   ------------   ------------   ------------   --------------

EXPENSES
  General & Administrative ......  $      1,585   $        301   $      2,681   $        301   $        8,009
  Professional Fees .............            --            600            600          1,200            8,065
                                   ------------   ------------   ------------   ------------   --------------
                                          1,585            901          3,281          1,501           16,075


Loss Before Income Taxes ........  $     (1,585)  $       (901)  $     (3,281)  $     (1,501)  $      (16,075)
                                   ------------   ------------   ------------   ------------   --------------

Provision for Income Taxes ......            --             --             --             --               --
                                   ------------   ------------   ------------   ------------   --------------

Net Loss ........................  $     (1,585)  $       (901)  $     (3,281)  $     (1,501)  $      (16,075)
                                   ============   ============   ============   ============   ==============


PER SHARE DATA:

  Basic and diluted loss per
   common share .................  $         --   $         --   $         --   $         --   $           --
                                   ============   ============   ============   ============   ==============

  Basic and diluted weighted
   average common shares
   outstanding ..................    10,200,000      9,855,556     10,200,000      9,524,176        9,939,130
                                   ============   ============   ============   ============   ==============

                 The accompanying notes are an integral part of these financial statements.

                                                      5

                                  mLight Tech, Inc.
                            (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficiency)
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
                               ==========  ======  ==========  ===========   =======

  Private Placement of
   1,200,000 Common Shares
   ($0.0001 par value) on
   January 31, 2011 @ $0.01
   per share ................   1,200,000     120      11,880           --    12,000

Loss for the year ended
 September 30, 2011 .........          --      --          --       (9,794)   (9,794)
                               ----------  ------  ----------  -----------   -------

Balance - September 30, 2011   10,200,000   1,020      19,980      (12,794)    8,206
                               ==========  ======  ==========  ===========   =======

Loss for the quarter ended
 December 31, 2011 ..........          --      --          --       (1,696)   (1,696)
                               ----------  ------  ----------  -----------   -------

Balance - December 31, 2011 .  10,200,000   1,020      19,980      (14,490)    6,510
                               ==========  ======  ==========  ===========   =======

Loss for the quarter ended
 March 31, 2012 .............          --      --          --       (1,585)   (1,585)
                               ----------  ------  ----------  -----------   -------

Balance - March 31, 2012 ....  10,200,000   1,020      19,980      (16,075)    4,925
                               ==========  ======  ==========  ===========   =======

     The accompanying notes are an integral part of these financial statements.

                                          6

                                       mLight Tech, Inc.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                      For the period September 3, 2010 to March 31, 2012
                                          (unaudited)
                                                                                For the Period
                                                                                from Inception
                                                   Six Months     Six Months     September 3,
                                                      Ended          Ended          2010 to
                                                    March 31,      March 31,       March 31,
                                                      2012           2011            2012
                                                  ------------   ------------   --------------
OPERATING ACTIVITIES

  Net Loss .....................................  $     (3,281)  $     (1,501)  $      (16,075)
                                                  ------------   ------------   --------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable
    and accrued liabilities ....................        (2,400)        (2,300)              --
                                                  ------------   ------------   --------------
  Net cash used in operating activities ........        (5,681)        (3,801)         (16,075)
                                                  ------------   ------------   --------------

FINANCING ACTIVITIES

  Common stock issued for cash .................            --         12,000           21,000
                                                  ------------   ------------   --------------
  Net cash provided by financing activities ....            --         12,000           21,000
                                                  ------------   ------------   --------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........        (5,681)         8,199            4,925

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        10,606          8,900               --
                                                  ------------   ------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $      4,925   $     17,099   $        4,925
                                                  ============   ============   ==============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $         --   $         --   $           --
                                                  ============   ============   ==============
    Income taxes ...............................  $         --   $         --   $           --
                                                  ============   ============   ==============

           The accompanying notes are an integral part of these financial statements.

                                               7

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (March 31, 2012)

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

Through March 31, 2012 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $16,075. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending September 30, 2012.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (March 31, 2012)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                               mLight Tech, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (March 31, 2012)

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

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to March 31, 2012 through May 1, 2012 the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

In the second and third quarter of fiscal year 2012, the Company finished up the business and financial plan. In addition, the Company has started designing a software prototype for demo purposes.

During the first two quarters of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On June 8, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on July 15, 2010, August 5, 2010 and September 1, 2010 with the SEC.

Results of Operations

The Company did not generate any revenue during the three months ended March 31, 2012.

Total expenses for the three (3) months ending March 31, 2012 were $1,585 resulting in an operating loss for the period of $1,585. Basic net loss per share amounting to $.0001 for the three (3) months ending March 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the three (3) months ending March 31, 2012 and were $1,585.

Total expenses for the six (6) months ended March 31, 2012 were $3,281 resulting in an operating loss for the period of $3,281 as compared to total expenses of $1,501 for the six (6) months ended March 31, 2011. The increase in expenses was due to increased general and administration expenses.

Liquidity and Capital Resources
-------------------------------

At March 31, 2012 we had working capital of $4,925 consisting of cash on hand of $4,925 as compared to working capital of $16,499 at March 31, 2011 and cash of $17,099.

Net cash used in operating activities for the six months ended March 31, 2012 was $5,681 as compared to $3,801 for the six months ended March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

                                        Dated: May 8, 2012