Form 10-Q/A
period 2012-06-30
mLight Tech, Inc.
filed 2012-08-06
CIK 1502557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of August 2, 2012.

                                EXPLANATORY NOTE

The Company is amending the previously filed Form 10-Q for the period ended June 30, 2012 for the purpose of including information previously omitted that is required for the Statement of Operations. Original filing omitted information for the three month periods ending June 30, 2012 and 2011. No other information has been changed from the original filing.


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
                                                       =========     =========

STOCKHOLDERS' EQUITY
  Capital Stock
  Authorized:
   300,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
   10,200,000 ......................................   $   1,020     $   1,020
  Additional paid-in capital .......................      19,980        19,980
  Deficit accumulated during the development stage .     (18,577)      (12,794)
                                                       ---------     ---------
    Total Stockholders' Equity .....................       2,423         8,206
                                                       ---------     ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $   2,423     $  10,606
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.


                                              mLight Tech, Inc.
                                        (A Development Stage Company)
                                           Statements of Operations
                      For the three and nine month periods ending June 30, 2012 and 2011 and the period September 3, 2010 (inception) to June 30, 2012
                                                 (unaudited)
                                                                                               For the Period
                                                                                               from Inception
                                   Three Months   Three Months    Nine Months    Nine Months     September 3,
                                      Ended          Ended          Ended          Ended          2010 to
                                     June 30,       June 30,       June 30,       June 30,        June 30,
                                       2012           2011           2012           2011            2012
                                   ------------   ------------   ------------   ------------   --------------
REVENUES ........................  $         --   $         --   $         --   $         --   $           --
                                   ------------   ------------   ------------   ------------   --------------

EXPENSES
  General & Administrative ......  $      1,902   $      3,061   $      4,583   $      3,362   $        9,911
  Professional Fees .............           600            966          1,200          2,166            8,666
                                   ------------   ------------   ------------   ------------   --------------
                                          2,502          4,027          5,783          5,528           18,577

Loss Before Income Taxes ........  $     (2,502)  $     (4,027)  $     (5,783)  $     (5,528)  $      (18,577)

Provision for Income Taxes ......            --             --             --             --               --
                                   ------------   ------------   ------------   ------------   --------------

Net Loss ........................  $     (2,502)  $     (4,027)  $     (5,783)  $     (5,528)  $      (18,577)
                                   ============   ============   ============   ============   ==============

PER SHARE DATA:

  Basic and diluted loss per
   common share .................  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                   ============   ============   ============   ============

  Basic and diluted weighted
   average common shares
   outstanding ..................    10,200,000     10,200,000     10,200,000      9,749,451
                                   ============   ============   ============   ============

                  The accompanying notes are an integral part of these financial statements.

                                                      5

                                  mLight Tech, Inc.
                            (A Development Stage Company)
                          Statements of Stockholders' Equity
             For the period September 3, 2010 (inception) to June 30, 2012
                                                                 Deficit
                                                               Accumulated
                                  Common Stock     Additional   During the
                               ------------------   Paid-in    Development
                                 Shares    Amount   Capital       Stage       Total
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
                               ==========  ======  ==========  ===========   =======

  Private Placement of
   1,200,000 Common Shares
   ($0.0001 par value) on
   January 31, 2011 @ $0.01
   per share ................   1,200,000     120      11,880           --    12,000

Loss for the year ended
 September 30, 2011 .........          --      --          --       (9,794)   (9,794)
                               ----------  ------  ----------  -----------   -------

Balance - September 30, 2011   10,200,000   1,020      19,980      (12,794)    8,206
                               ==========  ======  ==========  ===========   =======

Loss through June 30, 2012
 (unaudited) ................          --      --          --       (5,783)   (5,783)
                               ----------  ------  ----------  -----------   -------

Balance - June 30, 2012 .....  10,200,000   1,020      19,980      (18,577)    2,423
                               ==========  ======  ==========  ===========   =======

     The accompanying notes are an integral part of these financial statements.

                                          6

                                       mLight Tech, Inc.
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                    For the nine month period ended June 30, 2012 and 2011
                 and the period September 3, 2010 (inception) to June 30, 2012
                                          (unaudited)

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

                                               7

                               mLight Tech, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2012)
                                  (unaudited)

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

ITEM 6. EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

101* XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q/A.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q/A shall be deemed "furnished" and not "filed."

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

                                        Dated: August 6, 2012