Form 10-K
period 2012-09-30
mLight Tech, Inc.
filed 2012-12-13
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $12,500 as of September 30, 2012.

As of November 30, 2012, there were 10,200,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

As of September 30, 2012, mLight Tech, Inc. had raised $21,000 through the sale of its common stock. There is $53 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

mLight has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchases or sales of assets or been involved in any merger, material reclassification, acquisition or consolidation.

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

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF MLIGHT TECH, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN.

In their audit report for the periods ending September 30, 2012 and 2011, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to mLight Tech, Inc. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the September 30, 2012 Audited Financial Statements - Auditors Report. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol MLGT. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2012
	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

As of September 30, 2012, there are 10,200,000 shares of Common Stock outstanding.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock, which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 30, 2012, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Philadelphia Stock Transfer, Inc., 2320 Haverford Rd., Suite 230, Ardmore, PA 19003, telephone number 484-416-3124.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2012.

Item 6.	Selected Financial Data.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2012 reflects cash assets in the amount of $53 as compared to $10,606 in cash for the period ending September 30, 2011. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date, however the Company will need to raise additional capital for operations. The Company had no revenues and incurred a net loss of $11,856 for the year ended September 30, 2012 as compared to net loss of $9,794 for the period ending September 30, 2011. During the period from September 3, 2010 (inception) to September 30, 2012, the Company’s balance sheet reflected an accumulated deficit of $24,650.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on January 31, 2011. In September 2012, the Company issued a note payable for $1,000 to one investor.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Results of Operations – Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $2,062 from $9,794 for the year ended September 30, 2011 to $11,856 for the year ended September 30, 2012, an increase of 21%. The increase resulted from expenses associated with SEC and XBRL filing fees.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $11,856 for the year ended September 30, 2012 compared to a net loss of $9,794 for the year ended September 30, 2011.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2012 and 2011.

Tabular Disclosure of Contractual Obligations

We had no contractual obligations such as long-term debt, capital leases or operating leases, or purchase obligations as of September 30, 2012 and 2011.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end September 30, 2012 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Edward Sanders, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $24,650 as of September 30, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entities. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2012 or 2011, respectively.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “likely,” “will,” “would,” “could”, “may”, “should”, and words or phrases of similar meaning. They may relate to, among other things:

•

a reduction in consumer and/or business spending in our market due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, events or occurrences affecting the securities and/or financial markets, occurrences affecting our common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors;

•

risks relating to the business industry and our business, including competition, changes in consumer tastes and preferences, risks associated with expanding our business, increases in energy costs, demographic trends, traffic patterns, weather conditions, independent contractor availability, benefits and cost increases, litigation judgments or, government regulation, our ability to maintain adequate financing facilities, our liquidity and capital resources, prevailing interest rates and legal and regulatory matters;

•	public health issues, including, without limitation risks relating to the spread of pandemic diseases;

•	legal proceedings and regulatory matters; and

•	other risks detailed in “Risk Factors” herein and in our reports filed from time to time with the SEC.

Additionally, our ability to expand our business is dependent upon various factors, such as the availability of capital on favorable terms, the ability to obtain various government permits and licenses, and the recruitment and training of skilled management and business employees.

All forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed in “Risk Factors.” Given these risks and uncertainties, we urge you to read this prospectus completely with the understanding that actual future results may be materially different from what we plan or expect. These factors and the other risk factors described in this prospectus are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on forward-looking statements.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements made in this prospectus may not prove to be correct.

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

As of September 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

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

Name	Age	Position
Edward Sanders	67	President and Director

Edward Sanders has served as our President, Chief Executive Officer and our director since September 3, 2010.

Mr. Sanders, our President and sole Director, embodies over 29 years of professional business and IT experience. He has been a senior bid analyst at Staples Technology Solutions, a division of Staples since January 1990. Mr. Sanders is and has been a partner in Jenlis, Inc., an Internet sales company since April 2005. Mr. Sanders was also the president of PashminaDepot.com, an Internet ecommerce company from November 2007 till October 2009. Previously, he was a vice president of operations at Silky Button Company responsible for sales, factory management and finance from 1983 to 1990.

Mr. Sanders is not an officer or director of any other reporting company.

Family Relationships

MBN Consulting is managed by Steve Sanders who is the brother of Ed Sanders.  Otherwise, to the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officer(s) and director(s).

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our sole director and officer is a party adverse to us.

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

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles; and

•	reviewing the results of the auditing engagement with our independent auditors and with our officer.

Compensation Committee. The board has a Compensation Committee comprised of our sole director and officer and performs the functions of the Compensation Committee. The Compensation Committee is currently charged with, among other things, assisting the board in:

•	approving and evaluating the compensation of directors and executive officers;

•	establishing policies to hire and retain senior executives, with the objectives of aligning the compensation of senior management with our business and the interests of our stockholders;

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

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and,

•	generally advising the board (as a whole) on corporate governance matters.

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

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and,

•	the makeup and diversity of our existing board.

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

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended September 30, 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Edward Sanders, President	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

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

Long-Term Incentive Plans.

As of September 30, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended September 30, 2012, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2012, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2012, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Edward Sanders * 9694 Royal Palm Blvd, Coral Springs, FL 33065	9,000,000 shares President, Secretary, Treasurer, Director	88.2%

Common Stock	All officers and directors as a group	9,000,000 shares	88.2%

* Mr. Sanders serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

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

Related Party Transactions.

There were no related party transactions in the periods presented.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2012 and September 30, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	September 30, 2012	September 30, 2011

(i) Audit Fees	$4,200	$4,200

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$4,200	$4,200

Audit Fees. The aggregate fees billed in each of the years ended September 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were both $4,200 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended September 30, 2012 and 2011.

Tax Fees. For the year ended September 30, 2012 and 2011, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer
101*	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mLight Tech, Inc.

December 13, 2012	By:	/s/ Edward Sanders
	Its:	Edward Sanders Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward Sanders	December 13, 2012
Edward Sanders
Its:	Principal Executive Officer, President and a Director

By:	/s/ Edward Sanders	December 13, 2012
Edward Sanders
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of mLight Tech, Inc. required to be included in Items 8 and 15 are listed below:

mLight Tech, Inc.

Audited Financial Statements for the years ended September 30, 2012 and 2011.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

mLight Tech, Inc.

I have audited the balance sheets of mLight Tech, Inc. as of September 30, 2012 and 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the periods then ended and from September 3, 2010 (date of inception) through September 30, 2012. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of mLight Tech, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended and from September 3, 2010 (date of inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues from operations, has an accumulated deficit, and negative operating cash flows.  The Company has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 10, 2012

mLight Tech, Inc.

(A Development Stage Company)

Balance Sheets

	September 30,	September 30,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53	$10,606
Total current assets	53	10,606

TOTAL ASSETS	$53	$10,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$303	$2,400
Accrued expenses	2,400	—
Note payable	1,000	—
Total liabilities	$3,703	$2,400

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding:
10,200,000 common shares	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(24,650)	(12,794)
Total Stockholders’ Equity (Deficiency)	(3,650)	8,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53	$10,606

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Statements of Operations

	Twelve Months Ended September 30, 2012	Twelve Months Ended September 30, 2011	For the Period from Inception (September 3, 2010) to September 30, 2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$7,656	$5,229	$12,985
Professional Fees	4,200	4,565	11,665
	11,856	9,794	24,650

Loss Before Income Taxes	$(11,856)	$(9,794)	$(24,650)

Provision for Income Taxes	—	—	—

Net Loss	$(11,856)	$(9,794)	$(24,650)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.0012)	$(0.0010)	$(0.0025)

Basic and diluted weighted Average Common shares outstanding	10,200,000	9,865,753	10,002,111

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

From September 3, 2010 (Inception) to September 30, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 3, 2010	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00075 per share (par value $0.0001) on September 3, 2010	9,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(3,000)	(3,000)

Balance - September 30, 2010	9,000,000	900	8,100	(3,000)	6,000

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on January 31, 2011 @ $0.01 per share	1,200,000	120	11,880	—	12,000

Loss for the year ended September 30, 2011	—	—	—	(9,794)	(9,794)

Balance - September 30, 2011	10,200,000	1,020	19,980	(12,794)	8,206

Loss for the year ended September 30, 2012	—	—	—	(11,856)	(11,856)

Balance - September 30, 2012	10,200,000	1,020	19,980	(24,650)	(3,650)

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Statement of Cash Flows

	Twelve Months Ended September 30, 2012	Twelve Months Ended September 30, 2011	For the Period from Inception (September 3, 2010) to September 30, 2012

OPERATING ACTIVITIES

Net Loss	$(11,856)	$(9,794)	$(24,650)

Changes in Operating Assets and Liabilities:
Accounts payable	(2,097)	(500)	303
Accrued liabilities	2,400	—	2,400
Increase (decrease) in note payable	—	—	—
Net cash used in operating activities	(11,553)	(10,294)	(21,947)

FINANCING ACTIVITIES
Proceeds from note payable	1,000	—	1,000
Capital Stock issued for cash	—	12,000	21,000
Net cash provided by financing activities	1,000	12,000	22,000

INCREASE IN CASH AND CASH EQUIVALENTS	(10,553)	1,706	53

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,606	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53	$10,606	$53

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

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

Accounting Basis

The Company is a development stage entity in accordance with  ASC 915, Development Stage Entities.  We are devoting substantially all our efforts to establishing our business and principal operations have not commenced.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company follows ASC 305-10, Cash and Cash Equivalents, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2012 and 2011 we had no cash equivalents.

Earnings (Loss) per Share

The Company follows ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2012 or 2011, respectively.

Share-based Expenses.

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.  The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists.  A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies.  If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity the Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  There have been no shares issued as compensation to date.

Advertising

The Company will expense advertising as incurred.  No advertising costs were incurred for the years ending September 30, 2012 and 2011.

Revenue Recognition

The company follows ASC 605, Revenue Recognition, and recognizes revenue when it is realized or realizable and estimable.  The Company has yet to commence principal operations.  Major revenue activities are expected to be generated from the sale of software solutions and integrated applications for network management.

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  There were no related party transactions for the years ended September 30, 2012 and 2011.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies,  to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the periods September 30, 2012 and 2011 the Company has net losses of $11,856 and $9,784, respectively.  Cumulative net losses since inception are $24,650.

The Company has negative operating cash flows of ($11,553) and ($10,294) for the years ended September 30, 2012 and 2011, and  negative cumulative operating cash flows of ($21,947).  As of September 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 4.	RECENTLY IMPLEMENTED STANDARDS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 5.	STOCKHOLDERS’ EQUITY

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

There are 300,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 shares and 9,000,000 shares issued and outstanding at September 30, 2012 and 2011, respectively.

NOTE 6.	RELATED PARTY TRANSACTIONS

There were no related party transactions in the years ended September 30, 2012 and 2011.

NOTE 7.	NOTE PAYABLE

In September 2012, the company issued a note payable in the amount of $1,000 to an unrelated party. The note accrues interest at 5% and is due on September 10, 2013. The current portion due as of September 30, 2012 is $1,000.

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(September 30, 2012)

NOTE 8.	INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2012 the Company incurred losses of $24,650, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $8,400 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies to include no employment contract with its officer and sole director.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10.	SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report.  Based on our evaluation no events have occurred that need to be disclosed.