Form 10-Q
period 2012-12-31
mLight Tech, Inc.
filed 2013-01-24
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-169805

mLight Tech, Inc.

(Exact name of registrant as specified in its charter)

Florida	27-3436055
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Edward Sanders

9694 Royal Palm Blvd

Coral Springs, FL 33065

         954-856-5718

(Registrant’s telephone number, including area code)

Not Applicable

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of January 23, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to mLight Tech, Inc., a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

mLight Tech, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,	September 30,
	2012	2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$602	$53
Total current assets	602	53

TOTAL ASSETS	$602	$53

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$3,984	$303
Accrued expenses	600	2,400
Note payable	2,000	1,000
Total liabilities	$6,584	$3,703

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding:
10,200,000 common shares	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(26,982)	(24,650)
Total Stockholders’ Equity (Deficiency)	(5,982)	(3,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602	$53

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Statements of Operations

For the three month periods ended December 31, 2012 and 2011 and the period September 3, 2010 (inception) to December 31, 2012

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	For the Period from Inception (September 3, 2010) to December 31, 2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$1,732	$1,096	$14,717
Professional Fees	600	600	12,265
	2,332	1,696	26,982

Loss Before Income Taxes	$(2,332)	$(1,696)	$(26,982)

Provision for Income Taxes	—	—	—

Net Loss	$(2,332)	$(1,696)	$(26,982)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.0002)	$(0.0002)	$(0.0027)

Basic and diluted weighted Average Common shares outstanding	10,200,000	10,200,000	10,023,529

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Statements of Stockholders’ Deficit

For the period September 3, 2010 (inception) to December 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 3, 2010	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00075 per share (par value $0.0001) on September 3, 2010	9,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(3,000)	(3,000)

Balance - September 30, 2010	9,000,000	900	8,100	(3,000)	6,000

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on January 31, 2011 @ $0.01 per share	1,200,000	120	11,880	—	12,000

Loss for the year ended September 30, 2011	—	—	—	(9,794)	(9,794)

Balance - September 30, 2011	10,200,000	1,020	19,980	(12,794)	8,206

Loss for the year ended September 30, 2012	—	—	—	(11,856)	(11,856)

Balance - September 30, 2012	10,200,000	1,020	19,980	(24,650)	(3,650)

Loss for the period ended December 31, 2012	—	—	—	(2,332)	(2,332)

Balance - December 31, 2012	10,200,000	1,020	19,980	(26,982)	(5,982)

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the three month periods ended December 31, 2012 and 2011 and the period September 3, 2010 (inception) to December 31, 2012

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	For the Period from Inception (September 3, 2010) to December 31, 2012

OPERATING ACTIVITIES

Net Loss	$(2,332)	$(1,696)	$(26,982)

Changes in Operating Assets and Liabilities:
Accounts payable	3,681	(704)	3,984
Accrued liabilities	(1,800)	—	600
Net cash used in operating activities	(451)	(2,400)	(22,398)

FINANCING ACTIVITIES
Proceeds from note payable	1,000	—	2,000
Capital Stock issued for cash	—	—	21,000
Net cash provided by financing activities	1,000	—	23,000

INCREASE IN CASH AND CASH EQUIVALENTS	549	(2,400)	602

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53	10,606	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$602	$8,206	$602

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2012)

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

Through December 31, 2012 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $26,982. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2012 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

The results of operations for the three-month period ending December 31, 2012 are not necessarily indicative of the results for the full fiscal year ending September 30, 2013.

Cash and Cash Equivalents

The Company follows ASC 305-10, Cash and Cash Equivalents, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 30, 2012 and 2011, respectively.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2012 and 2011, there were no common stock equivalents or options outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 or 2011, respectively.

Advertising

No advertising costs were incurred for the periods ending December 31, 2012 and 2011.

Revenue and Cost Recognition

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

Share-based Expenses.

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the periods ending December 31, 2012 and 2011.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures”,  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4.  NOTES PAYABLE

In September 2012, the company issued a note payable in the amount of $1,000 to an unrelated party.  In October 2012, the company issued a second note payable also in the amount of $1,000 and to the same unrelated party.  The notes accrue interest at 5% and are due one year from issuance.  The current portion due as of December 31, 2012 is $2,000.

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

On January 31, 2012, the Company issued 1,200,000 common shares at $0.01 per share yielding net proceeds of $12,000.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 shares and 9,000,000 shares issued and outstanding at September 30, 2012 and 2011, respectively

NOTE 6.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued.  Based on our evaluation no events have occurred that require disclosure.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

mLight Tech, Inc. is a development stage company and was incorporated in Florida on September 3, 2010, to offer small and medium sized businesses products and services that reduce invoicing expenses, speed receipt of monies, and allow authorization and recovery of paper drafts. It has no operations and in accordance with ASC 915 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 registration statement. Results or interim periods may not be indicative of results for the full year.

In the first quarter of fiscal year 2013, the Company commenced the product development and prototype.  In the prior quarter, the Company finished up the business and financial plan.

Three months ended December 31, 2012 compared to the three months ended December 31 2011.

The Company did not generate any revenue during the three months ended December 31, 2012.

Total expenses for the three (3) months ending December 31, 2012 were $2,332 resulting in an operating loss for the period of $2,332. Basic net loss per share amounting to $.0002 for the three (3) months ending December 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the three (3) months ending December 31, 2012 and were $1,732.  Professional fees were $600.

Liquidity and Capital Resources

At December 31, 2012 we had a working capital deficit of $5,982 consisting of cash on hand of $602 and current liabilities of $6,584 as compared to a working capital deficit of $3,650 at September 30, 2012 and cash of $53 and current liabilities of $3,703.

Net cash used in operating activities for the three months ended December 31, 2012 was $451 as compared to $2,400 for the three months ended December 31, 2011.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

January 24, 2013	By:	/s/ Ed Sanders
Ed Sanders President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director