Form 10-Q
period 2013-03-31
mLight Tech, Inc.
filed 2013-05-07
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 204,000,000 shares of common stock are issued and outstanding as of April 30, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

mLight Tech, Inc.

(A Development Stage Company)

Balance Sheets

	March 31,
	2013	September 30,
	(Unaudited)	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$559	$53
Total current assets	559	53

TOTAL ASSETS	$559	$53

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$105	$303
Accrued expenses	750	2,400
Note payable	7,000	1,000
Total liabilities	$7,855	$3,703

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding:
204,000,000 as of March 31, 2013, 10,200,000 as of September 30, 2012	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(28,296)	(24,650)
Total Stockholders’ Equity (Deficiency)	(7,296)	(3,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$559	$53

The accompanying notes are an integral part of these financial statements.  On February 8, 2013, the Board of Directors, approved a 20:1 forward stock split.  All shares have been retroactively restated.

mLight Tech, Inc.

(A Development Stage Company)

Statements of Operations

For the three and six month periods ended March 31, 2013 and 2012 and the period September 3, 2010 (inception) to March 31, 2013

(unaudited)

					For the Period
	Three	Three	Six	Six	from Inception
	Months	Months	Months	Months	September 3,
	Ended	Ended	Ended	Ended	2010 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$414	$1,585	$2,146	$2,681	$15,131
Professional Fees	900	—	1,500	600	13,165
	1,314	1,585	3,646	3,281	28,296

Loss Before Income Taxes	$(1,314)	$(1,585)	$(3,646)	$(3,281)	$(28,296)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(1,314)	$(1,585)	$(3,646)	$(3,281)	$(28,296)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	204,000,000	204,000,000	204,000,000	204,000,000	200,195,745

The accompanying notes are an integral part of these financial statements.  On February 8, 2013, the Board of Directors, approved a 20:1 forward stock split.  All shares have been retroactively restated

mLight Tech, Inc.

(A Development Stage Company)

Statements of Stockholders’ Deficit

For the period September 3, 2010 (inception) to March 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 3, 2010	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00075 per share (par value $0.0001) on September 3, 2010	9,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(3,000)	(3,000)

Balance - September 30, 2010	9,000,000	900	8,100	(3,000)	6,000

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on January 31, 2011 @ $0.01 per share	1,200,000	120	11,880	—	12,000

Loss for the year ended September 30, 2011	—	—	—	(9,794)	(9,794)

Balance - September 30, 2011	10,200,000	1,020	19,980	(12,794)	8,206

Loss for the year ended September 30, 2012	—	—	—	(11,856)	(11,856)

Balance - September 30, 2012	10,200,000	1,020	19,980	(24,650)	(3,650)

Loss for the quarter ended December 31, 2012	—	—	—	(2,332)	(2,332)

Balance - December 31, 2012	10,200,000	1,020	19,980	(26,982)	(5,982)

20 for 1 forward stock split effective on February 27, 2013	204,000,000	—	—	—	—

Loss for the quarter ended March 31, 2013	—	—	—	(1,314)	(1,314)

Balance - March 31, 2013	204,000,000	1,020	19,980	(28,296)	(7,296)

The accompanying notes are an integral part of these financial statements.  On February 8, 2013, the Board of Directors, approved a 20:1 forward stock split.  All shares have been retroactively restated

mLight Tech, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the six month periods ended March 31, 2013 and 2012

and the period September 3, 2010 (inception) to March 31, 2013

(unaudited)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	For the Period from Inception (September 3, 2010) to March 31, 2013

OPERATING ACTIVITIES

Net Loss	$(3,646)	$(3,281)	$(28,296)

Changes in Operating Assets and Liabilities:
Accounts payable	(1,743)	(2,400)	960
Accrued liabilities	—	—	—
Net cash used in operating activities	(5,389)	(5,681)	(27,336)

FINANCING ACTIVITIES
Interest on Note Payable	(105)	—	(105)
Proceeds from note paybel - related party	6,000	—	7,000
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	5,895	—	27,895

INCREASE IN CASH AND CASH EQUIVALENTS	506	(5,681)	559

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53	10,606	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$559	$4,925	$559

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.  On February 8, 2013, the Board of Directors, approved a 20:1 forward stock split.  All shares have been retroactively restated

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(March 31, 2013)

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

mLight Tech, Inc. is in the early stage of developing its business plan. The Company does not have any products or customers and has not generated any revenues. The Company must complete the business plan, develop the product and attract customers before it can start generating revenues.

Through March 31, 2013 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception totaling $28,296. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2012 and notes thereto and other pertinent information contained in our Annual Form 10-K the Company has filed with the Securities and Exchange Commission.

The results of operations for the six-month period ending March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending September 30, 2013.

Development Stage Entity

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash and Cash Equivalents

The Company follows ASC 305-10, Cash and Cash Equivalents, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $559 and $53 at March 31, 2013 and September 30, 2012, respectively.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2013 and 2012, there were no common stock equivalents or options outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2013 or March 31, 2012 respectively.

Advertising

No advertising costs were incurred for the periods ending March 31, 2013 and March 31, 2012.

Related parties

The Company follows  ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending March 31, 2013 and 2012 totaled $7,000 and $0, respectively and were comprised of notes payable.

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

There were no share-based expenses for the periods ending March 31, 2013 and March 31, 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 3:  GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $28,296 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans and advances from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

NOTE 4:  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 5.  NOTES PAYABLE

In September 2012, the company issued a note payable in the amount of $1,000 to an unrelated party.  In October 2012, the company issued a second note payable also in the amount of $1,000 and to the same unrelated party.  On January 3, 2013, and February 6, 2013 the Company issued a note payable in the amount of $4,000 and $1,000 respectively to the same unrelated party.  All the notes accrue interest at 5% and are due one year from issuance.  The current portion due as of March 31, 2013 is $7,000.

NOTE 6.  STOCKHOLDERS’ EQUITY

Common Stock

On September 3, 2010, the Company issued 180,000,000 (post split) of its $0.0001 par value common stock at $0.0001 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On January 31, 2012, the Company issued 24,000,000 common shares at $0.0005 per share yielding net proceeds of $12,000.

On February 8, 2013, the Company’s board of directors authorized a 20 for 1 forward split.  The record date of the split was February 26, 2013 and the effective date was February 27, 2013.   After the split, the total outstanding shares were 204,000,000.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 204,000,000 shares issued and outstanding at March 31, 2013 and 2012, respectively

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued.  Based on our evaluation no events have occurred that require disclosure.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

mLight Tech, Inc. is a development stage company and was incorporated in Florida on September 3, 2010, to offer small and medium sized businesses products and services that reduce invoicing expenses, speed receipt of monies, and allow authorization and recovery of paper drafts. It has no operations and in accordance with ASC 915 is considered to be in the development stage as it has not begun planned principal operations.

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

Three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The Company did not generate any revenue during the three months ended March 31, 2013.

Total expenses for the three (3) months ending March 31, 2013 were $1,314 resulting in an operating loss for the period of $1,314 compared to an operating loss of $1,585 for the period ending March 31, 2012.  The decrease in operating expenses was a result of lower SEC and XBRL filing fees.  The basic net loss per share amounting to less than $.01 for the three (3) months ending March 31, 2013 and the same for the period ending March 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the three (3) months ending March 31, 2013 and were $414.  Professional fees were $900.

Six months ended March 31, 2013 compared to the six months ended March 31, 2012.

Total expenses for the six (6) months ending March 31, 2013 were $3,646 resulting in an operating loss for the period of $3,646 compared to a operating loss of $3,281 for the period ending March 31, 2012.  The increase in operating expenses was a result of higher SEC and XBRL filing fees.  The basic net loss per share amounting to less than $.01 for the six (6) months ending March 31, 2013 and the same for the period ending March 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the six (6) months ending March 31, 2013 and were $2,146.  Professional fees were $1,500.

Liquidity and Capital Resources

At March 31, 2013 we had a working capital deficit of $7,296 consisting of cash on hand of $559 and current liabilities of $7,856 as compared to a working capital deficit of $3,650 at September 30, 2012 and cash of $53 and current liabilities of $3,703.

Net cash used in operating activities for the six months ended March 31, 2013 was $5,389 as compared to $5,681 for the six months ended March 31, 2012.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2013 and September 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

As of March 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls. . The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

May 7, 2013	By:	/s/ Ed Sanders
Ed Sanders President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director