Form 10-Q
period 2013-06-30
mLight Tech, Inc.
filed 2013-08-14
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Todd Sudeck

3100 Airway Avenue, Suite 141

Costa Mesa, CA 92626

         949-981-3464

(Registrant’s telephone number, including area code)

9694 Royal Palm Blvd, Coral Springs, FL 33065

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 204,000,000 shares of common stock are issued and outstanding as of August 12, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

mLight Tech, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,
	2013	September 30,
	(Unaudited)	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,958	$53
Total current assets	2,958	53

TOTAL ASSETS	$2,958	$53

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$1,052	$303
Accrued expenses	750	2,400
Note payable	10,000	1,000
Total liabilities	$11,802	$3,703

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Authorized:
300,000,000 common shares, $0.0001 par value
Issued and outstanding:
204,000,000 as of June 30, 2013 and September 30, 2012	$20,400	$1,020
Additional paid-in capital	600	19,980
Deficit accumulated during the development stage	(29,844)	(24,650)
Total Stockholders’ Equity (Deficiency)	(8,844)	(3,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,958	$53

The accompanying notes are an integral part of these unaudited condensed financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the three and nine month periods ended June 30, 2013 and 2012 and the period September 3, 2010 (inception) to June 30, 2013

(unaudited)

					For the Period
	Three	Three	Nine	Nine	from Inception
	Months	Months	Months	Months	September 3,
	Ended	Ended	Ended	Ended	2010 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$798	$1,902	$2,944	$4,583	$15,929
Professional Fees	750	600	2,250	1,200	13,915
	1,548	2,502	5,194	5,783	29,844

Loss Before Income Taxes	$(1,548)	$(2,502)	$(5,194)	$(5,783)	$(29,844)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(1,548)	$(2,502)	$(5,194)	$(5,783)	$(29,844)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	204,000,000	204,000,000	204,000,000	204,000,000	200,531,523

The accompanying notes are an integral part of these unaudited condensed financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders’ Deficit

For the period September 3, 2010 (inception) to June 30, 2013

			Additional	Deficit
			Paid-in/	Accumulated
			(Discount	During the
	Common Stock		to)	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 3, 2010	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00005 per share (par value $0.0001) on September 3, 2010	180,000,000	18,000	(9,000)	—	9,000

Net (loss)	—	—	—	(3,000)	(3,000)

Balance - September 30, 2010 (audited)	180,000,000	18,000	(9,000)	(3,000)	6,000

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on January 31, 2011 @ $0.01 per share	24,000,000	2,400	9,600	—	12,000

Loss for the year ended September 30, 2011	—	—	—	(9,794)	(9,794)

Balance - September 30, 2011	204,000,000	20,400	600	(12,794)	8,206

Loss for the year ended September 30, 2012	—	—	—	(11,856)	(11,856)

Balance - September 30, 2012 (audited)	204,000,000	20,400	600	(24,650)	(3,650)

Loss for the quarter ended December 31, 2012	—	—	—	(2,332)	(2,332)

Balance - December 31, 2012 (unaudited)	204,000,000	20,400	600	(26,982)	(5,982)

Loss for the quarter ended March 31, 2013	—	—	—	(1,314)	(1,314)

Balance - March 31, 2013 (unaudited)	204,000,000	20,400	600	(28,296)	(7,296)

Loss for the quarter ended June 30, 2013	—	—	—	(1,548)	(1,548)

Balance - June 30, 2013 (unaudited)	204,000,000	20,400	600	(29,844)	(8,844)

* Note: The Company effective a 20:1 forward stock split on February 27, 2013. All numbers have been adjusted to reflect the post split numbers.

The accompanying notes are an integral part of these unaudited condensed financial statements.

mLight Tech, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the nine month periods ended June 30, 2013 and 2012

and the period September 3, 2010 (inception) to June 30, 2013

(unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	For the Period from Inception (September 3, 2010) to June 30, 2013

OPERATING ACTIVITIES

Net Loss	$(5,194)	$(5,783)	$(29,844)

Changes in Operating Assets and Liabilities:
Accounts payable	749	(2,400)	1,052
Accrued expenses	(1,650)	—	750
Net cash used in operating activities	(6,095)	(8,183)	(28,042)

FINANCING ACTIVITIES
Proceeds from note payable	9,000	—	10,000
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	9,000	—	31,000

INCREASE IN CASH AND CASH EQUIVALENTS	2,905	(8,183)	2,958

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53	10,606	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,958	$2,423	$2,958

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

mLight Tech, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(June 30, 2013)

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

Through June 30, 2013 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception totaling $29,844. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the nine-month period ending June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending September 30, 2013.

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

Cash and Cash Equivalents

The Company follows ASC 305-10, Cash and Cash Equivalents, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $2,958 and $53 at June 30, 2013 and September 30, 2012, respectively.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of June 30, 2013 and 2012, there were no common stock equivalents or options outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2013 or June 30, 2012 respectively.

Advertising

No advertising costs were incurred for the periods ending June 30, 2013 and June 30, 2012.

Related parties

The Company follows ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending June 30, 2013 and September 30, 2012 totaled $0.

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

There were no share-based expenses for the periods ending June 30, 2013 and June 30, 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 3:  GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $29,844 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5.  NOTES PAYABLE

In September 2012, the company issued a note payable in the amount of $1,000 to a related party.  In October 2012, the company issued a second note payable also in the amount of $1,000 and to the same unrelated party.  On January 3, 2013, February 6, 2013, and June 5, 2013 the Company issued notes payable in the amounts of $4,000, $1,000, and $3,000 respectively to the same related party.  All the notes accrue interest at 5% and are due on demand.   Notes payable totaled $10,000 and $1,000 at June 30, 2013 and September 30, 2012, respectively.

NOTE 6.  STOCKHOLDERS’ EQUITY

Common Stock

There are 300,000,000 Common Shares at $0.0001 par value authorized with 204,000,000 shares issued and outstanding at June 30, 2013 and 2012, respectively.

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

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred requiring adjustment or disclosure:

On August 1, 2013, Todd Sudeck, the sole director and officer of mLight Tech, Inc. (the “Company”), acquired a total 180,000,000 shares of the Company’s common stock from Edward Sanders, the Company’s former director and officer, in a private transaction.  Mr. Sudeck’s 180,000,000 shares amount to approximately 88.2% of the Company’s currently issued and outstanding common stock.

On August 6, 2013, the Company entered into a Letter of Intent whereby the Company was to acquire 100% of all of the capital stock of The Ding King Training Institute, Inc., in exchange for two million five hundred thousand shares of the issued and outstanding common stock (“Acquisition Shares”) of the Company.  The Acquisition Shares will be deposited in an escrow account and released to The Ding King shareholders upon the Closing Event and the satisfaction of certain post-closing requirements as defined in the definitive agreements.  The proposed merger is contingent on the audit of The Ding King Training Institute, Inc. and is expected to close by August 30, 2013.

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

In the third quarter of fiscal year 2013, the Company continued the product development and prototype.  In the prior quarter, the Company started the development and prototype.

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The Company did not generate any revenue during the three months ended June 30, 2013.

Total expenses for the three (3) months ending June 30, 2013 were $1,548 resulting in an operating loss for the period of $1,548 compared to an operating loss of $2,502 for the same period ending June 30, 2012.  The decrease in operating expenses was a result of lower SEC and XBRL filing fees.  The basic net loss per share amounting to less than $.01 for the three (3) months ending June 30, 2013 and the same for the period ending June 30, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the three (3) months ending June 30, 2013 and were $798.  Professional fees were $750.

Nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Total expenses for the nine (9) months ending June 30, 2013 were $5,194 resulting in an operating loss for the period of $5,194 compared to a operating loss of $5,783 for the period ending June 30, 2012.  The decrease in operating expenses was a result of lower SEC and XBRL filing fees.  The basic net loss per share amounting to less than $.01 for the nine (9) months ending June 30, 2013 and the same for the period ending June 30, 2012.

General and Administrative expenses consisted primarily of state filing fees, SEC reporting and filing fees for the nine (9) months ending June 30, 2013 and were $2,944.  Professional fees were $2,250.

Liquidity and Capital Resources

At June 30, 2013 we had a working capital deficit of $8,844 consisting of cash on hand of $2,958 and current liabilities of $11,802 as compared to a working capital deficit of $3,650 at September 30, 2012 and cash of $53 and current liabilities of $3,703.

Net cash used in operating activities for the nine months ended June 30, 2013 was $6,095 as compared to $8,183 for the nine months ended June 30, 2012.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2013 and September 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

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

As of June 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls. . The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

mLight Tech, Inc.

August 14, 2013	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director