Form 10-K
period 2013-09-30
mLight Tech, Inc.
filed 2014-01-13
CIK 1502557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-169805

mLight Tech, Inc.
(Name registrant as specified in its charter)

Florida	27-3436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Airway Avenue, Suite 141 Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949.981.3464

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $-0- as of March 31, 2013 (The Common Stock did not trade until September 2013).

As of December 31, 2013, there were 206,500,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

PART I

Item 1. Business.

Corporate Background

General

mLight Tech, Inc. (the “Company” or “mLight”) was founded in September 2010 to provide software solutions that simplify the management of networked personal computers. mLight originally planned to develop products to automate network inventory and reporting, diagramming and documentation, problem identification and resolution, and compliance. On September 3, 2010, a total of 9,000,000 shares of common stock were issued to our then sole officer and director, Edward Sanders, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 7, 2010 (file no.333-169805), as amended by Registration Statement on Form S-1/A on November 10, 2010, November 29, 2010, December 13, 2010, and declared effective on December 16, 2010. Subsequently, on February 26, 2013, the Company effectuated a 20-for-1 forward split of its common stock.

On June 7, 2013, the Board of Directors elected Todd Sudeck as President, Secretary, CFO and sole director of the Company and accepted the resignation of Edward Sanders as President and sole director of the Company. On August 1, 2013, Todd Sudeck acquired all of the capital stock of the Company owned by Edward Sanders, consisting of 180,000,000 shares of common stock, which constituted approximately 88.2% of the then issued and outstanding shares of common stock.

On October 31, 2013, we acquired all of the capital stock of The Ding King Training Institute, Inc. (“Ding King” or “DKTI”) an entity controlled by Todd Sudeck, our sole officer and director. As a result of this acquisition, Ding King became a wholly owned subsidiary of the Company. Ding King is in the business of training individuals for a career as a technician in the Automotive Appearance Industry. Our business office is located at 3100 Airway Avenue, Suite 141, Costa Mesa, CA 92626.

Description of our Products and Services

The Company, through its wholly-owned subsidiary, Ding King, is in the business of training individuals for a career as a technician in the Automotive Appearance Industry. The potential students are employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own business.

DKTI, a California corporation formed in 2004, is a California State Licensed  Vocational School with the Bureau for Private Post-Secondary Education (BPPE #301591) and also authorized to sell business opportunities in the Automotive Appearance Training industry.

During the calendar years 2011 and 2012, DKTI graduated 180 students in the various course programs offered by DKTI, with the majority having completed courses in Paintless Dent Repair.  DKTI offers its courses at one location in Costa Mesa, California.  No online classes are presently offered by DKTI.  DKTI presently has 3 instructors who teach the courses offered by DKTI.

DKTI offers the following courses at the tuition rates indicated. The tuition rates include a $75 registration fee and all tools and equipment necessary, where applicable:

•
Paintless Dent Repair (“PDR”). The objective of the PDR course is to provide intensive training to an individual who has the goal to continue their hands-on training at home or on-the-job upon graduation. Graduates will have the knowledge to properly access and remove door dings and minor dents from a vehicle without sanding, filling, or painting. This is a 40 to 120 hour course and classes commence each Monday. Tuition is $6,000 to $10,000 depending on number of course hours.

•
SMART Paint Repair. The objective of the SMART Paint Repair program is to provide extensive training to an individual who has the goal to properly repair a wide variety of paint damage utilizing new paint technology. Upon completion, DKTI certifies the graduate for the field. The course is the ultimate for learning everything required to become a professional mobile or shop paint repair technician. This course is a combination of classroom, instructor led demonstrations and hands-on repairs on actual cars, and is designed to provide the student with a deeper level of knowledge so that he or she has the experience and confidence to tackle all types of repairs. This is a 40 hour course and tuition is $10,000

•
Chip King.  The objective of the Chip King course provides training to an individual who has the goal to properly estimate and repair minor paint chips, scratches and nicks on a vehicle.  Students will also receive on-going technical support by phone.  There are no prerequisites for this course.  This program is designed to provide hands-on training in all aspects of the Chip King Paint system.  This is an 8-hour course and tuition is $5,500.

•
Interior Restoration.  The objective of the Interior Restoration course is to teach each student the correct principles in repairing all types of interior/upholstery damage.  Graduates will be skilled in repairing all types of interior/upholstery damage including seats, carpets, panels, dashboards, headliners, etc.  They will also be knowledgeable in interior restoration. This is a 24-hour course and tuition is $6,000.

•
Windshield Repair.  The objective of the Windshield Repair course is to teach each student the correct skills and principles in repairing various types of windshield damage.  Graduates will be skilled in repairing various types of windshield damage. They will learn to repair Star Breaks, small cracks and Bulls Eyes. This is an 8 hour course and  tuition  is $1,500.

•
Window Tinting.  The objective of the Window Tinting course is to teach students to properly apply and remove film on all types of glass and windows.  There are no prerequisites for this course.  This program is designed to provide extensive “hands-on” training in all aspects of the window tinting trade. This is a 16 hour course and  tuition is $3,500.

•
Detailing. The objective of the Detailing course is to provide extensive intensive training to an individual who has the goal to properly estimate and detail a vehicle from start to finish.  They will also receive on-going technical support by phone.  There are no prerequisites for this course.  This program is designed to provide hands-on training in all aspects of the Auto Detailing system. The Auto Detailing system is a complete and comprehensive package designed to make any vehicle look like is just came off the showroom floor by removing scratches, acid rain, oxidation, over-spray, and other minor blemishes without burning the paint or leaving swirl marks. This is a 40-hour course and tuition is $2,500.

•
Odor Removal.  The objective of the Odor Removal course course is to teach the student correct principles in odor removal of a vehicle. The Odor Removal System eliminates unwanted odors from the inside of a vehicle.  It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new. This program provides the necessary knowledge and skills to function with the title of an Automobile-Body Repairer.  There are no prerequisites for this course.  This is a 4-hour course and tuition is $700.

•
Alloy Wheel Repair.  The objective of the Alloy Wheel Repair course is to provide extensive and intensive training to an individual who has the goal to properly estimate and repair a wide variety of wheel damage. The Alloy Wheel Repair system is a complete comprehensive package offering the tools and equipment needed for all types of wheel repairs, including minor chips and scratches, scuffs and gouges, rust spots and clear coat damage. This is a 16-hour course and tuition is $5,000.

An enrolled student may cancel his or her enrollment in a training program by means of a written notice of cancellation. The cancellation period is one business day, i.e., until midnight of the day a course of study commences; provided that for any training program longer than 50 days, a notice of cancellation must be given prior to midnight of the fifth business day after the first class the student attends. A business day is a day on which the student was scheduled to attend a class. The refund of tuition is based upon the hourly rate for the course (less equipment costs) and equals the hourly rate times the number of unused hours of class time subsequent to the cancellation notice. Equipment, manuals, etc. must be returned within within 3 days of the notice of cancellation in a new condition to be eligible for refund of that part of the tuition costs.

Competition

The Automotive Appearance/PDR Training services market is an extremely competitive, fragmented and price-sensitive sector and it is difficult to determine our expected market share in this market. Because of the geographic constraints of being located solely in Southern California, we are forced to offer transportation and hotel accommodation packages which increases the over all costs to our students. If we can can offer our services at locations in other parts of the United States, we will likely increase our market share and profit margins. However, we will most likely never be a majority market share holder due to the fragmentation of the market.

Employees and Employment Agreements

As of the filing date hereof we have two (2) full-time employees, including our sole officer and director, and one (1) part-time employee. As our business develops, we expect to develop a compensation program for all of our personnel, subject to the approval by our Board of Directors. We further expect that the specific direction, emphasis and components of an executive compensation program will evolve. Factors that may affect our compensation policies include the hiring of full-time employees, converting any independent contractors to employees, our future revenue growth and profitability and the increasing complexity of our business operations. There are no formal employment agreements between the Company and our current employee.

Facilities

The Company presently maintains its executive offices, including its training facilities, in a leased facility in Costa Mesa, California. The facility consists of offices and a work area consisting of approximately 2,458 square feet. The current lease expires in July 2015 and is at a rate of $2,090.09 per month. The Company has an option to renew the lease for a two (2) year period with a monthly rental increase of $97.53 upon renewal.

Item 1A. Risk Factors.

ONGOING CONCERN RISK

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF MLIGHT TECH, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN.

In their audit report for the periods ending September 30, 2013 and 2012, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to mLight Tech, Inc. we believe that if we do not raise additional capital within 12 months, we may be required to suspend or cease the development of our business and marketing plans. See the September 30, 2013 Audited Financial Statements - Auditors Report. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

RISKS RELATED TO INVESTING IN OUR COMPANY

THE SUCCESS OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF THE AUTOMOTIVE APPEARANCE INDUSTRY.

Expansion in the business of training of technicians for the Automotive Appearance Industry will depend upon continued growth of the Automotive Appearance Industry itself. If for any reason the Automotive Appearance Industry does not expand, the need for the training of technicians in the industry will not increase and may, in fact, decline as a result the demand for our services would be significantly reduced, thereby significantly affecting our sales and the success of our business.

IF ECONOMIC OR OTHER FACTORS NEGATIVELY AFFECT THE SMALL AND MEDIUM-SIZED BUSINESS SECTORS, OUR CUSTOMERS MAY BECOME UNWILLING OR UNABLE TO PURCHASE OUR SERVICES, WHICH MAY CAUSE OUR REVENUE TO DECLINE AND IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our target customers are small and medium-sized businesses and individuals wishing to enter into the Automotive Appearance/PDR business. These potential customers are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these potential customers often have limited discretionary funds, which they may choose to spend on items other than our services. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to engage our Automotive Appearance/PDR-training services, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND FLUCTUATIONS IN OUR PERFORMANCE MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Due to our business model, the unpredictability of our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

•	our ability to increase the enrollment of new students, and satisfy our customers' requirements;

•	changes in our pricing policies;

•	the introduction of new services and products by us or our competitors;

•	our ability to hire, train and retain members of our sales force;

•	our ability to hire, train and retain instructors for out training programs;

•	the rate of expansion and effectiveness of our sales force;

•	general economic conditions which affect the market for non-mechanical automotive repair services if there is a substantial economic downturn

•	additional investment in our services or operations; and

•	our success in maintaining and adding strategic marketing relationships.

WE FACE GROWING COMPETITION. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

The market for our training services is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of other Automotive Appearance training entities, both geographically close and distant.

In addition, due to relatively low barriers to entry in our industry, we expect the intensity of competition to increase in the future from other established and emerging companies. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formations of alliances among industry participants.

Moreover, many of our current competitors have significantly greater financial, technical, marketing and other resources, and greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may be able to devote greater resources to the promotion and sale of their services than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than anticipated, or even decline, and our business could be significantly harmed.

OUR FAILURE TO ESTABLISH NATIONAL BRAND AWARENESS TO THE DING KING TRAINING INSTITUTE, WITHIN A SHORT PERIOD OF TIME COULD COMPROMISE OUR ABILITY TO COMPETE AND TO GROW OUR BUSINESS.

As a result of the anticipated increase in competition in our market, and the likelihood that some of this competition will come from companies with established brands, we believe brand name recognition and reputation will become increasingly important. Our planned strategy which includes relying significantly on third-party strategic marketing relationships to find new customers may impede our ability to build brand awareness, as our customers may mistakenly believe our services will be those of the parties with which we have strategic marketing relationships. If we do not continue to build brand awareness, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.

IF WE CANNOT ADAPT TO TECHNOLOGICAL ADVANCES OUR SERVICES MAY BECOME OBSOLETE AND OUR ABILITY TO COMPETE WOULD BE IMPAIRED.

Changes in our industry could occur very rapidly, including changes in the way Automotive Apperance Industry, including PDR, is conducted. As a result, our services could become obsolete within a short time period. The introduction of competing methods/equipment employing new technologies and the evolution of new industry standards could render our existing equipment or services obsolete and unmarketable. To be successful, our services and equipment must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new services or equipment, or enhancements to our services or equipment, on a timely and cost-effective basis, or if new services or equipment or enhancements do not achieve market acceptance, our business would be seriously harmed.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR BUSINESS GROWTH, IF WE DO NOT OBTAIN THIS FINANCING, OUR GROWTH MAY BE IMPAIRED.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, expand the geographic locations in which we offer our training services, enhance our operating infrastructure and acquire complementary businesses.

In order to expand our business operations, we anticipate that we may have to raise additional funding, estimated to be up to $300,000 over the next 12 months to expand  the number of training locations geograpically, increase our sales and marketing efforts to increase the number of students and other possible expansion efforts. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for other financing.

IF WE ARE UNABLE TO OBTAIN KEY PERSONNEL OR RETAIN TODD SUDECK, THIS MAY COMPROMISE OUR ABILITY TO SUCCESSFULLY MANAGE OUR BUSINESS AND PURSUE OUR GROWTH STRATEGY.

We depend on the services of our sole director and officer, Todd Sudeck, for the future success of our business, specifically, his sales and marketing services to prospective students and his long-term involvement in the training of qualified, non-mechanical automotive repair technicians. The loss of his services could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies on Todd Sudeck and we do not have a contract for his services.

OUR SOLE OFFICER AND DIRECTOR OWNS CONTROLLING INTEREST IN OUR OUTSTANDING SHARES OF STOCK AND THEREFORE HAS CONTROL OVER ALL OF OUR CORPORATE DECISIONS. HE MAY MAKE BUSINESS DECISIONS THAT ARE DISADVANTAGEOUS TO OUR MINORITY SHAREHOLDERS.

Todd Sudeck has a controlling interest in our shares of common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, as well as the power to prevent or cause a change in control. The interests of Todd Sudeck may differ from the interests of the other investors and may result in corporate decisions that are disadvantageous to other shareholders.

WE WERE A "SHELL COMPANY" AND WE WERE REQUIRED TO PROVIDE CERTAIN INFORMATION TO THE PUBLIC PURSUANT TO THE EXCHANGE ACT. WE ARE RESPONSIBLE FOR THE ADEQUACY AND ACCURACY OF ALL OF OUR DISCLOSURES. THE FILING OF THIS AMENDMENT TO THE CURRENT REPORT DOES NOT FORECLOSE THE SECURITIES AND EXCHANGE COMMISSION FROM TAKING ANY ACTION WITH RESPECT TO OUR FILINGS.

The Securities and Exchange Commission adopted Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. At the time that we acquired Ding King, we were a shell company. The rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We are required to file a Current Report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of certain transactions. As a result of the acquisition of Ding King, we are no longer a shell and we did not timely include the Form 10 information in the Current Report filed with Securities and Exchange Commission on November 6, 2013. Subsequent thereto, we filed an Amendment to the Current Report on Form 8-K/A - Amendments No. 2 to supply the required information.

The Securities and Exchange Commission adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult, as described in the following Risk Factor, “Shareholders to hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our prior status as a “shell company ”.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR PRIOR STATUS AS A "SHELL COMPANY."

Pursuant to Rule 144 of the Securities Act, we were a "shell company." As such, sales of our unregistered securities pursuant to Rule 144 are not able to be made until (1) we have ceased to be a "shell company; (2) we are subject to Section 13 or 15(d) of the Exchange Act and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date "Form 10 information" has been filed with the Commission reflecting the company's status as a “non-shell company." Because none of our non-registered securities can be sold pursuant to Rule 144, until at least one year after we cease to be a "shell company," any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after we cease to be a "shell company" and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Securities and Exchange Commission, which could cause us to expend additional resources in the future.

TODD SUDECK HAS NO EXPERIENCE RELATED TO PUBLIC COMPANY MANAGEMENT. AS A RESULT, WE MAY BE UNABLE TO MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Presently, our operations depend entirely on the efforts of our sole officer and director. While he has expertise with which we will rely upon to grow and manage our business operations, he has no experience related to public company management or as a principal accounting officer. Because of this, we may be unable to develop and manage our public reporting requirements. There is no assurance that we will overcome these obstacles.

INVESTORS WILL NOT RECEIVE DIVIDEND INCOME FROM AN INVESTMENT IN THE SHARES AND, AS A RESULT, THE PURCHASE OF THE SHARES SHOULD ONLY BE MADE BY AN INVESTOR WHO DOES NOT EXPECT A DIVIDEND RETURN ON THE INVESTMENT.

We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of our securities. As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

OUR SHARES OF COMMON STOCK ARE DEEMED TO BE "PENNY STOCK" WITH A POTENTIAL LIMITED TRADING MARKET.

Our shares of common stock will, in all likelihood, be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or companies which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than" established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote and other information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities.

FUTURE SALES OF RESTRICTED SHARES COULD DECREASE THE PRICE A WILLING BUYER WOULD PAY FOR SHARES OF OUR COMMON STOCK, COULD CAUSE OUR PRICE TO DECLINE AND COULD IMPAIR OUR ABILITY TO RAISE CAPITAL.

Future sales of common stock by Todd Sudeck or other unregistered shares of stock under exemptions from registration or through a subsequent registered offering could materially adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. We are unable to predict the effect, if any, that market sales of these shares, or the availability of these shares for future sale, will have on the prevailing market price of our common stock at any given time.

WE WILL INCUR PROFESSIONAL FEES IN CONNECTION WITH BEING A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

The Company is subject to the reporting requirements of the Exchange Act and as such, we are required to file Form 10-Ks, Form 10-Qs and Form 8-Ks and other reports with the SEC. We will incur professional fees (i.e., attorney, auditors and filing agents) in connection with the preparation and filing of such reports and we currently anticipate such costs to range from $40,000 to $75,000 per year. If we are unable to file such reports, we will be delinquent in our filings which could adversely affect the marketability of our shares of common interest.

THE FAILURE TO COMPLY WITH THE INTERNAL CONTROL EVALUATION AND CERTIFICATION REQUIREMENTS OF SECTION 404 OF SARBANES-OXLEY ACT COULD HARM OUR OPERATIONS AND OUR ABILITY TO COMPLY WITH OUR PERIODIC REPORTING OBLIGATIONS.

As a reporting company under the Exchange Act, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are in the process of further determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and may take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire qualified personnel or consultants in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

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

BECAUSE THE COMPANY HAS 300,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY.

The Company has 300,000,000 authorized shares, of which 206,500,000 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

FORWARD-LOOKING STATEMENTS

Information in this annual report contains certain forward-looking statements and are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Statements that are not based on historical facts, which can be identified by the use of such words as “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, are forward-looking. Such statements reflect our judgment as of the date of this annual report and they involve many risks and uncertainties, including those described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere herein. These risks and uncertainties could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report. We undertake no obligation to update forward-looking statements.

Item 1B. Unresolved Staff Comments.

As of the filing of the Annual Report, we  have a request in a letter from the staff of the Securities and Exchange Commission, dated November 19, 2013 which requested the requisite Form 10 information. Amendment No. 2 to Current Report filed on December 4, 2013 was filed for the purpose of providing that Form 10 information. Following our filing of the Amendment No. 2 to Current Report, we received a letter from the staff of The Securities and Exchange Commission, dated December 18, 2013, which included comments on the Amendment No. 2 to Current Report. The Company is in the process of preparing a response to the SEC letter of December 18, 2013 and expects to submit our response to the SEC at or about the time of the filing of this Annual Report on Form 10-K.

Item 2. Properties.

The Company presently maintains its executive offices, including its training facilities, in a leased facility in Costa Mesa, California. The facility consists of offices and a work area consisting of approximately 2,458 square feet. The current lease expires in July 2015 and is at a rate of $2,090.09 per month. The Company has an option to renew the lease for a two (2) year period with a monthly rental increase of $97.53 upon renewal.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCBB and the OTC Markets, Inc. OTCQB systems with the symbol MLGT. Prior to September 2013, the Company's common stock did not trade and no information is available. The following information has been obtained from OTC Markets, Inc.

Period	High Bid	Low Bid
09/01/13 - 09/30/13	$0.10	$0.09
10/01/13 - 12/02/13	$0.05	$0.01

The bid prices are rounded to the closest whole cent and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of September 30, 2013, there were 204,000,000 shares of Common Stock outstanding. Subsequent thereto, on October 31, 2013, an additional 2,500,000 were issued to Todd Sudeck in connection with the acquisition of The Ding King Training Institute, Inc.

Since, prior to October 31, 2013, we considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock, which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 30, 2013, there are two (2) stockholders of record and 1,010 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2013.

Item 6. Selected Financial Data.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2013 reflects cash assets in the amount of $0 as compared to $53 in cash for the period ending September 30, 2012. Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date, however the Company will need to raise additional capital for operations. The Company had no revenues and incurred a net loss of $10,365 for the year ended September 30, 2013 as compared to net loss of $11,856 for the period ending September 30, 2012. During the period from September 3, 2010 (inception) to September 30, 2013, the Company’s balance sheet reflected an accumulated deficit of $35,015.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on January 31, 2011. In September 2012, the Company issued a note payable for $1,000 to one investor. In addition, the Company received an additional $10,000 during the year ended September 30, 2013 from the same investor to pay for its working capital requirements. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Results of Operations – Year Ended September 30, 2013 compared to the Year Ended September 30, 2012

The Company has not yet implemented its business model and to date has generated no revenues.

Operating Expenses:

General and administrative expenses for the year ended September 30, 2013 were $2,871 as compared to $7,656 for the same comparable period in 2012. These costs decreased by $4,785 for the year ended September 30, 2013 as compared to 2012 primarily because the Company expended $1,268 in costs associated with the EDGAR and XBRL fees in 2013 as compared to $5,129 in upfront costs associated with EDGAR and XBRL in 2012. In addition, the Company expensed $150 in office administrative fees for the year ended September 30, 2013 as compared to $1,475 for the year ended September 30, 2012.

Professional fees incurred for the year ended September 30, 2013 were $7,250 as compared to $4,200 for the same comparable period in 2012. Professional fees consisted of fees charged by the Company’s independent accountant to perform the annual audit and quarterly reviews.

Other income (expense) for the year ended September 30, 2013 included interest expense of $244 on a note payable to a third party. The Company did not record any interest expense for the year ended September 30, 2012.

As a result of the factors described above, we reported a net loss before income taxes of $10,365 for the year ended September 30, 2013 as compared to $11,856 for the year ended September 30, 2012.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2013 and 2012.

Tabular Disclosure of Contractual Obligations

We had no contractual obligations such as long-term debt, capital leases or operating leases, or purchase obligations as of September 30, 2013 and 2012.

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

As a result of these uncertainties, the report of our independent registered public accounting firm on our financial statements for fiscal year-end September 30, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities through July 31, 2013 were supported by equity financing from the Company’s former CEO and President Edward Sanders. It has sustained losses in all previous reporting periods with an accumulated deficit of $35,015 as of September 30, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

Development Stage Risk
The Company has earned no revenues from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Cash and Cash Equivalents
The Company follows ASC 305-10, Cash and Cash Equivalents, and considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Earnings (Loss) per Share
The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no diluted or potentially diluted shares outstanding for all periods presented.

Deferred Income Taxes and Valuation Allowance
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

Revenue and Cost Recognition
The Company expects to recognize revenues when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. If at the outset of an arrangement, the Company determines that the collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of the Company’s deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of the arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence, vendor objective evidence or third party evidence of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method.

To the extent the Company sells products that may consist of multiple deliverables the revenue recognition is subject to specific guidance. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

●	The delivered item(s) has value to the client on a stand-alone basis; and

●
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized rateable over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is a relative selling price for all units of accounting in arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “likely,” “will,” “would,” “could”, “may”, “should”, and words or phrases of similar meaning. They may relate to, among other things:

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

Item 8. Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in our Current Report on Form 8-K dated October 31, 2013, which was filed with the Securities and Exchange Commission on November 6, 2013, on October 31, 2013 the Company dismissed the Company's registered independent public accountant, Messineo & Co., CPAs LLC, of Clearwater, Florida (the “Former Auditor”). Also, on October 31, 2013, the Company engaged Haskell & White LLP Certified Public Accountants of Irvine, California, as its new registered independent public accountant. Reference is made to the Company's Current Report on Form 8-K dated October 31, 2013, which was filed with the Securities and Exchange Commission on November 6, 2013 for further information on these events.

The reports of the Former Auditor on the Company’s financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.

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

The former Auditor's report for the past two (2) years contained an explanatory paragraph that raised substantial doubt about the Company's ability to continue as a going concern.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

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

As of September 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2014.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Section 16(a) Compliance

Directors and Executive Officers

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

Name	Age	Position
Todd Sudeck	48	CEO, President, Secretary, CFO and Director

Todd Sudeck has served as our President, Chief Executive Officer, Secretary, Chief Financial Officer and our director since June 7, 2013.

Todd Sudeck, the Company's sole officer and director, has spent the last 20 years owning and operating The Ding King Training Institute, Inc., which became a wholly-owned subsidiary of the Company on October 31, 2013, and other predecessor entities, and serves as the sole officer and director. Historically, Mr. Sudeck has been involved in all aspects of the The Ding King Training Institute, including finance, sales, marketing and the entity's student business development program. From 1990 to 1991, Mr. Sudeck worked for Prudential California Realty in Newport Beach, California, managing residential real estate sales.

Mr. Sudeck attended California State University Northridge from 1983 through 1989 focusing on sales communications and marketing.

Mr. Sudeck is not an officer or director of any other reporting company.

None of our officers or directors, promoters or control persons have been involved in the past ten years in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

None

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

Committees of the Board

The Company does not presently have an Audit Committee nor a Compensation Committee.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Todd Sudeck at 3100 Airway Avenue, Suite 141, Costa Mesa, CA 92626. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

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

Code of Ethics

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

Summary Compensation Table

The compensation of the named executive officers for the last two completed fiscal years ended September 30, 2012 and September 30, 2013 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Edward Sanders,	2013	-	-	-	-	-	-	-	-
Former President	2012	-	-	-	-	-	-	-	-

Todd Sudeck	2013
CEO, President, CFO and Secretary (1)	2012	-	-	-	-	-	-	-	-

(1) This table reflects compensation during 2013 and 2012 to Mr. Sudeck in his capacity as President and CEO of The Ding King Training Institute, Inc. No salary was paid to any officer of the Issuer prior to the acquisition of The Ding King Training Institute, Inc.

Stock Options/SAR Grants

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

Long-Term Incentive Plans

As of September 30, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended September 30, 2013, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

 OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Unexercisable Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Edward Sanders, Former President	-	-	-	-	n/a	-	-	-	-

Todd Sudeck, CEO, President, CFO and Secretary	-	-	-	-	n/a	-	-	-	-

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Employment Contracts

We currently do have any employment contracts with any of our officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Todd Sudeck CEO, President, Secretary, CFO, and Director	180,00,000 shares	88.25%

Common Stock	All officers and directors as a group	180,000,000 shares	88.25%

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

Changes in Control - We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

Item 13. Certain Relationships and Related Transactions

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has no existing responsibilities , to provide management and services to other entities in addition to us except that he is the owner and operating officer of Dent Tools Direct USA, Inc, an affiliate of the Company. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

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

Related Party Transactions

On October 31, 2013, the Company and our sole officer and director closed a transaction whereby the Company acquired all of the issued and outstanding capital stock of Ding King Training Institute from our sole officer and director in exchange for 2,500,000 restricted shares of our common stock.

Director Independence

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2013 and September 30, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	September 30, 2013	September 30, 2012

(i) Audit Fees	$7,250	$4,200

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$7,250	$4,200

Audit Fees -The aggregate fees billed in each of the years ended September 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $7,250 and $4,200, respectively.

Audit-Related Fees - There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended September 30, 2013 and 2012.

Tax Fees - For the year ended September 30, 2013 and 2012, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees - None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits

23.1	Independent Registered Public Accounting Firm, consent of Peter Messineo, CPA dated January 13, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer
101*	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.
___________
* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mLight Tech, Inc.

January 13, 2014	By:	/s/ Todd Sudeck
	Its:	Todd Sudeck Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Todd Sudeck	January 13, 2014
Todd Sudeck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Todd Sudeck	January 13, 2014
Todd Sudeck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of mLight Tech, Inc. required to be included in Items 8 and 15 are listed below:

mLight Tech, Inc.

Audited Financial Statements for the years ended September 30, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

mLight Tech, Inc

We have audited the balance sheet of mLight Tech, Inc (the “Company”) as of September 30, 2013, and the related statements of operation, stockholders’ equity(deficit), and cash flows for the year then ended and from September 3, 2010 (date of inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of mLight Tech, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year then ended and from September 3, 2010 (date of inception) through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues from operations, has an accumulated deficit, and negative operating cash flows. The Company has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California
January 13, 2014

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T: 727.421.6268 F: 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
mLight Tech, Inc.

I have audited the balance sheet of mLight Tech, Inc. as of September 30, 2012 and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended and from September 3, 2010 (date of inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of mLight Tech, Inc. as of September 30, 2012 and the results of its operations and its cash flows for the year then ended and from September 3, 2010 (date of inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had no revenues from operations, has an accumulated deficit, and negative operating cash flows.  The Company had not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
December 10, 2012

mLight Tech, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS

Current assets
Cash and cash equivalents	$-	$53
Total current assets	-	53

Total Assets	$-	$53

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,100	$303
Accrued expenses	-	2,400
Note payable	-	1,000
Total current liabilities	5,100	3,703

Total Liabilities	5,100	3,703

Commitments and contingencies (Note 7)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 204,000,000 shares issued and outstanding at September 30, 2013 and 2012, respectively	20,400	20,400
Additional paid in capital	9,515	600
Deficit accumulated during the development stage	(35,015)	(24,650)
Total stockholders' deficit	(5,100)	(3,650)

Total Liabilities and Stockholders' Deficit	$-	$53

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.
(A Development Stage Company)
Statements of Operations

	For the year ended September 30,		Cumulative results from September 3, 2010 (Inception) to September 30,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses
General and administrative	2,871	7,656	15,856
Professional fees	7,250	4,200	18,915
	10,121	11,856	34,771

Loss from continuing operations	(10,121)	(11,856)	(34,771)

Other income (expenses)
Interest expense	(244)	-	(244)
	(244)	-	(244)
Loss from continuing operations before income tax	(10,365)	(11,856)	(35,015)

Provision for income tax	-	-	-

Net loss	$(10,365)	$(11,856)	$(35,015)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	204,000,000	204,000,000	200,775,801

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From September 3, 2010 (inception) to September 30, 2013

	Common stock		Additional paid in /(discount to) capital	Deficit accumulated during development stage	Total

Inception - September 3, 2010	-	$-	$-	$-	$-

Common stock issued to Founder for cash at $0.00005 per share (par value $0.0001) on September 3, 2010	180,000,000	18,000	(9,000)	-	9,000
Net loss	-	-	-	(3,000)	(3,000)
Balance - September 30, 2010	180,000,000	18,000	(9,000)	(3,000)	6,000

Private placement of 1,200,000 common shares sold for cash on January 31, 2011 @ $0.01 per share	24,000,000	2,400	9,600	-	12,000
Net loss	-	-	-	(9,794)	(9,794)
Balance - September 30, 2011	204,000,000	20,400	600	(12,794)	8,206

Net loss	-	-	-	(11,856)	(11,856)
Balance - September 30, 2012	204,000,000	20,400	600	(24,650)	(3,650)

Settlement of debt by stockholder as contributed capital	-	-	8,915	-	8,915
Net loss	-	-	-	(10,365)	(10,365)
Balance - September 30, 2013	204,000,000	$20,400	$9,515	$(35,015)	$(5,100)

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the year ended September 30,		Cumulative results from September 3, 2010 (Inception) to September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(10,365)	$(11,856)	$(35,015)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities
Accounts payable	4,797	(2,097)	5,100
Accrued expenses	(2,400)	2,400	-
Net cash used in operating activities	(7,968)	(11,553)	(29,915)

Cash flows from financing activities
Cash proceeds from note payable	10,000	1,000	11,000
Repayment of note payable	(2,085)	-	(2,085)
Cash proceeds from sale of common stock	-	-	21,000
Net cash provided by financing activities	7,915	1,000	29,915

Net decrease in cash and cash equivalents	(53)	(10,553)	-

Cash and cash equivalents at beginning of period	53	10,606	-

Cash and cash equivalents at the end of period	$-	$53	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

Settlement of debt by stockholder as contributed capital	$8,915	$-	$8,915

The accompanying notes are an integral part of these financial statements.

mLight Tech, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “mLight” shall mean mLight Tech, Inc., a Florida corporation.

mLight Tech, Inc. is a development stage company, incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. The Company plans to develop products to automate network inventory and reporting, diagramming and documentation, problem identification and resolution, and compliance.

We are in the early stage of developing our business plan and do not have any products or customers and have not generated any revenues. We must complete the business plan, develop the product and attract customers before we can start generating revenues.

Through September 30, 2013, the Company was in the development stage and has not carried on any significant operations. The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred net losses of $10,365 and $11,856 for the years ended September 30, 2013 and 2012, respectively, and has accumulated losses of $35,015 since September 3, 2010 (Inception) to September 30, 2013. The Company has a working capital deficit of $5,100 and $3,650, and shareholders’ deficit of $5,100 and $3,650 as of September 30, 2013 and 2012, respectively. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (See Note 8 regarding subsequent events).

Development Stage Risk
The Company has earned no revenues from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of mLight management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The Financial Accounting Standards Board (FASB) is the accepted standard-setting body for establishing accounting and financial reporting principles.

mLight Tech, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of its assets acquired and liabilities assumed in business transactions. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents
The Company follows ASC 305-10, Cash and Cash Equivalents, and considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Fair value of Financial Instruments and Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued expenses. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

mLight Tech, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2013 and 2012, there were no potentially dilutive common shares outstanding during the period.

Revenue Recognition
The Company expects to recognize revenues when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. If at the outset of an arrangement, the Company determines that the collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of the Company’s deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of the arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence, vendor objective evidence or third party evidence of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method.

To the extent the Company sells products that may consist of multiple deliverables the revenue recognition is subject to specific guidance. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

●	The delivered item(s) has value to the client on a stand-alone basis; and

●
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized rateable over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is a relative selling price for all units of accounting in arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

mLight Tech, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Deferred Income Taxes and Valuation Allowance
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Share-based Expenses
ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity the Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. There have been no shares issued as compensation to date.

mLight Tech, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

Off-balance sheet arrangements
The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Recently Issued Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

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

NOTE 3 – ACQUISITION OF THE DING KING TRAINING INSTITUTE, INC.

On August 6, 2013, the Company entered into a Letter of Intent to acquire 100% of all of the capital stock of The Ding King Training Institute, Inc. (“Ding King”), a California corporation, in exchange for two million five hundred thousand shares of the issued and outstanding common stock (“Acquisition Shares”) of the Company.  The Acquisition Shares will be deposited in an escrow account and released to the Ding King shareholders upon the Closing Event and the satisfaction of certain post-closing requirements as defined in the definitive agreements.  The transaction closed on October 31, 2013 (See Note 8).

NOTE 4 – NOTE PAYABLE TO SHAREHOLDER

On September 10, 2012, the Company executed an unsecured blanket note payable (the “Note”) with the principal shareholder to borrow funds on time to time as needed, to meet its working capital requirements. During the year ended September 30, 2013, the Company borrowed $10,000 against the Note. The funds borrowed were due on demand and accrued interest at the rate of 5% per annum.

On July 31, 2013, the principal shareholder of the Company executed a Securities Purchase Agreement (herein referred to as “Agreement”) and agreed to sell 180,000,000 shares or 88.24% of the total outstanding shares of the Company to a third party (See Note 5). The terms of the Agreement required that all liabilities or obligations incurred by the Company prior to the closing of Agreement will be settled by the principal shareholder. The principal balance outstanding on the Note as of the date of Agreement amounted to $11,000, and was settled personally by the principal shareholder and the remaining amount of $8,915 due was treated as contributed capital. The Note balance at September 30, 2013 and 2012 amounted to $0 and $1,000, respectively. The Company recorded an interest expense of $244 and $0 for the years ended September 30, 2013 and 2012, respectively

mLight Tech, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital at September 30, 2013 consisted of 300,000,000 Common shares at $0.0001 par value.

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

On February 8, 2013, the Company’s board of directors authorized a 20 for 1 forward split. The record date of the split was February 26, 2013 and the effective date was February 27, 2013. After the split, the total issued and outstanding shares were 204,000,000. All prior period shares and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this stock split.

On August 1, 2013, in a private transaction, Todd Sudeck, the sole director and officer of the Company, acquired a total 180,000,000 shares of the Company’s common stock from Edward Sanders, the Company’s former director and officer and principal shareholder. The terms of the transaction required Edward Sanders to settle all liabilities and obligations of the Company prior to the closing. Upon settlement of all liabilities and obligations by Mr. Sanders, the Company recorded the remaining amount of $8,915 due as contributed capital in the accompanying financial statements as of September 30, 2013 (See Note 4). Mr. Sudeck’s 180,000,000 shares amount to approximately 88.24% of the Company’s currently issued and outstanding common stock.

Total common shares at $0.0001 par value issued and outstanding at September 30, 2013 and 2012 were 204,000,000 and 204,000,000, respectively.

NOTE 6 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2013 the Company incurred accumulated losses of $35,015, resulting in a net operating loss for income tax purposes. The loss results in deferred tax assets of approximately $11,905 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

mLight Tech, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies including no employment contract with its officer and sole director.

Leases
In connection with the transaction described in Note 8, the Company's office space is leased through July 2015 at $2,090 per month.

Legal Matters
From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, the following events occurred that need to be disclosed.

On October 31, 2013, the Company closed the agreement of Purchase and Sale of Stock (the “Agreement”) with the Ding King Training Institute, Inc., a California corporation (“DKTI”) and the individual standing as the sole shareholder of DKTI (the “Equity-Holder”). The Equity-Holder, Todd Sudeck, is also the majority shareholder, sole Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer of the Company. Pursuant to the terms of the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DKTI in exchange for the issuance of Two Million Five Hundred Thousand (2,500,000) of the Company's restricted common shares.