Form 10-Q
period 2013-12-31
mLight Tech, Inc.
filed 2014-02-13
CIK 1502557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of February 13, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

mLight Tech, Inc.
Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,932	$-
Accounts receivable	51,334	88,583
Other current assets	2,077	-
Total current assets	63,343	88,583

Property and equipment, net	6,004	5,428
Security deposit	6,270	6,270
Total Assets	$75,617	$100,281

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$3,499
Accounts payable	37,985	6,616
Accrued expenses	71,284	71,645
Accrued interest	71,237	71,523
Refundable deposits	4,700	800
Payable to officer	10,022	-
Purchase commitments	397,137	397,137
Notes payable	131,480	164,970
Total current liabilities	723,846	716,189

Total Liabilities	723,846	716,189

Commitments and contingencies (Note 7)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares and 5,000 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	20,650	5,000
Accumulated deficit	(668,879)	(620,908)
Total stockholders' deficit	(648,229)	(615,908)

Total liabilities and stockholders' deficit	$75,617	$100,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended December 31,
	2013	2012

Revenues	$220,596	$127,186

Cost of revenues	104,518	62,675

Gross profit	116,078	64,511

Operating expenses
Selling, General and administrative	144,205	30,056
Depreciation	379	158
Total operating expenses	144,584	30,213

Income (loss) from continuing operations	(28,506)	34,298

Other income (expenses)
Interest expense	(3,814)	(10,818)
	(3,814)	(10,818)
Income (loss) from continuing operations before income tax	(32,321)	23,480

Provision for income tax	-	-

Net income (loss)	$(32,321)	$23,480

Basis and diluted net income (loss) per share	$0.00	$0.00

Weighted average number of common shares outstanding	205,657,609	204,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc.
Statements of Stockholders' Equity (Deficit)
From October 1, 2013 to December 31, 2013
(Unaudited)

	Common Stock		Accumulated Deficit	Total

Balance at October 1, 2013	5,000	$5,000	$(620,908)	$(615,908)

Recapitalization (Note 3)	203,995,000	15,400	(15,400)	-
Issuance of new shares (Note 3)	2,500,000	250	(250)	-
Net loss	-	-	(32,321)	(32,321)
Balance - December 31, 2013	206,500,000	$20,650	$(668,879)	$(648,229)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended December 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(32,321)	$23,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	379	158
Changes in operating assets and liabilities
Accounts receivable	12,248	1,000
Bank overdraft	(3,499)	-
Accounts payable	31,370	(21,117)
Accrued expenses	(359)	5,062
Accrued interest	(286)	(32,182)
Refundable deposits	3,900	(25,900)
Net cash provided by (used in) operating activities	11,432	(49,500)

Cash flows from investing activities
Acquisition of property and equipment	(955)	-
Cash received for the security deposit	-	102
Net cash (used in) provided by investing activities	(955)	102

Cash flows from financing activities
Cash proceeds from notes payable	-	70,000
Repayment of note payable	(10,567)	(3,000)
Cash advanced to officer	-	(19,407)
Cash received from officer	10,022	-
Net cash (used in) provided by financing activities	(545)	47,593

Net increase (decrease) in cash and cash equivalents	9,932	(1,805)

Cash and cash equivalents at beginning of period	-	15,551

Cash and cash equivalents at the end of period	$9,932	$13,746

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,100	$-

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$25,000	$-
Recapitalization from acquisition	$15,650	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “mLight” shall mean mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of all of the capital stock of the Ding King Training Institute, Inc. (“DKTI”), a California corporation, in exchange for 2,500,000 shares of its common stock. As a result of DKTI’s acquisition, DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposed and mLight is the acquired company. The merger is being accounted for as a recapitalization. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of DKTI and will be recorded at the historical cost basis of DKTI, and the consolidated financial statements after completion of the merger will include the assets and liabilities of mLight Tech, Inc. and DKTI, and the historical operations of DKTI and operations of the combined Company from the closing date of the merger. Subsequent to the merger, the operations of mLight will be consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end.

The principal business of DKTI is training individuals for a career as a technician in the Automotive Appearance Industry, which includes paintless dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The individual students are employees of auto body shops, car dealers and entrepreneurs looking to start their own businesses.

The financial information presented in these notes to the Company’s consolidated financial statements are for the three months ended December 31, 2013 and 2012, respectively, and are unaudited.

As shown in the accompanying consolidated financial statements, the Company has a history of losses from operations, and as of December 31, 2013, the Company’s liabilities exceeded its assets by $648,229. The Company has incurred a net loss of $32,321 (unaudited) for the three months ended December 31, 2013 and has an accumulated deficit of $668,879 as of December 31, 2013. The Company has had difficulty raising capital or obtaining trade credit from vendors. Additionally, some of the Company’s debt obligations are in default and it has been unable to satisfy its purchase commitments to vendors. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. On October 31, 2013, management acquired mLight and believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management believes these factors will contribute towards achieving profitability of the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s consolidated financial statements. The consolidated financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the mLight and its wholly-owned subsidiary Ding King Training Institute, Inc. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable
Accounts receivable represent income earned from licensing revenue from an affiliate (Note 8) and training provided to students for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months ended December 31, 2013 and 2012 was $379 and $158, respectively.

Machinery and equipment	5 - 15 years
Office equipment and equipment	7 years
Leasehold improvements	Shorter of lease term or useful life

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

Fair value of Financial Instruments and Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and short term loans. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Revenue Recognition
The Company’s tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company will recognize as revenue any deposits previously provided, as they are non-refundable after the first day that courses commence. The remaining tuition will be received from the student or the student’s employer upon the commencement of the course. The balance of the tuition package will be recognized as revenue upon the completion of the training courses, the duration of which is one to two weeks.

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

The Company also receives licensing revenue as explained in Note 8. Management has recognized revenue for this transaction as the Company has satisfied its conditions for recognition and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting requirements and those imposed under federal and state tax laws. Deferred taxes are provided for timing differences in the recognition of revenue and expenses for income tax and financial reporting purposes and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months period ended December 31, 2013 and 2012, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Acquisition of Ding King Training Institute, Inc.

On October 31, 2013, the Company entered into an Agreement of Purchase and Sale of Stock (the “Agreement”) with Ding King Training Institute, Inc. and the individual standing as the sole equity-holder of DKTI (the “Equity-Holder”). The Equity-Holder is also the majority shareholder, sole Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer of mLight. Pursuant to the terms of the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DKTI in exchange for the issuance of Two Million Five Hundred Thousand (2,500,000) restricted shares of the Company's Common Stock. For the accounting treatment, the merger is being accounted for as a recapitalization. DKTI is the acquirer for financial reporting purposes and mLight Tech, Inc. is the acquired company.

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

DKTI’s balance sheet (unaudited) as of October 31, 2013, the date of acquisition is as follows:

Assets acquired:
Cash & cash equivalents	$7,938
Accounts receivable	66,334
Other current assets	2,077
Property & equipment, net	6,220
Security deposits	6,270
Total Assets acquired	$88,839

Liabilities assumed:
Accounts payable	$6,615
Accrued liabilities	71,424
Accrued interest	72,835
Notes payable	157,380
Purchase commitments	397,137
Total Liabilities assumed	$705,391

Stockholder's deficit:
Common stock	$5,000
Accumulated deficit	(621,552)
Total stockholder's deficit	(616,512)

Total Liabilities and Stockholder's Deficit	$88,839

NOTE 4 - Payroll Taxes

The Company has accrued for payroll taxes for the years ended December 31, 2013 and 2012; however, these amounts have not been remitted to the appropriate taxing authorities and are delinquent. The outstanding balance as of December 31, 2013 is $68,083. Management intends to pay this obligation by or before June 30, 2014.

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

NOTE 5 - Notes Payable

	December 31, 2013	September 30, 2013
Notes payable consist of:
Note payable to related party individual (Note 8), unsecured, non-interest bearing, no stated maturity date	$8,000	$8,000
Note payable to an individual, unsecured, $1,000 interest per month	-	25,000
Note payable to related party (Note 8), unsecured, non-interest bearing, no stated maturity date	5,480	5,450
Note payable to individual, unsecured, 10% interest, due December 31, 2014	50,000	50,000
Note payable to individual, unsecured, 10% interest, due December 31, 2014	68,000	68,000
Note payable to related party individual (Note 8), unsecured, non-interest bearing	-	7,590
Note payable to an individual, unsecured, 10% interest	-	900
	131,480	164,970
Less: current portion	$131,480	$164,970

The Company has been late in making payments on certain notes executed as stated above. The Company made cash payments of $10,567 towards the notes payable, and settled $25,000 of a note obligation during the three months ended December 31, 2013. The Company has recorded $3,814 and $10,818 as interest expense for the three months ended December 31, 2013 and 2012, respectively.

NOTE 6 - Commitments and Contingencies

Operating Lease
The Company leases real property under a month-to-month operating lease, which commenced in August of 2012 for a two-year term, expiring in July 2014. The total rent expense for the three months ended December 31, 2013 and 2012 was $6,479 and $6,270, respectively, including common area maintenance charges. The minimum future payments for the leases are summarized below:

For the Year
Ending September 30:	Payments

2014	$14,631
Total	$14,631

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

Defaults
Certain notes payable by the Company have been default for non-payment. Certain note agreements provide the note holder the right to charge additional administration fee in the event of non-payment. Management asserts that no note holders have exercised this right under the note agreement. Therefore, the Company has not accrued any amounts for these charges.

NOTE 7 - Purchase Commitments

The Company received $430,000 in advances for anticipated rebates from purchase of paint and related products from a manufacturer and distributor. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and distributor over a five year period commencing in 2007. The Company has not purchased the volume of products anticipated in the rebate agreement and is not in compliance with the purchase commitment. The total purchase commitment from the distributor and manufacturer was $4.2 million and $1,780,000, respectively. Management has not been contacted by the manufacturer or the distributor. The contract with the distributor expired in November 2012. The contract with the manufacturer expires in November 2014. If the Company cannot fulfil the purchase obligation, management anticipates they will be able to negotiate a time extension to fulfil the purchase commitment. If the Company is unable to negotiate extensions or concessions to repay the obligations, it may incur legal costs of litigation for breach of contract. Based on the amount of products purchased to date by the Company, the remaining purchase commitment is $397,137 as of December 31, 2013.

NOTE 8 - Related Party Transactions

Transactions with the Shareholder
The principal shareholder/officer of the Company utilized the Company’s banking function for personal expenses prior to DKTI’s acquisition by the Company. The shareholder has discontinued this practice upon the acquisition of DKTI, and the shareholder’s advance to such date has been recorded as compensation to the officers as of the date of acquisition. The Company recorded $18,232 as compensation expense for the three months ended December 31, 2013. In addition, the officer provided a short-term unsecured loan of $10,022 as of December 31, 2013 towards the working capital requirements of the Company.

Purchases and Advances from Affiliated Entity
The Company purchases its paintless repair tools from Dent Tools Direct USA, Inc. (“Dent Tools”), an affiliate through common ownership. The principal shareholder of the Company also owns 50% of Dent Tools. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the three months ended December 31, 2013 and 2012, the Company purchased $23,535 and $0 of tools from Dent Tools, of which no amounts were outstanding at December 31, 2013.

mLight Tech, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

On January 4, 2013, DKTI entered into a licensing agreement with Dent Tools whereby, DKTI granted an exclusive license to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay DKTI a royalty of $300,000 over a 24 month period. The payment terms agreed for licensing were a monthly payment of $20,000 for the calendar year 2013 and the remaining balance of $60,000 to be paid at the monthly amount of $5,000 over the next twelve months. The Company recorded $60,000 and $0 in licensing income for the three months ended December 31, 2013 and 2012, respectively. In addition, Dent Tools agreed to settle on behalf of DKTI a note payable to an individual in the amount of $25,000 in lieu of payment towards the licensing fee during the three months ended December 31, 2013. The Company has a receivable from Dent Tools for licensing income of $51,334 and $56,279 at December 31, 2013 and September 30, 2013, respectively.

Dent Tools had advanced $10,960 to the Company in 2011 of which $5,480 remained outstanding at December 31, 2013 and September 30, 2013, respectively (Note 5).

Borrowing from Relative
The Company has borrowed $20,836 from the principal shareholder’s sister during the years ended December 31, 2012 and 2011. The Company paid $9,667 towards the promissory note during the three months ended December 31, 2013. The net amounts outstanding at December 31, 2013 and September 30, 2013 were $5,923 and $15,590, respectively (Note 5).

NOTE 9 - Subsequent Events

Management has evaluated subsequent events through February 13, 2014, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

The merger between mLight Tech, Inc. and Ding King Training Institute, Inc.(“DKTI”) is being accounted for as a reverse-merger and recapitalization. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of DKTI. The assets and liabilities of mLight will be recorded at their historical cost basis, and the consolidated financial statements after completion of the merger will include the assets and liabilities of DKTI and mLight, and the historical operations of DKTI and operations of the combined company from the closing date of the merger.

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “mLight” shall mean mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

Overview of the Business

As a result of our merger with Ding King Training Institute, Inc. (“DKTI”) on October 31, 2013, our business became the business of DKTI. DKTI is in the business of training individuals for a career as a technician in the Automotive Appearance Industry, which includes paintless dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The potential students are employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own businesses. DKTI is a California State Licensed Vocational School with the Bureau for Private Post-Secondary Education (BPPE #301591) and also authorized to sell business opportunities in the Automotive Appearance Training industry.

During the calendar years 2011 and 2012, DKTI graduated 180 students in the various course programs offered by DKTI, with the majority having completed courses in Paintless Dent Repair. DKTI offers its courses at one location in Costa Mesa, California. No online classes are presently offered by DKTI. DKTI currently has 3 non-employee instructors who teach the courses offered by DKTI.

DKTI offers the following courses at the tuition rates indicated. The tuition rates include a $75 registration fee and all tools and equipment necessary, where applicable:

•
Paintless Dent Repair (“PDR”) - The objective of the PDR course is to provide intensive training to an individual who has the goal to continue his hands-on training at home or on-the-job upon graduation. Graduates will have the knowledge to properly access and remove door dings and minor dents from a vehicle without sanding, filling, or painting.

•
SMART Paint Repair - The objective of the SMART Paint Repair program is to provide extensive training to an individual who has the goal to properly repair a wide variety of paint damage utilizing new paint technology. Upon completion, DKTI certifies the graduate for the field. The course is the ultimate for learning everything required to become a professional mobile or shop paint repair technician.

•
Chip King - The objective of the Chip King course is to provide training to an individual who has the goal to properly estimate and repair minor paint chips, scratches and nicks on a vehicle. Students will also receive on-going technical support by phone.

•
Interior Restoration - The objective of the Interior Restoration course is to teach each student the correct principles in repairing all types of interior/upholstery damage. Graduates will be skilled in repairing all types of interior/upholstery damage including seats, carpets, panels, dashboards, headliners, etc.

•
Windshield Repair - The objective of the Windshield Repair course is to teach each student the correct skills and principles in repairing various types of windshield damage. Graduates will be skilled in repairing various types of windshield damage. They will learn to repair Star Breaks, small cracks and Bulls Eyes.

•
 Window Tinting - The objective of the Window Tinting course is to teach students to properly apply and remove film on all types of glass and windows. This program is designed to provide extensive “hands-on” training in all aspects of the window tinting trade.

•
Detailing - The objective of the Detailing course is to provide extensive intensive training to an individual who has the goal to properly estimate and detail a vehicle from start to finish. The student will also receive on-going technical support by phone. This program is designed to provide hands-on training in all aspects of the Auto Detailing system. The Auto Detailing system is a complete and comprehensive package designed to make any vehicle look like is just came off the showroom floor by removing scratches, acid rain, oxidation, over-spray, and other minor blemishes without burning the paint or leaving swirl marks.

•
Odor Removal - The objective of the Odor Removal course course is to teach the student correct principles in odor removal from a vehicle. The Odor Removal System eliminates unwanted odors from the inside of a vehicle. It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new.

•
Alloy Wheel Repair - The objective of the Alloy Wheel Repair course is to provide extensive and intensive training to an individual who has the goal to properly estimate and repair a wide variety of wheel damage. The Alloy Wheel Repair system is a complete comprehensive package offering the tools and equipment needed for all types of wheel repairs, including minor chips and scratches, scuffs and gouges, rust spots and clear coat damage.

Financial Operations Overview

Results of Operations for the three months ended December 31, 2013 and December 31, 2012

The consolidated results of operations for the three months ended December 31, 2013 included the results of operations of DKTI for the three months ended December 31, 2013 and the results of operations of mLight for the two months from November 1, 2013 to December 31, 2013 as a result of merger on October 31, 2013. The results of operations for the three months ended December 31, 2012 included only DKTI’s operations.

Revenues for the three months ended December 31, 2013 and 2012 were $220,596 and $127,186, respectively. Revenues increased in 2013 by $93,410 or 73% primarily due to the Company recording $60,000 in licensing revenues and an increase in enrollment of students in 2013 (18 students) as compared to 2012 (15 students). The Company executed an exclusive license in 2013 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. The Company also offered additional training courses in 2013 as compared to 2012 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Cost of sales for the three months ended December 31, 2013 and 2012 were $104,518 and $62,675, respectively. Cost of sales increased by $41,843 or 67% primarily due to the increase in revenues. Cost of sales as a percentage of revenue of tuition revenue  dropped to 35% for 2013 as compared to 49% in the comparable period in 2012. In the current period, the company offered discounted pricing for additional courses to students and had as increased student to instructor ratio which increased cost of sales. There are no direct costs associated with revenues derived from our licensing revenues.

Operating expenses for the three months ended December 31, 2013 were $144,584 compared to $30,213 for the same comparable period in 2012. Operating expenses increased by $114,371 or 379% in 2013 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, and increase in legal and professional, administrative and consulting fees related to the merger of DKTI with mLight. We expect our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Interest expense for the three months ended December 31, 2013 was $3,814 compared to $10,818 for the same comparable period in 2012. Interest expense decreased by $7,004 or 65% in 2013 due to the extinguishment of a promissory note of $400,000 prior to the current quarter, and settlement of debt payments in 2013 as compared to the same comparable period in 2012.

As a result of the above explanations, the net loss for the three months ended December 31, 2013 was $32,321 as compared to a net income of $23,480 for the same comparable period in 2012.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the three months ended December 31, 2013 and 2012 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred a net loss of $32,321 in 2013 and have $11,432 in net cash flows provided from operating activities. In addition, we have an accumulated deficit of $668,879 and $660,503 in working capital deficiency as of December 31, 2013. These conditions raise a substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to enroll additional students and provide a wide variety of training courses that generates sufficient revenue and cash flows to meet our obligations and our ability to obtain additional financing or sell common stock as may be required to fund our current operations. Management’s plans include generating income by offering additional training courses to permit us to generate sufficient cash flows and raise capital by sale of common shares to continue as a going concern. There is no assurance these plans will be realized.

Net cash flows provided by operating activities for the three months ended December 31, 2013 was $11,432, primarily due to the net loss of $32,321, offset by depreciation expense of $379, decrease in accounts receivable of $12,248, decrease in bank overdraft of $3,499, increase in accounts payable of $31,370, decrease in accrued expenses of $359, decrease in accrued interest of $286 and increase in refundable deposits of $3,900. Net cash flows used in operating activities for the three months ended December 31, 2012 was $49,500 primarily due to the net income of $23,480, depreciation expense of $158, decrease in accounts receivable of $1,000, decrease in accounts payable of $21,117, increase in accrued expenses of $5,062, decrease in accrued interest of $32,182, and decrease in refundable deposits of $25,900.

Net cash flows used in financing activities for the three months ended December 31, 2013 was $545 principally due to cash re-payments of notes payable of $10,567 and cash received from officer of $10,022 as an advance for working capital requirements. Net cash flows provided by financing activities for the three months ended December 31, 2012 was $47,593 due to receipt of cash proceeds of $70,000 from notes payable, cash re-payments of $3,000 of notes payable, and cash advanced to officer amounting to $19,407 for expenses.

Net cash flows used in investing activities for the three months ended December 31, 2013 was $955 due to the acquisition of property and equipment amounting to $955. Net cash flows provided by investing activities was $102 for the three months ended December 31, 2012 due to cash of $102 received from security deposit.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $9,932 for the three months ended December 31, 2013, and a net decrease in cash and cash equivalents of $1,805 for the three months ended December 31, 2012. Cash and cash equivalents at December 31, 2012 amounted to $13,746.

To date, we have financed our operations primarily through borrowings from our President and Chief Executive Officer and more recently by executing promissory notes for our working capital requirements. Our working capital and other capital requirements for the next twelve months to bring our proposed training programs to commercial viability will vary based upon a number of factors, including but not limited to obtaining approvals from various states to open new training schools in their state, signing up for federally funded programs to open training schools.  However, because several factors related to the growth of our operations remain outside of our control e.g. timing of the approvals by states for us to open training schools, there can be no assurance we will achieve commercial viability.

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings will be sufficient to support our operations for the next twelve months. However, it is possible we will not be able to maintain our training programs and other services through such period or that we will not raise sufficient additional funds from and borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and judgments related to the application of certain accounting policies.

While we base our estimates on historical experience, current information and other factors deemed relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have material impact on our financial statements.

We consider our policy for revenue recognition due to the continuously evolving standards and industry practices related to revenue recognition, wherein any changes could materially impact the way we report revenues. Accounting policies related to income taxes are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies and our procedures related to these policies are described below.

Revenue Recognition

The Company’s tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company will recognize as revenue any deposits previously provided, as they are non-refundable after the first day that courses commence. Upon completion of the course, generally within one to two weeks of commencement, the remaining tuition will be received from the student or the student’s employer, at which time the balance of the tuition package will be recognized as revenue.

The Company also receives licensing revenue by granting an exclusive license to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Management has recognized revenue for this transaction as the Company has satisfied its conditions for recognition of revenues and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end.

Environmental Matters

Our operations are subject to evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce harmful levels of emissions or waste by-products. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of substances at our site should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. We are not aware of any area of non-compliance with federal, state or local environmental laws and regulations as of the date of this report. Management has not recorded a reserve for any contingencies related to this area, however that is based on management current understanding of the applicable laws and regulations that are subject to interpretation by the regulatory authorities.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting requirements and those imposed under federal and state tax laws. Deferred taxes are provided for timing differences in the recognition of revenue and expenses for income tax and financial reporting purposes and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

See Note 1 of our Financial Statements included in this report for discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·
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

As of December 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2013.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. In the interim, we have engaged an independent consultant to remediate the deficiencies in accounting functions. In addition, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2014.

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

mLight Tech, Inc.

February 13, 2014	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director