Form 10-Q
period 2014-03-31
mLight Tech, Inc.
filed 2014-05-14
CIK 1502557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of May 14, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

mLight Tech, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$6,591	$-
Accounts receivable	9,799	88,583
Other current assets	2,077	-
Total current assets	18,467	88,583

Property and equipment, net	5,436	5,428
Security deposit	6,270	6,270
Total Assets	$30,173	$100,281

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$-	$3,499
Accounts payable	49,656	6,616
Accrued expenses	49,906	71,645
Accrued interest	74,348	71,523
Refundable deposits	10,400	800
Payable to officer	500	-
Purchase commitments	397,137	397,137
Notes payable	133,000	164,970
Total current liabilities	714,947	716,189

Total Liabilities	714,947	716,189

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares and 204,000,000 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	20,650	5,000
Accumulated deficit	(705,424)	(620,908)
Total stockholders' equity (deficit)	(684,774)	(615,908)

Total Liabilities and Stockholders' Equity (Deficit)	$30,173	$100,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013

Revenues	$257,846	$204,365	$478,442	$331,551

Cost of revenues	141,066	61,108	245,584	123,783

Gross profit	116,780	143,257	232,858	207,768

Operating expenses
Selling, general and administrative	149,647	66,673	293,852	100,577
Depreciation and amortization	568	196	947	353
Total operating expenses	150,215	66,869	294,799	100,930

Income (loss) from continuing operations	(33,435)	76,388	(61,941)	106,838

Other income (expenses)
Interest expense	(3,110)	(3,848)	(6,925)	(10,818)
Total other income (expenses)	(3,110)	(3,848)	(6,925)	(10,818)

Income (loss) from continuing operations before income tax	(36,545)	72,540	(68,866)	96,020

Provision for income tax	-	-	-	-

Net income (loss)	$(36,545)	$72,540	$(68,866)	$96,020

Basis and diluted net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	206,500,000	204,000,000	206,074,176	204,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Statements of Stockholders' Equity (Deficit)
From September 30, 2012 to March 31, 2014

	Common Stock		Shareholder Advance	Accumulated deficit	Total
Balance - September 30, 2012 (Unaudited)	204,000,000	$5,000	$-	$(1,169,149)	$(1,164,149)

Advances	-	-	(68,432)		(68,432)
Net Income	-	-	-	72,505	72,505
Balance - December 31, 2012	204,000,000	5,000	(68,432)	(1,096,644)	(1,160,076)

Compensation in lieu of payment	-	-	68,432	-	68,432
Net Income	-	-	-	475,736	475,736
Balance at September 30, 2013 (Unaudited)	204,000,000	5,000	-	(620,908)	(615,908)

Recapitalization	-	15,400	-	(15,400)	-
Issuance of new shares	2,500,000	250	-	(250)	-
Net loss	-	-	-	(68,866)	(68,866)
Balance - March 31, 2014 (Unaudited)	206,500,000	$20,650	$-	$(705,425)	$(684,774)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(68,866)	$96,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	947	353
Changes in operating assets and liabilities
Accounts receivable	53,784	(81,480)
Other current assets	(2,077)	102
Bank overdraft	(3,499)	-
Accounts payable	37,560	(7,380)
Accrued expenses	(21,738)	8,074
Accrued interest	2,825	(33,182)
Refundable deposits	9,600	(26,900)
Net cash provided by (used in) operating activities	8,536	(44,393)

Cash flows from investing activities
Acquisition of property and equipment	(955)	(196)
Net cash used in investing activities	(955)	(196)

Cash flows from financing activities
Cash proceeds from notes payable	15,000	105,000
Repayment of note payable	(16,490)	(9,877)
Cash advanced to officer	-	(56,586)
Cash received from officer	500	-
Net cash (used in) provided by financing activities	(990)	38,537

Net increase (decrease) in cash and cash equivalents	6,591	(6,052)

Cash and cash equivalents at beginning of period	-	15,551

Cash and cash equivalents at the end of period	$6,591	$9,499

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,100	$-

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$25,000	$-
Recapitalization from acquisition	$15,650	$-
Settlement of note payable against purchases	$5,480	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “mLight” shall mean mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of all of the capital stock of the Ding King Training Institute, Inc. (“DKTI”), a California corporation, in exchange for 2,500,000 shares of its common stock. As a result of DKTI’s acquisition, DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposed and mLight is the acquired company. The merger is being accounted for as a recapitalization. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of DKTI and will be recorded at the historical cost basis of DKTI. Subsequent to the merger, the operations of mLight will be consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end. The share amounts for mLight Tech, Inc. have been presented to reflect equity as if the merger had occurred as of the first period presented.

The principal business of DKTI is training individuals for a career as a technician in the Automotive Appearance Industry, which includes paintless dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The individual students are employees of auto body shops, car dealers and entrepreneurs looking to start their own businesses.

The financial information presented in these notes to the Company’s consolidated financial statements are for the three months and six months ended March 31, 2014 and 2013, respectively, and are unaudited.

As shown in the accompanying unaudited consolidated financial statements, the Company has a history of losses from operations. As of March 31, 2014, the Company’s liabilities exceeded its assets by $684,774. The Company has incurred a net loss of $68,866 for the six months ended March 31, 2014 and has an accumulated deficit of $705,424 as of March 31, 2014. The Company has had difficulty raising capital or obtaining trade credit from vendors. Additionally, the Company’s has been unable to satisfy its purchase commitments to vendors. These factors, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. On October 31, 2013, the Company acquired mLight and believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management believes these factors will contribute towards achieving profitability of the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of mLight Tech, Inc. and its wholly-owned subsidiary Ding King Training Institute, Inc. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less, when acquired, including money market accounts, to be cash equivalents. Periodically, the Company maintains cash balances at a bank in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Management does not believe there is significant credit risk associated with this financial institution.

Accounts Receivable
Accounts receivable represent income earned from licensing revenue from a previously affiliated entity (Note 8) and training provided to students for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense was $568 and $947 for the three months and six months ended March 31, 2014, and was $196 and $353 for the same comparable periods ended March 31, 2013.

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

Revenue Recognition
The Company’s tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student’s employer, which is received upon the commencement of the course, is recognized as revenue upon the completion of the training courses, the duration of which is one to two weeks.

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the SEC’s Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the student or the student’s employer (the customer) enters into a signed contract with the Company; (2) delivery has occurred - as noted above, upon the commencement of the course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the student under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the tuition for the courses enrolled by the student; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the tuition before the course is completed and no credit is extended, therefore there is no collection risk.

The Company also receives licensing revenue by granting an exclusive license to sell Dent Tools Direct, USA Inc. (“Dent Tools”) merchandise online under the Ding King name and logo on the DKTI website (Note 8). Management has recognized revenue for this transaction as the Company has satisfied its conditions for recognition of revenues and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end.

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

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three month and six month periods ended March 31, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period.

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

DKTI’s balance sheet (unaudited) as of October 31, 2013, the date of acquisition is as follows:

Assets acquired:
Cash & cash equivalents	$7,938
Accounts receivable	66,334
Other current assets	2,077
Property & equipment, net	6,220
Security deposits	6,270
Total Assets acquired	$88,839

Liabilities assumed:
Accounts payable	$6,615
Accrued liabilities	71,424
Accrued interest	72,835
Notes payable	157,380
Purchase commitments	397,137
Total Liabilities assumed	705,391

Stockholder's deficit:
Common stock	5,000
Accumulated deficit	(621,552)
Total stockholder's deficit	(616,512)

Total Liabilities and Stockholder's Deficit	$88,839

NOTE 4 – Payroll Taxes

The Company has accrued for payroll taxes for the periods ended March 31, 2013 and September 30, 2013; however, these amounts have not been remitted to the appropriate taxing authorities and are delinquent. The outstanding balance as of March 31, 2014 is $46,538. Management intends to pay this obligation by or before September 30, 2014. The Company may be liable for penalties, including interest for these delinquent taxes. No provision for penalties or interest for these delinquent payments has been accrued as the amounts cannot be reasonably estimated.

NOTE 5 – Notes Payable

	March 31, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Notes payable consist of:
Note payable to related party individual (Note 8), unsecured, non-interest bearing, no stated maturity date	$-	$8,000
Note payable to an individual, unsecured, $1,000 interest per month	-	25,000
Note payable to related party (Note 8), unsecured, non-interest bearing, no stated maturity date	-	5,480
Note payable to individual, unsecured, 10% interest, due December 31, 2014	50,000	50,000
Note payable to individual, unsecured, 10% interest, due December 31, 2014	68,000	68,000
Note payable to individual, unsecured, 10% interest, due December 31, 2014	15,000	-
Note payable to related party individual (Note 8), unsecured, non-interest bearing.	-	7,590
Note payable to an individual, unsecured, 10% interest	-	900
	133,000	164,970
Total	$133,000	$164,970

The Company has been late in making payments on certain notes payable. The Company has made cash payments of $16,490 towards the notes payable, and settled $28,403 of note obligations during the six months ended March 31, 2014. The Company also executed a promissory note to an individual and received $15,000 in cash proceeds during the six months ended March 31, 2014. The Company has recorded $3,110 and $6,925 interest expense for the three months and six months ended March 31, 2014 and $3,848 and $10,818 interest expense for the comparable periods ended March 31, 2013, respectively.

NOTE 6 – Commitments and Contingencies

Operating Lease
The Company leases real property under a month-to-month operating lease, which commenced in August of 2012 for a two-year term, expiring in July 2014. The total rent expense including common area maintenance charges was $6,270 and $10,659 for the three months and six months ended March 31, 2014 as compared to $6,464 and $12,739 for the same comparable periods ended March 31, 2013, respectively, including common area maintenance charges. The minimum future payments for the leases are summarized below:

For the remainder of the
Year Ending September 30:	Payments

2014	$8,360
Total	$8,360

NOTE 7 – Purchase Commitments

The Company received $430,000 in advances for anticipated rebates from purchases of paint and related products from a manufacturer and distributor. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the “Rebate Agreement(s)”). The Company initially recorded the amount of the advances as a liability on the balance sheet under “Purchase commitments”. Based on the volume of products the Company purchases, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $397,137 as of March 31, 2014 and September 30, 2013.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the distributor was $4.2 million. The Company’s original distributor ceased operations and sold its business to the Company’s current distributor, and management believes the Rebate Agreement was assigned to the current distributor. The Rebate Agreement with the distributor expired in November 2012. The Company has contacted the current distributor regarding its purchase commitments and is currently negotiating an extension or concessions to repay its obligation and/or settlement. Management anticipates they will be able to successfully negotiate a revised agreement to fulfill the purchase commitment or obtain a concession from the distributor as the Company is currently purchasing products in the ordinary course of business. In the event the Company cannot negotiate a satisfactory agreement, other vendors exist in the market to purchase these products and management believes there would be no significant impact on the operations of the Company. If the Company is unable to negotiate an extension or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the manufacturer was $1,780,000. The contract with the manufacturer expires in November 2014. If the Company cannot fulfill the purchase obligation, management anticipates they will be able to negotiate a time extension to fulfill the purchase commitment. If the Company is unable to negotiate extensions or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

NOTE 8 – Related Party Transactions

Transactions with the Shareholder
The principal shareholder/officer of the Company utilized the Company’s banking function for personal expenses prior to DKTI’s acquisition by the Company. The shareholder has discontinued this practice upon the acquisition of DKTI, and the shareholder’s advance to such date has been recorded as compensation to the officers as of the date of acquisition. The Company recorded $0 and $4,411 as compensation expense for the three months and six months ended March 31, 2014. In addition, the officer provided a short-term advance of $500 as of March 31, 2014 towards the working capital requirements of the Company.

Purchases and Advances from Affiliated Entity
The Company purchases its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the three months and six months ended March 31, 2014, the Company purchased $27,689 and $51,615 of tools from Dent Tools, of which no amounts were outstanding at March 31, 2014. For the three months and six months ended March 31, 2013, the Company purchased $13,736 of tools from Dent Tools.

On January 4, 2013, DKTI entered into a licensing agreement with Dent Tools whereby, DKTI granted an exclusive license to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay DKTI a royalty of $300,000 over a 24 month period. The payment terms agreed for licensing were a monthly payment of $20,000 for the calendar year 2013 and the remaining balance of $60,000 to be paid at the monthly amount of $5,000 over the next twelve months. The Company recorded $15,000 and $75,000 in licensing revenues for the three months and six months ended March 31, 2014 as compared to $60,000 for the three months and six months ended march 31, 2013. In addition, Dent Tools agreed to settle on behalf of DKTI a note payable to an individual in the amount of $25,000 in lieu of payment towards the licensing fee during the six months ended March 31, 2014. The Company has a receivable from Dent Tools for licensing income of $5,000 and $56,279 at March 31, 2014 and September 30, 2013, respectively.

Dent Tools had advanced $10,960 to the Company in 2011 of which $0 remained outstanding at March 31, 2014 and $5,480 remained outstanding at September 30, 2013, respectively (Note 5).

Borrowing from Relative
The Company has borrowed $20,836 from the principal shareholder’s sister during the years ended December 31, 2012 and 2011. The Company paid $8,000 and $17,667 towards the promissory note during the three months and six months ended March 31, 2014. The net amount outstanding at March 31, 2014 and September 30, 2013 was $0 and $15,590, respectively (Note 5).

NOTE 9 – Subsequent Events

Management has evaluated subsequent events through May 14, 2014, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The merger between mLight Tech, Inc. and Ding King Training Institute, Inc. (“DKTI”) is being accounted for as a reverse-merger and recapitalization. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of DKTI. The assets and liabilities of mLight will be recorded at their historical cost basis, and the consolidated financial statements after completion of the merger will include the assets and liabilities of DKTI and mLight, and the historical operations of DKTI and operations of the combined company from the closing date of the merger.

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

During the three months ended March 31, 2014 and 2013, DKTI graduated 36 students and 20 students in various course programs offered by DKTI, and during the six months ended March 31, 2014 and 2013, DKTI graduated 49 students and 38 students, with the majority having completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California. No online classes are presently offered by DKTI. DKTI currently has 3 non-employee instructors who teach the courses offered by DKTI.

DKTI offers the following courses at the tuition rates which include a $75 registration fee and all tools and equipment necessary, where applicable:

●
Paintless Dent Repair (“PDR”) - The objective of the PDR course is to provide intensive training to an individual who has the goal to continue his hands-on training at home or on-the-job upon graduation. Graduates will have the knowledge to properly access and remove door dings and minor dents from a vehicle without sanding, filling, or painting.

●
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

●
Chip King - The objective of the Chip King course is to provide training to an individual who has the goal to properly estimate and repair minor paint chips, scratches and nicks on a vehicle. Students will also receive on-going technical support by phone.

●
Interior Restoration - The objective of the Interior Restoration course is to teach each student the correct principles in repairing all types of interior/upholstery damage. Graduates will be skilled in repairing all types of interior/upholstery damage including seats, carpets, panels, dashboards, headliners, etc.

●
Windshield Repair - The objective of the Windshield Repair course is to teach each student the correct skills and principles in repairing various types of windshield damage. Graduates will be skilled in repairing various types of windshield damage. They will learn to repair Star Breaks, small cracks and Bulls Eyes.

●
Window Tinting - The objective of the Window Tinting course is to teach students to properly apply and remove film on all types of glass and windows. This program is designed to provide extensive “hands-on” training in all aspects of the window tinting trade.

●
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

●
Odor Removal - The objective of the Odor Removal course course is to teach the student correct principles in odor removal from a vehicle. The Odor Removal System eliminates unwanted odors from the inside of a vehicle. It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new.

●
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

Financial Operations Overview

Results of Operations for the three months and six months ended March 31, 2014 and 2013

The consolidated results of operations for the three months and six months ended March 31, 2014 included the results of operations of DKTI and mLight for the three months ended March 31, 2014, and the results of operations for the six months included (a) the results of operations of mLight for the five months from November 1, 2013 to December 31, 2013 as a result of merger on October 31, 2013, and (b) the results of operations of DKTI for the six months ended March 31, 2014. The results of operations for the three months and six ended March 31, 2013 included only the results of DKTI’s operations.

Revenues for the three months ended March 31, 2014 and 2013 were $257,846 and $204,365, respectively. Revenues primarily comprise of training courses offered and licensing income earned by marketing online trade name and shopping cart. Revenues increased in 2014 by $53,481 or 26% primarily due to the increase in student enrollments and training course completions during the three months ended March 31, 2014 as compared to 2013. During the three months ended March 31, 2014, 36 students graduated who were enrollled in 57 training courses as compared to 20 students graduated enrollling in 21 courses in 2013. The Company recorded $147,576 in revenues earned from training courses completed in 2014 as compared to $77,923 in revenues earned from training courses completed for the same comparable period in 2013. The Company recorded $15,000 in licensing income in 2014 compared to $60,000 in licensing income for the same comparable period in 2013. The Company executed an exclusive license in 2013 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. The Company also offered additional training courses in 2013 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Revenues for the six months ended March 31, 2014 and 2013 were $478,442 and $331,551, respectively. Revenues increased in 2014 by $146,891 or 44% primarily due to the increase in students’ enrollment (11 students) and training course completions (14 courses) in 2014 as compared to 2013. The Company recorded $236,039 in revenues earned from training courses completed in six months ended March 31, 2014 as compared to $104,998 in revenues earned from training courses completed for the same comparable period in 2013. The Company recorded $75,000 in licensing income for the six months ended March 31, 2014 as compared to $60,000 in licensing income for the same comparable period in 2013.

Cost of sales for the three months ended March 31, 2014 and 2013 were $141,066 and $61,108, respectively. Cost of sales as a percentage of revenue increased to 55% for 2014 as compared to 30% for the comparable period in 2013 because the Company offered discounted pricing for additional courses to students in 2014 and had decreased student to instructor ratio which further increased the cost of sales ratio. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the six months ended March 31, 2014 and 2013 were $245,584 and $123,783, respectively. Cost of sales as a percentage of revenue increased to 51% for 2014 as compared to 37% for the comparable period in 2013 primarily because the Company offered discounted pricing for additional courses to students in 2014 and had increased student to instructor ratio which increased cost of sales ratio. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the three months ended March 31, 2014 were $150,215 compared to $66,868 for the same comparable period in 2013. Operating expenses primarily consist of selling, general and administrative expenses and depreciation. Selling, general and administrative expenses (S,G&A) for the three months ended March 31, 2014 and 2013 were $149,647 and $66,673, respectively. S,G&A as a percentage of revenue increased by $82,974 or 25% in 2014 primarily due to increase in sales and marketing promotions expense incurred by the Company to enrolll new students, increase in legal and professional fees as a result of being a public company, and administrative and consulting fees related to the merger of DKTI with mLight. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Operating expenses for the six months ended March 31, 2014 were $294,799 compared to $100,930 for the same comparable period in 2013. S,G&A for the six months ended March 31, 2014 and 2013 were $293,852 and $100,577, respectively. S,G&A as a percentage of revenue increased by $193,275 or 31% in 2014 as compared to 2013 primarily due to increase in sales and marketing promotions expense incurred by the Company to enrolll new students, increase in legal and professional fees as a result of being a public company, and administrative and consulting fees related to the merger of DKTI with mLight.

Interest expense for the three months ended March 31, 2014 and 2013 was $3,110 and $3,848, respectively. Interest expense decreased by $738 in 2014 due to the settlement of two promissory notes in the amount of $13,480 during the quarter March 31, 2014.

Interest expense for the six months ended March 31, 2014 and 2013 was $6,925 and $10,818, respectively. Interest expense decreased by $3,893 during the six months ended March 31, 2014 due to the settlement of five promissory notes in the amount of $46,970 and addition of one promissory note of $15,000.

As a result of the above explanations, the net loss for the three months and six months ended March 31, 2014 was $36,545 and $68,866 as compared to a net income of $72,540 and $96,020 for the same comparable periods in 2013.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the six months ended March 31, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred a net loss of $68,866 for the six months ended March 31, 2014 and net cash flows provided by operating activities were $8,536. In addition, we have an accumulated deficit of $705,424 and working capital deficiency of $696,480 as of March 31, 2014. These conditions raise a substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to enroll additional students and provide a wide variety of training courses that generates sufficient revenue and cash flows to meet our obligations and our ability to obtain additional financing or sell common stock as may be required to fund our current operations. Management’s plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by sale of common shares to continue as a going concern. There is no assurance these plans will be realized.

Net cash flows provided by operating activities for the six months ended March 31, 2014 was $8,536, primarily due to the net loss of $68,866, offset by depreciation expense of $947, decrease in accounts receivable of $53,784, increase in other current assets of $2,077, decrease in bank overdraft of $3,499, increase in accounts payable of $37,560, decrease in accrued expenses of $21,738, increase in accrued interest of $2,825 and increase in refundable deposits of $9,600. Net cash flows used in operating activities for the six months ended March 31, 2013 was $44,393 primarily due to the net income of $96,020, depreciation expense of $353, increase in accounts receivable of $81,480, decrease in other assets of $102, decrease in accounts payable of $7,380, increase in accrued expenses of $8,074, decrease in accrued interest of $33,182, and decrease in refundable deposits of $26,900.

Net cash flows used in investing activities for the six months ended March 31, 2014 was $955 due to the acquisition of property and equipment amounting to $955. Net cash flows used in investing activities for the six months ended March 31, 2013 was $196 due to the acquisition of property and equipment of $196.

Net cash flows used in financing activities for the six months ended March 31, 2014 was $990 principally due to receipt of cash proceeds from notes payable of $15,000, re-payments of notes payable of $16,490 and cash received from officer of $500 as an advance for working capital requirements. Net cash flows provided by financing activities for the six months ended March 31, 2013 was $38,537 due to receipt of cash proceeds of $105,000 from notes payable, cash re-payments of $9,877 of notes payable, and cash advanced to officer amounting to $56,586 for expenses.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $6,591 for the six months ended March 31, 2014, and a net decrease in cash and cash equivalents of $6,052 for the six months ended March 31, 2013. Cash and cash equivalents at March 31, 2014 amounted to $6,591.

To date, we have financed our operations primarily through borrowings from our President and Chief Executive Officer and more recently by executing promissory notes for our working capital requirements. Our working capital and other capital requirements for the next twelve months to bring our proposed training programs to commercial viability will vary based upon a number of factors, including but not limited to obtaining approvals from various states to open new training schools in their states, and signing up for federally funded programs to open training schools. However, because several factors related to the growth of our operations remain outside of our control e.g. timing of the approvals by states for us to open training schools, there can be no assurance we will achieve commercial viability.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and judgments related to the application of certain accounting policies.

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

Revenue Recognition

The Company’s tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student’s employer, which is received upon the commencement of the course, is recognized as revenue upon the completion of the training courses, the duration of which is one to two weeks.

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the SEC’s Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the student or the student’s employer (the customer) enters into a signed contract with the Company; (2) delivery has occurred - as noted above, upon the commencement of the course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the student under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the tuition for the courses enrollled by the student; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the tuition before the course is completed and no credit is extended, therefore there is no collection risk.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the material weaknesses and other deficiencies previously identified in our assessment of internal control over financial reporting as disclosed in our annual report on Form 10-K and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101 *	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.
________________
* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

May 14, 2014	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director