Form 10-Q
period 2014-06-30
mLight Tech, Inc.
filed 2014-08-14
CIK 1502557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of August 14, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

mLight Tech, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,253	$-
Accounts receivable	4,898	88,583
Total current assets	18,151	88,583

Property and equipment, net	6,952	5,428
Security deposit	6,270	6,270
Total Assets	$31,373	$100,281

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$-	$3,499
Accounts payable	40,124	6,616
Accrued expenses	55,919	71,645
Accrued interest	77,673	71,523
Refundable deposits	9,300	800
Payable to officer	500	-
Purchase commitments	397,137	397,137
Notes payable	133,000	164,970
Total current liabilities	713,653	716,189

Total Liabilities	713,653	716,189

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares and 204,000,000 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	20,650	5,000
Accumulated deficit	(702,930)	(620,908)
Total stockholders' equity (deficit)	(682,280)	(615,908)

Total Liabilities and Stockholders' Equity (Deficit)	$31,373	$100,281

The accompanying notes are an integral part of these unaudited financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013

Revenues	$343,479	$222,716	$821,920	$554,267

Cost of revenues	154,177	88,005	399,760	211,788

Gross profit	189,302	134,711	422,160	342,479

Operating expenses
Selling, general and administrative	182,855	90,251	476,707	186,979
Depreciation and amortization	628	434	1,575	788
Total operating expenses	183,483	90,685	478,282	187,767

Income (loss) from continuing operations	5,819	44,026	(56,122)	154,712

Other income (expenses)
Interest expense	(3,325)	(4,020)	(10,250)	(10,818)
Total other income (expenses)	(3,325)	(4,020)	(10,250)	(10,818)

Income (loss) from continuing operations before income tax	2,494	40,006	(66,372)	143,894

Provision for income tax	-	-	-	-

Net income (loss)	$2,494	$40,006	$(66,372)	$143,894

Basis and diluted net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	206,500,000	204,000,000	206,216,117	204,000,000

The accompanying notes are an integral part of these unaudited financial statements.

mLight Tech, Inc. and Subsidiary
Statements of Stockholders' Equity (Deficit)
From October 1, 2013 to June 30, 2014
(Unaudited)

	Common Stock		Shareholder Advance	Accumulated deficit	Total
Balance - October 1, 2012 (Unaudited)	204,000,000	$5,000	$-	$(1,169,149)	$(1,164,149)

Advances	-	-	(68,432)		(68,432)
Net Income	-	-	-	72,505	72,505
Balance - December 31, 2012	204,000,000	5,000	(68,432)	(1,096,644)	(1,160,076)

Compensation in lieu of payment	-	-	68,432	-	68,432
Net Income	-	-	-	475,736	475,736
Balance at September 30, 2013 (Unaudited)	204,000,000	5,000	-	(620,908)	(615,908)

Recapitalization	-	15,400	-	(15,400)	-
Issuance of new shares	2,500,000	250	-	(250)	-
Net loss	-	-	-	(66,372)	(66,372)
Balance - June 30, 2014 (Unaudited)	206,500,000	$20,650	$-	$(702,930)	$(682,280)

The accompanying notes are an integral part of these unaudited financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(66,372)	$143,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,575	788
Bad debts	2,077
Changes in operating assets and liabilities
Accounts receivable	56,607	(106,659)
Other current assets	-	102
Bank overdraft	(3,499)	-
Accounts payable	28,028	17,604
Accrued expenses	(15,724)	9,816
Accrued interest	6,150	(37,182)
Refundable deposits	8,500	(29,300)
Net cash provided by (used in) operating activities	17,342	(938)

Cash flows from investing activities
Acquisition of property and equipment	(3,099)	(630)
Net cash used in investing activities	(3,099)	(630)

Cash flows from financing activities
Cash proceeds from notes payable	15,000	105,000
Repayment of note payable	(16,490)	(24,682)
Cash advanced to officer	-	(80,768)
Cash received from officer	500	-
Net cash used in financing activities	(990)	(450)

Net increase (decrease) in cash and cash equivalents	13,253	(2,017)

Cash and cash equivalents at beginning of period	-	15,551

Cash and cash equivalents at the end of period	$13,253	$13,534

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,100	$-

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$25,000	$-
Recapitalization from acquisition	$15,650	$-
Settlement of note payable against purchases	$5,480	$-

The accompanying notes are an integral part of these unaudited financial statements.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “mLight” shall mean mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of all of the capital stock of the Ding King Training Institute, Inc. (“DKTI”), a California corporation, in exchange for 2,500,000 shares of its common stock. As a result of DKTI’s acquisition, DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposed and mLight is the acquired company. The merger is being accounted for as a recapitalization. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the merger will be those of DKTI and will be recorded at the historical cost basis of DKTI. Subsequent to the merger, the operations of mLight are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end. The share amounts for mLight Tech, Inc. have been presented to reflect equity as if the merger had occurred as of the first period presented.

The principal business of DKTI is training individuals for a career as a technician in the Automotive Appearance Industry, which includes paintless dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The individual students are normally employees of auto body shops, car dealers and entrepreneurs looking to start their own businesses.

The financial information presented in these notes to the Company’s consolidated financial statements are for the three months and nine months ended June 30, 2014 and 2013, respectively, and are unaudited.

As shown in the accompanying unaudited consolidated financial statements, the Company has a history of losses from operations. As of June 30, 2014, the Company’s total liabilities exceeded its total assets by $682,280. The Company has incurred a net loss of $66,372 for the nine months ended June 30, 2014 and has an accumulated deficit of $702,930 as of June 30, 2014. The Company has had difficulty raising capital or obtaining trade credit from vendors. Additionally, the Company’s has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. On October 31, 2013, the Company acquired mLight and believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management believes these factors will contribute towards achieving profitability of the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

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

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense was $628 and $1,575 for the three months and nine months ended June 30, 2014, and was $434 and $788 for the same comparable periods ended June 30, 2013.

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

Earnings (Loss) Per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three month and nine month periods ended June 30, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidation financial statements.  Management has evaluated other recent accounting pronouncements that are effective for future periods and believes that the only recently issued pronouncement that may have a material effect on the Company’s consolidated financial statements is ASU No. 2014-09 Revenues from Contracts with Customers. Management is in the process of evaluating the impact of this standard.

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

NOTE 4 – Payroll Taxes

The Company has accrued for payroll taxes for the periods ended June 30, 2014 and September 30, 2013; however, all of these amounts have not been remitted to the appropriate taxing authorities and are delinquent. The remaining outstanding balance as of June 30, 2014 is $50,538. Management intends to pay this obligation as soon as sufficient funds become available. The Company may be liable for penalties, including interest for these delinquent taxes. No provision for penalties or interest for these delinquent payments has been accrued as the amounts cannot be reasonably estimated.

NOTE 5 – Notes Payable

	June 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)
Notes payable consist of:
Note payable to related party individual (Note 8), unsecured, non-interest bearing, no stated maturity date	$-	$8,000
Note payable to an individual, unsecured, $1,000 interest per month	-	25,000
Note payable to related party (Note 8), unsecured, non-interest bearing, no stated maturity date	-	5,480
Note payable to individual, unsecured, 10% interest, due December 31, 2014	50,000	50,000
Note payable to individual, unsecured, 10% interest, due December 31, 2014	68,000	68,000
Note payable to individual, unsecured, 10% interest, due December 31, 2014	15,000	-
Note payable to related party individual (Note 8), unsecured, non-interest bearing.	-	7,590
Note payable to an individual, unsecured, 10% interest	-	900
	133,000	164,970
Total	$133,000	$164,970

The Company has been late in making payments on certain notes payable. The Company has made cash payments of $16,490 towards the notes payable, and settled $28,403 of note obligations during the nine months ended June 30, 2014. The Company also executed a promissory note to an individual and received $15,000 in cash proceeds during the nine months ended June 30, 2014. The Company has recorded interest expense of $3,325 and $10,250 for the three months and nine months ended June 30, 2014 and interest expense of $4,020 and $10,818 for the comparable periods ended June 30, 2013, respectively.

NOTE 6 – Commitments and Contingencies

Operating Lease
The Company leases real property under an operating lease for a monthly rental payment of $2,090, which commenced in August of 2012 for a two-year term, expiring in July 2014. The Company executed a lease extension for an additional thirty-six (36) months commencing August 1, 2014 and expiring on July 31, 2017. During the extended term, the Company shall pay an initial monthly base rent of $1,843.50 plus its share of monthly direct expense charge of $566.13 for a total initial monthly rent of $2,409.63 for a period of twelve (12) months. The monthly base rent will increase to $1,898.81 commencing August 1, 2015 and continuing through July 31, 2016, and to $1,955.77 commencing August 1, 2016 and continuing through July 31, 2017, respectively. The monthly direct expense charge is subject to adjustment pursuant to the terms of the lease.

The total rent expense including common area maintenance charges was $6,271 and $16,930 for the three months and nine months ended June 30, 2014 as compared to $6,271 and $12,739 for the same comparable periods ended June 30, 2013, respectively, including common area maintenance charges. The minimum future payments for the leases are summarized below:

For the remainder of the year ending September 30:	Payments
2014	$7,229
2015	29,081
2016	30,092
2017	7,566
Total	$73,968

NOTE 7 – Purchase Commitments

The Company received $430,000 in advances for anticipated rebates from purchases of paint and related products from a manufacturer and distributor. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the “Rebate Agreement(s)”). The Company initially recorded the amount of the advances as a liability on the balance sheet under “Purchase commitments”. Based on the volume of products the Company purchases, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $397,137 as of June 30, 2014 and September 30, 2013.

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

NOTE 8 – Related Party Transactions

Transactions with the Shareholder
The principal shareholder/officer of the Company utilized the Company’s banking function for personal expenses prior to DKTI’s acquisition by the Company. Cash advances received by the shareholder have been recorded as compensation to officer. The Company has recorded $32,398 and $36,809 as compensation expense for the three months and nine months ended June 30, 2014. In addition, the same officer provided a short-term advance of $500 as of June 30, 2014 towards the working capital requirements of the Company.

Purchases and Advances from Affiliated Entity
The Company purchases its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the three months and nine months ended June 30, 2014, the Company purchased $36,312 and $87,536 of tools from Dent Tools, of which no amounts were outstanding as payables at June 30, 2014. For the three months and nine months ended June 30, 2013, the Company purchased $24,984 and $38,721 of tools from Dent Tools.

On January 4, 2013, DKTI entered into a licensing agreement with Dent Tools whereby, DKTI granted an exclusive license to Dent Tools to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay DKTI a royalty of $300,000 over a 24 month period. The payment terms agreed for licensing were a monthly payment of $20,000 for the calendar year 2013 and the remaining balance of $60,000 to be paid at the monthly amount of $5,000 over the next twelve months. The Company recorded $15,000 and $90,000 in licensing revenues for the three months and nine months ended June 30, 2014 as compared to $60,000 and $120,000 for the three months and nine months ended June 30, 2013. In addition, Dent Tools agreed to settle on behalf of DKTI a note payable to an individual in the amount of $25,000 in lieu of payment towards the licensing fee during the nine months ended June 30, 2014. The Company has recorded a payable of $1,279 to Dent Tools for the excess amount received for licensing income as of June 30, 2014 and had recorded a receivable for licensing income of $56,279 at September 30, 2013, respectively.

Dent Tools had advanced $10,960 to the Company in 2011 of which $0 remained outstanding at June 30, 2014 and $5,480 remained outstanding at September 30, 2013, respectively (Note 5).

Borrowing from Relative
The Company has borrowed $20,836 from the principal shareholder’s sister in previous years. The Company paid $0 and $17,667 towards the promissory note during the three months and nine months ended June 30, 2014. The net amount outstanding at June 30, 2014 and September 30, 2013 was $0 and $15,590, respectively (Note 5).

NOTE 9 – Subsequent Events

Management has evaluated subsequent events through August 14, 2014, the date the financial statements were available to be issued.

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

During the three months ended June 30, 2014 and 2013, DKTI graduated 22 students and 21 students in various course programs offered by DKTI, and during the nine months ended June 30, 2014 and 2013, DKTI graduated 71 students and 59 students, with the majority having completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California. No online classes are presently offered by DKTI. DKTI currently has 3 non-employee instructors who teach the courses offered by DKTI.

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

Financial Operations Overview

Results of Operations for the three months and nine months ended June 30, 2014 and 2013

The consolidated results of operations for the three months and nine months ended June 30, 2014 include the results of operations of DKTI and mLight for the three months ended June 30, 2014, and the results of operations for the nine months include (a) the results of operations of mLight for the eight months from November 1, 2013 to June 30, 2014 as a result of merger on October 31, 2013, and (b) the results of operations of DKTI for the nine months ended June 30, 2014. The results of operations for the three months and nine months ended June 30, 2013 include only the results of DKTI’s operations.

Revenues for the three months ended June 30, 2014 and 2013 were $343,479 and $222,716, respectively. Revenues primarily comprise of training courses offered, sale of tools and accessories, and licensing income earned by marketing online trade name and shopping cart. Revenues increased in 2014 by $120,762 or 54% primarily due to the increase in student enrollments and training course completions during the three months ended June 30, 2014 as compared to 2013. During the three months ended June 30, 2014, 22 students graduated who were enrolled in 44 training courses as compared to 21 students graduated enrolling in 28 courses in 2013. The Company recorded $258,111 in revenues earned from training courses completed in 2014 as compared to $119,373 in revenues earned from training courses completed for the same comparable period in 2013. The Company sold tools and accessories to its students and recorded $70,368 in revenues for the three months ended June 30, 2014 as compared to $43,343 for the same comparable period in 2013. The Company recorded $15,000 and $60,000 in licensing income for the three months ended June 30, 2014 and 2013, respectively. The Company executed an exclusive license in 2013 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. The Company also offered additional training courses in 2013 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Revenues for the nine months ended June 30, 2014 and 2013 were $821,920 and $554,267, respectively. Revenues increased in 2014 by $267,653 or 48% primarily due to the increase in student enrollments (12 students) and training course completions (30 courses) in 2014 as compared to 2013. The Company recorded $558,777 in revenues earned from training courses completed in nine months ended June 30, 2014 as compared to $275,188 in revenues earned from training courses completed for the same comparable period in 2013. The Company sold tools and accessories to its students and recorded $173,143 in revenues for the nine months ended June 30, 2014 as compared to $159,079 for the same comparable period in 2013. The Company recorded $90,000 in licensing income for the nine months ended June 30, 2014 as compared to $120,000 in licensing income for the same comparable period in 2013.

Cost of sales for the three months ended June 30, 2014 and 2013 were $154,177 and $88,005, respectively. Cost of sales as a percentage of revenue increased to 45% for 2014 as compared to 40% in 2013 since the Company offered discounted pricing for additional courses to students in 2014 and 2013, and had decreased student to instructor ratio which increased cost of sales ratio. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the nine months ended June 30, 2014 and 2013 were $399,760 and $211,788, respectively. Cost of sales as a percentage of revenue increased to 49% for 2014 as compared to 38% for the comparable period in 2013 primarily because the Company offered discounted pricing for additional courses to students in 2014 and had increased student to instructor ratio which increased cost of sales ratio. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the three months ended June 30, 2014 were $183,483 compared to $90,685 for the same comparable period in 2013. Operating expenses primarily consist of selling, general and administrative expenses and depreciation. Selling, general and administrative expenses (S,G&A) for the three months ended June 30, 2014 and 2013 were $182,855 and $90,251, respectively. S,G&A as a percentage of revenue increased by $92,604 or 103% in 2014 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees as a result of being a public company, and administrative and consulting fees. Management expects our costs to continue to fluctuate until we begin to generate a substantial increase in revenues.

Operating expenses for the nine months ended June 30, 2014 were $478,282 compared to $187,767 for the same comparable period in 2013. S,G&A for the nine months ended June 30, 2014 and 2013 were $476,707 and $186,979, respectively. S,G&A as a percentage of revenue increased by $289,727 or 155% in 2014 as compared to 2013 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal, audit and professional fees as a result of being a public company, and administrative and consulting fees related to the merger of DKTI with mLight.

Interest expense for the three months ended June 30, 2014 and 2013 was $3,325 and $4,020, respectively. Interest expense decreased by $695 in 2014 due to the settlement of promissory notes in 2014 as compared to the same comparable period in 2013.

Interest expense for the nine months ended June 30, 2014 and 2013 was $10,250 and $10,818, respectively. Interest expense decreased by $569 during the nine months ended June 30, 2014 due to the settlement of five promissory notes in the amount of $46,970 and addition of one promissory note of $15,000.

As a result of the above explanations, the net income for the three months was $2,494 and net loss for the nine months ended June 30, 2014 was $66,372 as compared to a net income of $40,006 and $143,894 for the same comparable periods in 2013.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the nine months ended June 30, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred a net loss of $66,372 for the nine months ended June 30, 2014 and net cash flows provided by operating activities were $17,342. In addition, we have an accumulated deficit of $702,930 and working capital deficiency of $695,502 as of June 30, 2014. These conditions raise a substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to enroll additional students and provide a wide variety of training courses that generates sufficient revenue and cash flows to meet our obligations and our ability to obtain additional financing or sell common stock as may be required to fund our current operations. Management’s plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by sale of common shares to continue as a going concern. There is no assurance these plans will be realized.

Net cash flows provided by operating activities for the nine months ended June 30, 2014 was $17,342, primarily due to the net loss of $66,372, offset by depreciation and amortization expense of $1,575, bad debt expense of $2,077, decrease in accounts receivable of $56,607, decrease in bank overdraft of $3,499, increase in accounts payable of $28,028, decrease in accrued expenses of $15,724, increase in accrued interest of $6,150 and increase in refundable deposits of $8,500. Net cash flows used in operating activities for the nine months ended June 30, 2013 was $938 primarily due to the net income of $143,894, offset by depreciation expense of $788, increase in accounts receivable of $106,659, decrease in other assets of $102, increase in accounts payable of $17,604, increase in accrued expenses of $9,816, decrease in accrued interest of $37,182, and decrease in refundable deposits of $29,300.

Net cash flows used in investing activities for the nine months ended June 30, 2014 was $3,099 due to the acquisition of property and equipment. Net cash flows used in investing activities for the nine months ended June 30, 2013 was $630 due to the acquisition of property and equipment.

Net cash flows used in financing activities for the nine months ended June 30, 2014 was $990 principally due to receipt of cash proceeds from notes payable of $15,000, repayments of notes payable of $16,490 and cash received from officer of $500 as an advance for working capital requirements. Net cash flows provided by financing activities for the nine months ended June 30, 2013 was $450 due to receipt of cash proceeds of $105,000 from notes payable, cash repayments of $24,682 of notes payable, and cash advances to officer amounting to $80,768 for expenses.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $13,253 for the nine months ended June 30, 2014, and net decrease in cash and cash equivalents of $2,017 for the nine months ended June 30, 2013. Cash and cash equivalents at June 30, 2014 amounted to $13,253.

To date, we have financed our operations primarily through borrowings from our President and Chief Executive Officer and more recently by executing promissory notes for our working capital requirements. Our working capital and other capital requirements for the next twelve months to bring our proposed training programs to commercial viability will vary based upon a number of factors, including but not limited to obtaining approvals from various states to open new training schools in their states, and signing up for federally funded programs to open training schools.  However, because several factors related to the growth of our operations remain outside of our control e.g. timing of the approvals by states for us to open training schools, there can be no assurance we will achieve commercial viability. Due to the limited funds available, the Company has partnered with its former students to act as instructors in Missouri and Texas, and sub-leasing their facilities to offer training courses to students.

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings will be sufficient to support our operations for the next twelve months. However, it is possible that we will not be able to maintain our training programs and other services through such period or we will not raise sufficient additional funds from and borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

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

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this report for discussion of recent accounting pronouncements.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2014. Such initiatives are dependent on funds available for successful implementation. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

August 14, 2014	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director