Form 10-K
period 2014-09-30
mLight Tech, Inc.
filed 2015-01-12
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $1,170,168

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $13,200 of March 31, 2014.

As of January 12, 2015, there were 206,500,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

On October 31, 2013, we acquired all of the capital stock of The Ding King Training Institute, Inc. (“Ding King” or “DKTI”) an entity controlled by Todd Sudeck, our sole officer and director. As a result of the closing of the Agreement of Purchase and Sale of Stock, the Company acquired The Ding King Training Institute, Inc.

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

DKTI offers its full range of courses in Costa Mesa, California and since July 2014 it has offered a course in Paintless Dent Repair in Arlington, Texas and Missouri. No online classes are presently offered by DKTI. DKTI presently has 4 instructors who teach the courses offered by DKTI.

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

3

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

•

Windshield Repair. The objective of the Windshield Repair course is to teach each student the correct skills and principles in repairing various types of windshield damage. Graduates will be skilled in repairing various types of windshield damage. They will learn to repair Star Breaks, small cracks and Bulls Eyes

•

Window Tinting. The objective of the Window Tinting course is to teach students to properly apply and remove film on all types of glass and windows. There are no prerequisites for this course. This program is designed to provide extensive “hands-on” training in all aspects of the window tinting trade.

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

•

Odor Removal. The objective of the Odor Removal course is to teach the student correct principles in odor removal of a vehicle. The Odor Removal System eliminates unwanted odors from the inside of a vehicle. It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new.

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

An enrolled student may cancel his or her enrollment in a training program by means of a written notice of cancellation. The cancellation period is one business day, i.e., until midnight of the day a course of study commences; provided that for any training program longer than 50 days, a notice of cancellation must be given prior to midnight of the fifth business day after the first class the student attends. A business day is a day on which the student was scheduled to attend a class. The refund of tuition is based upon the hourly rate for the course (less equipment costs) and equals the hourly rate times the number of unused hours of class time subsequent to the cancellation notice. Equipment, manuals, etc. must be returned within 3 days of the notice of cancellation in a new condition to be eligible for refund of that part of the tuition costs.

Competition

The Automotive Appearance/PDR Training services market is an extremely competitive, fragmented and price-sensitive sector and it is difficult to determine our expected market share in this market. Because of the geographic constraints of being located solely in Southern California, we are forced to offer transportation and hotel accommodation packages which increases the overall costs to our students. We began to offer our services at locations in other parts of the United States. We believe this can increase our market share and profit margins. However, we will most likely never be a majority market share holder due to the fragmentation of the market.

Employees and Employment Agreements

As of the filing date hereof we have one full time employee, our sole officer and director, and seven (7) independent contractors, including the instructors for our courses. As our business develops, we expect to develop a compensation program for all of our personnel, subject to the approval by our Board of Directors. We further expect that the specific direction, emphasis and components of an executive compensation program will evolve. Factors that may affect our compensation policies include the hiring of full-time employees, converting independent contractors to employees, our future revenue growth and profitability and the increasing complexity of our business operations. There are no formal employment agreements between the Company and our current employee.

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

Item 1A. Risk Factors.

THE SUCCESS OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF THE PAINTLESS DENT REPAIR INDUSTRY.

Expansion in the business of training of technicians for the Paintless Dent Repair Industry will depend upon continued growth of the Paintless Dent Repair industry itself. If for any reason the PDR industry does not expand, the need for the training of technicians in the industry will not increase and may, in fact, decline, as a result the demand for our services would be significantly reduced, thereby significantly affecting our sales and the success of our business.

IF ECONOMIC OR OTHER FACTORS NEGATIVELY AFFECT THE SMALL AND MEDIUM-SIZED BUSINESS SECTORS, OUR CUSTOMERS MAY BECOME UNWILLING OR UNABLE TO PURCHASE OUR SERVICES WHICH MAY CAUSE OUR REVENUETO DECLINE AND IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our target customers are small and medium-sized businesses and individuals wishing to enter into the PDR business. These potential customers are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these potential customers often have limited discretionary funds, which they may choose to spend on items other than our services. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to engage our PDR-training services, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND FLUCTUATIONS IN OUR PERFORMANCE MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Due to our business model, the unpredictability of our operating results is difficult to quantify. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

•	our ability to increase the enrollment of new students, and satisfy our customers' requirements;

•	possible changes in our pricing policies;

•	the introduction of new services and products by us or our competitors;

•	our ability to hire, train and retain members of our sales force;

•	our ability to hire, train and retain instructors for out training programs;

•	the rate of expansion and effectiveness of our sales force;

•	general economic conditions which affect the market for non-mechanical automotive repair services if there is sustained economic downturn;

•	additional investment in our services or operations; and

•	our success in maintaining and adding strategic marketing relationships.

WE FACE GROWING COMPETITION. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

The market for our training services is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of other PDR training entities, both geographically close and distant.

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

IF WE CANNOT ADAPT TO TECHNOLOGICAL ADVANCES OUR SERVICES MAY BECOME OBSOLETE AND OUR ABILITY TO COMPETE WOULD BE IMPAIRED.

Changes in our industry could occur very rapidly, including changes in the way PDR is conducted. As a result, our services could become obsolete within a short time period. The introduction of competing methods/equipment employing new technologies and the evolution of new industry standards could render our existing equipment or services obsolete and unmarketable. To be successful, our services and equipment must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new services or equipment, or enhancements to our services or equipment, on a timely and cost-effective basis, or if new services or equipment or enhancements do not achieve market acceptance, our business would be seriously harmed.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR BUSINESS GROWTH. IF WE DO NOT OBTAIN THIS FINANCING, OUR GROWTH MAY BE IMPAIRED.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, expand the geographic locations in which we offer our training services, enhance our operating infrastructure and acquire complementary businesses.

In order to expand our business operations, we anticipate that we may have to raise additional funding, estimated to be up to $300,000 over the next 12 months to expand the number of training locations geographically, increase our sales and marketing efforts to increase the number of students and other possible expansion efforts. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for other financing.

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

THE COMPANY'S AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the opinion of our auditors as reflected in their reports for the years ended September 30, 2014 and September 30, 2013, we continue to have a severe liquidity issues which raises substantial doubt about the Company's ability to continue as a going concern. There is no assurance that our auditors will not continue to express doubts on our ability to continue as a going concern.

TODD SUDECK HAS LIMITED EXPERIENCE RELATED TO PUBLIC COMPANY MANAGEMENT. AS A RESULT, WE MAY BE UNABLE TO MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Presently, our operations depend entirely on the efforts of our sole officer and director. While he has expertise with which we will rely upon to grow and manage our business operations, he has limited experience related to public company management or as a principal accounting officer. Because of this, we may be unable to develop and manage our public reporting requirements. There is no assurance that we will overcome these obstacles.

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

WE WILL INCUR PROFESSIONAL FEES IN CONNECTION WITH BEING A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

The Company is subject to the reporting requirements of the Exchange Act and as such, we are required to file Form 10-Ks, Form 10-Qs and Form 8-Ks and other reports with the SEC. We will incur professional fees (i.e., attorney, auditors and filing agents) in connection with the preparation and filing of such reports and we currently anticipate such costs to range from $40,000 to $75,000 per year, which are significant for a company of our size. If we are unable to file such reports, we will be delinquent in our filings which could adversely affect the marketability of our shares of common interest.

THE FAILURE TO COMPLY WITH THE INTERNAL CONTROL EVALUATION AND CERTIFICATION REQUIREMENTS OF SECTION 404 OF SARBANES-OXLEY ACT COULD HARM OUR OPERATIONS AND OUR ABILITY TO COMPLY WITH OUR PERIODIC REPORTING OBLIGATIONS.

As a reporting company under the Exchange Act, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are in the process of further determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and may take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire qualified personnel or consultants in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

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

Item 1B. Unresolved Staff Comments.

As of the filing of this Annual Report, we have no unresolved staff comments the Securities and Exchange Commission.

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

Period	High Bid	Low Bid
09/01/2013 – 09/30/2013	$0.104	$0.094
10/01/2013 – 12/31/2013	$0.104	$0.006
01/01/2014 – 03/31/2014	$0.010	$0.004
04/01/2014 – 06/30/2014	$0.006	$0.003
07/01/2014 – 09/30/2014	$0.005	$0.003

On September 25, 2014, the Securities and Exchange Commission ("Commission") issued an Order suspending trading of the Company’s common stock. Trading was permitted by the Commission to resume on October 9, 2014.

The bid prices are rounded to the closest whole cent and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of September 30, 2014, there were 206,500,000 shares of Common Stock outstanding.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 30, 2014, there are two (2) stockholders of record and 1,010 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

The merger between mLight Tech, Inc. and Ding King Training Institute, Inc. (“DKTI”) is being accounted for as a recapitalization. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI. The assets and liabilities of mLight are recorded at their historical cost basis, and the consolidated financial statements after completion of the merger include the assets and liabilities of DKTI and mLight, and the historical operations of DKTI and operations of the combined company from the closing date of the merger.

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

For the year ended September 30, 2014, DKTI graduated 106 students with completion of 175 courses, as compared to graduating 79 students with 111 courses in 2013, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California; however, limited classes have been offered in Missouri and Texas. No online classes are presently offered by DKTI. DKTI currently has 4 non-employee instructors who teach the courses offered by DKTI.

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

•

Detailing -The objective of the Detailing course is to provide extensive intensive training to an individual who has the goal to properly estimate and detail a vehicle from start to finish. The student will also receive on-going technical support by phone. This program is designed to provide hands-on training in all aspects of the Auto Detailing system. The Auto Detailing system is a complete and comprehensive package designed to make any vehicle look like is just came off the showroom floor by removing scratches, acid rain, oxidation, over-spray, and other minor blemishes without burning the paint or leaving swirl marks.

•

Odor Removal - The objective of the Odor Removal course course is to teach the student correct principles in odor removal from a vehicle. The Odor Removal System eliminates unwanted odors from the inside of a vehicle. It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new.

•

Alloy Wheel Repair -The objective of the Alloy Wheel Repair course is to provide extensive and intensive training to an individual who has the goal to properly estimate and repair a wide variety of wheel damage. The Alloy Wheel Repair system is a complete comprehensive package offering the tools and equipment needed for all types of wheel repairs, including minor chips and scratches, scuffs and gouges, rust spots and clear coat damage.

Financial Operations Overview

Results of Operations for the year ended September 30, 2014 and 2013

The consolidated results of operations for the year ended September 30, 2014 include the results of operations of DKTI and the results of operations of mLight for the eleven months from November 1, 2013 to September 30, 2014 as a result of merger on October 31, 2013. The results of operations for the year ended September 30, 2013 include only the results of DKTI’s operations.

Revenues for the year ended September 30, 2014 and 2013 were $1,170,168 and $726,802, respectively. Revenues primarily comprise of training courses offered, sale of tools and accessories, and licensing income earned by marketing online trade name and shopping cart. Revenues increased in 2014 by $443,366 or 61% primarily due to the increase in student enrollments and training course completions during the year ended September 30, 2014 as compared to 2013. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing our sales staff to generate more sales. Additionally, the Company had more customers’ add-on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. As a result, during the year ended September 30, 2014, 106 students graduated who were enrolled in 175 training courses as compared to 79 students graduated enrolling in 111 courses in 2013. The Company recorded $669,675 in revenues earned from training courses completed in 2014 as compared to $275,153 in revenues earned from training courses completed for the same comparable period in 2013. The Company sold tools and accessories to its students and recorded $395,493 in revenues for the year ended September 30, 2014 as compared to $271,648 for the same comparable period in 2013. The Company recorded $105,000 in licensing income for the year ended September 30, 2014 as compared to $180,000 for the same comparable period in 2013. The Company executed an exclusive license in 2013 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. The Company also offered additional training courses in 2013 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Cost of sales for the year ended September 30, 2014 and 2013 were $489,762 and $230,828, respectively. Cost of sales as a percentage of revenue increased to 42% for 2014 as compared to 32% for the comparable period in 2013 primarily because the Company offered discounted pricing for additional courses to students in 2014 and had increased student to instructor ratio which increased cost of sales ratio. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the year ended September 30, 2014 were $649,315 compared to $395,946 for the same comparable period in 2013. Operating expenses primarily consist of selling, general and administrative expenses and depreciation. Selling, general and administrative expenses (S,G&A) for the year ended September 30, 2014 and 2013 were $647,301 and $395,283, respectively. S,G&A as a percentage of revenue increased by $258,436 or 65% in 2014 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees, administrative and consulting fees as a result of the merger of DKTI with mLight and costs associated of being a public company. Management expects our costs to continue to fluctuate until we begin to generate a substantial increase in revenues.

Interest expense for the years ended September 30, 2014 and 2013 was $13,575 and $8,778, respectively. Interest expense increased by $4,796 in 2014 due to the execution of a new promissory note of $15,000 in 2014 and outstanding obligations being outstanding for the entire fiscal period.

The Company recorded a debt extinguishment income of $520,000 for the year ended September 30, 2013. In January 2013, the Company obtained an unconditional release from the holder of a certain promissory note payable of $400,000 who acknowledged in writing that the statute of limitations barred him from any collection of the promissory notes due to him. As a result, the Company has recorded the debt extinguishment of $520,000 which included accrued interest of $120,000 through December 31, 2012, as other income in the accompanying financial statements as of September 30, 2013. No such income was recorded for the year ended September 30, 2014.

As a result of the above explanations, the net income for the year ended September 30, 2014 was $15,971 as compared to a net income of $610,450 for the same comparable period in 2013.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the year ended September 30, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $15,971 for the year ended September 30, 2014 and net cash flows provided by operating activities were $26,277. In addition, we have an accumulated deficit of $586,365 and working capital deficiency of $578,499 as of September 30, 2014. Management’s plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by sale of common shares to continue as a going concern. Management has negotiated an agreement with the debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. There is no assurance these plans will be realized.

Operating activities

Net cash flows provided by operating activities for the year ended September 30, 2014 was $26,277, primarily due to the net income of $15,971, offset by depreciation and amortization expense of $2,014, bad debt expense of $4,777, decrease in accounts receivable of $16,291, decrease in bank overdraft of $3,499, increase in accounts payable of $29,000, decrease in accrued expenses of $9,989, increase in accrued interest of $9,475, increase in refundable deposits of $8,500 and decrease in purchase commitments of $13,680.

Investing activities

Net cash flows used in investing activities for the year ended September 30, 2014 was $3,099 due to the acquisition of property and equipment.

Financing activities

Net cash flows used in financing activities for the year ended September 30, 2014 was $990 principally due to receipt of cash proceeds from notes payable of $15,000, repayments of notes payable of $16,490 and cash received from officer of $500 as an advance for working capital requirements.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $22,188 for the year ended September 30, 2014. Cash and cash equivalents at September 30, 2014 amounted to $22,188.

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

We believe that existing funds, funds generated from our operations, plus those we have raised from borrowings will not be sufficient to support our operations for the next twelve months. Management has negotiated an agreement with the debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. However, it is possible that we will not be able to maintain our training programs and other services through such period or we will not raise sufficient additional funds from borrowings or sale of our common stock to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

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

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the SEC’s Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the student or the student’s employer (the customer) enters into a signed contract with the Company; (2) delivery has occurred - as noted above, upon the commencement of the course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the student under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the tuition for the courses enrolled by the student; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the tuition before the course is completed, or credit is extended for installment payments, as evidenced by promissory note not to exceed one year.

The Company also receives licensing revenue by granting an exclusive license to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Management recognizes revenue on an ongoing basis for this transaction as the Company has satisfied its conditions for recognition of revenues and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in our Current Report on Form 8-K dated October 31, 2013, which was filed with the Securities and Exchange Commission on November 6, 2013, on October 31, 2013 the Company dismissed the Company's registered independent public accountant, Messineo & Co., CPAs LLC, of Clearwater, Florida (the “Former Auditor”). There were no disagreements with the Former Auditors at any time during their engagement. Also, on October 31, 2013, the Company engaged Haskell & White LLP Certified Public Accountants of Irvine, California, as its new registered independent public accountant. Reference is made to the Company's Current Report on Form 8-K dated October 31, 2013, which was filed with the Securities and Exchange Commission on November 6, 2013 for further information on these events.

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

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties in the treasury and banking functions consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives in the treasury and banking functions as well as in other areas, and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

 We anticipate that these initiatives will be at least partially be implemented as financial resources become available to us to fund these remediation efforts.

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

Name	Age	Position
Todd Sudeck	49	CEO, President, Secretary, CFO and Director

Todd Sudeck has served as our President, Chief Executive Officer, Secretary, Chief Financial Officer and our director since June 7, 2013.

Todd Sudeck, the Company's sole officer and director, has spent the last 20 years owning and operating The Ding King Training Institute, Inc. (including its predecessor entities), which became a wholly-owned subsidiary of the Company on October 31, 2013, and other predecessor entities, and serves as the sole officer and director. Historically, Mr. Sudeck has been involved in all aspects of the The Ding King Training Institute, including finance, sales, marketing and the entity's student business development program. From 1990 to 1991, Mr. Sudeck worked for Prudential California Realty in Newport Beach, California, managing residential real estate sales.

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

Family Relationships

The Company borrowed $20,836 from the principal shareholder’s sister in previous years. The Company paid $15,590 and $5,246 towards the promissory note for the years ended September 30, 2014 and 2013, respectively. The net amount outstanding at September 30, 2014 and 2013 was $0 and $15,590, respectively.

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

Summary Compensation Table

The compensation of the named executive officers for the last two completed fiscal years ended September 30, 2013 and September 30, 2014 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compen-sation $	Total $
Edward Sanders,	2013	-	-	-	-	-	-	-	-
Former President

Todd Sudeck	2014	72,574	-	-	-	-	-	-	72,574
CEO, President, CFO and Secretary (1)	2013	106,420	-	-	-	-	-	-	106,420

_____________

(1) This table reflects compensation during 2013 to Mr. Sudeck in his capacity as President and CEO of The Ding King Training Institute, Inc. No salary was paid to any officer of the Issuer prior to the acquisition of The Ding King Training Institute, Inc.

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

Long-Term Incentive Plans

As of September 30, 2014, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended September 30, 2014, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2014, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Todd Sudeck	182,500,000 shares	88.37%
	CEO, President, Secretary, CFO, and Director

Common Stock	All officers and directors as a group	182,500,000 shares	88.37%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Conflicts Related to Other Business Activities. There are presently no conflicts related to other business activities. However, if any arise, we will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions

On October 31, 2013, the Company and our sole officer and director closed a transaction whereby the Company acquired all of the issued and outstanding capital stock of Ding King Training Institute from our sole officer and director in exchange for 2,500,000 restricted shares of our common stock.

Transactions with the Shareholder

The principal shareholder/officer of the Company utilizes the Company’s banking function for personal expenses. Cash advances received by the principal shareholder/officer have been recorded as compensation to officer. The Company has recorded $72,574 and $106,420 as compensation expense for the years ended September 30, 2014 and 2013, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $500 as of September 30, 2014 towards the working capital requirements.

Purchases and Advances from Affiliated Entity

The Company purchases its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the years ended September 30, 2014 and 2013, the Company purchased $96,072 and $55,663 of tools from Dent Tools, of which no amounts were outstanding as payables at September 30, 2014 and 2013, respectively.

On January 4, 2013, DKTI entered into a licensing agreement with Dent Tools whereby, DKTI granted an exclusive license to Dent Tools to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay DKTI a royalty of $300,000 over a 24 month period. The payment terms agreed for licensing were a monthly payment of $20,000 for the calendar year 2013 for a total of $240,000, and the remaining balance of $60,000 to be paid at the monthly amount of $5,000 over the next twelve months. The Company recorded $105,000 and $180,000 in licensing revenues for the years ended September 30, 2014 and 2013, respectively. In addition, Dent Tools agreed to settle on behalf of DKTI a note payable to an individual in the amount of $25,000 in lieu of payment towards the licensing fee during the year ended September 30, 2014. In addition, the Company recorded a receivable for licensing income of $0 and $56,279 at September 30, 2014 and 2013, respectively.

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. No payments were received as of September 30, 2014.

Director Independence

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2014 and September 30, 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	September 30, 2014	September 30, 2013

(i) Audit Fees	$34,500	$5,000

(ii) Audit Related Fees	$14,350	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$48,850	$5,000

Audit Fees -The aggregate fees engaged in each of the years ended September 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $34,500 and $5,000, respectively.

Audit-Related Fees - Fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended September 30, 2014 and 2013 were $14,350 and none, respectively. Services were primarily related to the Company’s Form 8-K filings and responses to SEC Comment letters.

Tax Fees - For the year ended September 30, 2014 and 2013, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees - None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101 *	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

_______________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mLight Tech, Inc.

January 12, 2015	By:	/s/ Todd Sudeck
	Its:	Todd Sudeck Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Todd Sudeck	January 12, 2015
Todd Sudeck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Todd Sudeck	January 12, 2015
Todd Sudeck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of mLight Tech, Inc. required to be included in Items 8 and 15 are listed below:

mLight Tech, Inc.

Financial Statements for the years ended September 30, 2014 and 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

mLight Tech, Inc.

We have audited the consolidated balance sheets of mLight Tech, Inc. (the “Company”) and Subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of operation, stockholders’ equity (deficit), and cash flows for the two year periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mLight Tech, Inc. and Subsidiary as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues, including a working capital deficit. The Company also has had difficulty raising capital, obtaining trade credit and generating sufficient cash flow to repay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California

January 12, 2015

FINANCIAL STATEMENTS

MLIGHT TECH, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
ASSETS

Current assets
Cash and cash equivalents	$22,188	$-
Accounts receivable	70,277	83,762
Total current assets	92,465	83,762

Property and equipment, net	6,513	5,428
Security deposit	6,270	6,270
Total Assets	$105,248	$95,460

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$-	$3,499
Accounts payable	49,704	15,223
Accrued expenses	35,930	45,922
Accrued interest	66,585	57,110
Refundable deposits	9,300	800
Payable to officer	500	-
Purchase commitments	375,943	389,622
Notes payable	133,000	164,970
Total current liabilities	670,963	677,146

Total Liabilities	670,963	677,146

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares and 204,000,000 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	20,650	5,000
Accumulated deficit	(586,365)	(586,686)
Total stockholders' equity (deficit)	(565,715)	(581,686)

Total Liabilities and Stockholders' Equity	$105,248	$95,460

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2014	2013

Revenues
Licensing fees	$105,000	$180,000
Tuition	1,065,168	546,802
	1,170,168	726,802

Cost of sales	489,762	230,828

Gross profit	680,406	495,974

Operating expenses
Selling, general and administrative	647,301	395,283
Depreciation and amortization	2,014	663
Total operating expenses	649,315	395,946

Income from continuing operations	31,091	100,028

Other income (expenses)
Interest expense	(13,575)	(8,778)
Debt extinguishment	-	520,000
Total other income (expenses)	(13,575)	511,222

Income from continuing operations before income tax	17,516	611,250

Provision for income tax	1,545	800

Net income	$15,971	$610,450

Basis and diluted net income (loss) per share	$0.00	$0.00

Weighted average number of common shares outstanding	206,287,671	204,000,000

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Common Stock		Accumulated deficit	Total

Balance - September 30, 2012	204,000,000	$5,000	$(1,197,136)	$(1,192,136)

Net Income	-	-	610,450	610,450
Balance at September 30, 2013	204,000,000	5,000	(586,686)	(581,686)

Recapitalization	-	15,400	(15,400)	-
Issuance of new shares	2,500,000	250	(250)	-
Net Income	-	-	15,971	15,971
Balance - September 30, 2014	206,500,000	$20,650	$(586,365)	$(565,715)

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$15,971	$610,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,014	663
Gain on debt extinguishment	-	(520,000)
Bad debts	4,777	-
Changes in operating assets and liabilities
Accounts receivable	(16,291)	(83,762)
Other current assets	-	154
Bank overdraft	(3,499)	3,499
Accounts payable	29,000	(32,880)
Accrued expenses	(9,990)	2,476
Accrued interest	9,475	(39,222)
Refundable deposits	8,500	(26,700)
Purchase commitments	(13,680)	(7,515)
Net cash provided by (used in) operating activities	26,277	(92,837)

Cash flows from investing activities
Acquisition of property and equipment	(3,099)	(2,368)
Net cash used in investing activities	(3,099)	(2,368)

Cash flows from financing activities
Cash proceeds from notes payable	15,000	105,000
Repayment of note payable	(16,490)	(25,346)
Cash received from officer	500	-
Net cash (used in) provided by financing activities	(990)	79,654

Net increase (decrease) in cash and cash equivalents	22,188	(15,551)

Cash and cash equivalents at beginning of period	-	15,551

Cash and cash equivalents at the end of period	$22,188	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,528	$-
Cash paid for interest	$4,100	$5,000

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$25,000	$-
Recapitalization from acquisition	$15,650	$-
Settlement of note payable against purchases	$5,480	$-

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “mLight” shall mean mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired all 100% of the issued and outstanding capital stock of the Ding King Training Institute, Inc. (“DKTI”), a California corporation, in exchange for 2,500,000 shares of its common stock. As a result of DKTI’s acquisition, DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. The merger was accounted for as a recapitalization. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI, and are recorded at the historical cost basis of DKTI. Subsequent to the merger, the operations of mLight are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end. The share amounts for mLight Tech, Inc. have been presented to reflect equity as if the merger had occurred as of the first period presented.

The principal business of DKTI is training individuals for a career as a technician in the Automotive Appearance Industry, which includes paintless dent repair, interior restoration, windshield repair, window detailing, odor removal, auto detailing and alloy wheel repair. The individual students are normally employees of auto body shops, car dealers and entrepreneurs looking to start their own businesses.

The financial information presented in these notes to the Company’s consolidated financial statements are for the years ended September 30, 2014 and 2013, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of September 30, 2014, the Company’s total liabilities exceeded its total assets by $565,715. The Company has earned a net profit of $15,971 for the year ended September 30, 2014 and has an accumulated deficit of $586,365 as of September 30, 2014. The Company has had difficulty raising capital or obtaining trade credit from vendors. Additionally, the Company’s has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital by borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. On October 31, 2013, the Company acquired mLight and believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management currently plans to further expand its operations geographically to continue its continued revenue and profit growth.  Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital.  See Note 11. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

Accounts Receivable

Accounts receivable represent income earned from licensing revenue from a previously affiliated entity (Note 8) and training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company recorded bad debt expense of $4,777 and $0 for the years ended September 30, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense was $2,014 and $663 for the years ended September 30, 2014 and 2013, respectively.

Machinery and equipment	3 - 5 years
Office equipment and equipment	5 years

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

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

The Company’s revenue recognition policy is based on the revenue recognition criteria established under the SEC’s Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the student or the student’s employer (the customer) enters into a signed contract with the Company; (2) delivery has occurred - as noted above, upon the commencement of the course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the student under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the tuition for the courses enrolled by the student; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the tuition before the course is completed, or credit is extended for installment payments, as evidenced by promissory note not to exceed one year.

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

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

Income Taxes

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended September 30, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. At September 30, 2014 and 2013, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

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

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 3 – ACQUISITION OF DING KING TRAINING INSTITUTE, INC.

On October 31, 2013, the Company entered into an Agreement of Purchase and Sale of Stock (the “Agreement”) with the Ding King Training Institute, Inc. and the individual standing as the sole equity-holder of DKTI (the “Equity-Holder”). The Equity-Holder is also the majority shareholder, sole Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer of the Company. Pursuant to the terms of the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DKTI in exchange for the issuance of Two Million Five Hundred Thousand (2,500,000) restricted shares of the Company's common stock. For the accounting treatment, the merger is being accounted for as a recapitalization. DKTI is the acquirer for financial reporting purposes and mLight Tech, Inc. is the acquired company.

DKTI’s unaudited balance sheet as of the date of acquisition October 31, 2013, is as follows:

Assets acquired:
Cash & cash equivalents	$7,938
Accounts receivable	61,514
Property & equipment, net	6,220
Security deposits	6,270
Total Assets acquired	$81,942

Liabilities assumed:
Accounts payable	$4,342
Accrued liabilities	72,237
Accrued interest	58,422
Notes payable	155,303
Purchase commitments	389,622
Total Liabilities assumed	679,926

Stockholder's deficit:
Common stock	5,000
Accumulated deficit	(602,984)
Total stockholder's deficit	(606,394)

Total Liabilities and Stockholder's Deficit	$81,942

NOTE 4 – PAYROLL TAXES

The Company has accrued for payroll taxes for the periods ended September 30, 2014 and 2013; however, all of these amounts have not been remitted to the appropriate taxing authorities and are delinquent. The outstanding balance as of September 30, 2014 and 2013 is $29,750 and $41,545, respectively. Management intends to pay this obligation as soon as sufficient funds become available. The Company may be liable for penalties, including interest for these delinquent taxes, therefore, the Company has included an additional accrual for approximately 10% of the outstanding balance.

 MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 5 – NOTES PAYABLE

	September 30, 2014	September 30, 2013
Notes payable consist of:
Note payable to related party individual (Note 8), unsecured, non-interest bearing, no stated maturity date	$-	$8,000
Note payable to an individual, unsecured, $1,000 interest per month	-	25,000
Note payable to related party (Note 8), unsecured, non-interest bearing, no stated maturity date	-	5,480
Note payable to individual, unsecured, 10% interest, due March 31, 2015	50,000	50,000
Note payable to individual, unsecured, 10% interest, due March 31, 2015	68,000	68,000
Note payable to individual, unsecured, 10% interest, due March 31, 2015	15,000	-
Note payable to related party individual (Note 8), unsecured, non-interest bearing.	-	7,590
Note payable to an individual, unsecured, 10% interest	-	900
	133,000	164,970
Total	$133,000	$164,970

The Company has been late in making payments on certain notes payable. The Company has made cash payments of $16,490 towards the notes payable, and settled $30,480 of note obligations during the year ended September 30, 2014. The Company also executed a promissory note to an individual and received $15,000 in cash proceeds during the year ended September 30, 2014. The Company has recorded interest expense of $12,710 and $8,778 for the years ended September 30, 2014 and 2013, respectively.

In January 2013, the Company obtained an unconditional release from the holder of a certain promissory note payable of $400,000 who acknowledged in writing that the statute of limitations bars him from any collection efforts and that the terms of the proposed security interest and stock conversion features were never formally made part of the note and, therefore, are no longer enforceable. As a result, the Company has recorded the debt extinguishment of $520,000 which included accrued interest of $120,000 through December 31, 2012, as other income in the accompanying financial statements as of September 30, 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases real property under an operating lease for a monthly rental payment of $2,090, which commenced in August of 2012 for a two-year term, expiring in July 2014. The Company executed a lease extension for an additional thirty-six (36) months commencing August 1, 2014 and expiring on July 31, 2017. During the extended term, the Company shall pay an initial monthly base rent of $1,843 plus its share of monthly direct expense charge of $566 for a total initial monthly rent of $2,409 for a period of twelve (12) months. The monthly base rent will increase to $1,899 commencing August 1, 2015 and continuing through July 31, 2016, and to $1,956 commencing August 1, 2016 and continuing through July 31, 2017, respectively. The monthly direct expense charge is subject to adjustment pursuant to the terms of the lease.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

The total rent expense including common area maintenance charges was $21,841 and $19,005 for the years ended September 30, 2014 and 2013, respectively, including common area maintenance charges. The minimum future payments for the leases are summarized below:

For the year ending September 30:	Payments
2015	$29,026
2016	29,693
2017	25,219
Total	$83,938

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – PURCHASE COMMITMENTS

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the “Rebate Agreement(s)”). The Company initially recorded the amount of the advances as a liability on the balance sheet under “Purchase commitments”. Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $375,943 and $389,622 as of September 30, 2014 and 2013, respectively.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the distributor was $4,200,000. The Company’s original distributor ceased operations and sold its business to the Company’s current distributor, and management believes the Rebate Agreement was assigned to the current distributor. The Rebate Agreement with the distributor expired in November 2012. Management is still operating under the same contractual terms of the agreement as if it is still effective. The Company has made an effort to contact the current distributor regarding its purchase commitments and plans on negotiating an extension or concessions to repay its obligation and/or settlement. Management anticipates they will be able to successfully negotiate a revised agreement to fulfill the purchase commitment or obtain a concession from the distributor as the Company is currently purchasing products in the ordinary course of business. In the event the Company cannot negotiate a satisfactory agreement, other vendors exist in the market to purchase these products and management believes there would be no significant impact on the Company’s operations. If the Company is unable to negotiate an extension or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the manufacturer was $1,780,000. The contract with the manufacturer expired in November 2014. Management is still operating under the same contractual terms of the agreement as if it is still effective. The Company has made an effort to contact the current distributor regarding its purchase commitments and plan on negotiating an extension or concessions to repay its obligation and/or settlement. If the Company cannot fulfill the purchase obligation, management anticipates they will be able to negotiate a time extension to fulfill the purchase commitment. If the Company is unable to negotiate extensions or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

Transactions with the Shareholder

The principal shareholder/officer of the Company utilizes the Company’s banking function for personal expenses. Cash advances received by the principal shareholder/officer have been recorded as compensation to officer. The Company has recorded $72,574 and $106,420 as compensation expense for the years ended September 30, 2014 and 2013, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $500 as of September 30, 2014 towards the working capital requirements.

Purchases and Advances from Affiliated Entity

The Company purchases its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the years ended September 30, 2014 and 2013, the Company purchased $96,072 and $55,663 of tools from Dent Tools, of which no amounts were outstanding as payables at September 30, 2014 and 2013, respectively.

On January 4, 2013, DKTI entered into a licensing agreement with Dent Tools whereby, DKTI granted an exclusive license to Dent Tools to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay DKTI a royalty of $300,000 over a 24 month period. The payment terms agreed for licensing were a monthly payment of $20,000 for the calendar year 2013 for a total of $240,000, and the remaining balance of $60,000 to be paid at the monthly amount of $5,000 over the next twelve months. The Company recorded $105,000 and $180,000 in licensing revenues for the years ended September 30, 2014 and 2013, respectively. In addition, Dent Tools agreed to settle on behalf of DKTI a note payable to an individual in the amount of $25,000 in lieu of payment towards the licensing fee during the year ended September 30, 2014. In addition, the Company recorded a receivable for licensing income of $0 and $56,279 at September 30, 2014 and 2013, respectively.

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. No payments were received as of September 30, 2014.

Borrowing from Relative

The Company borrowed $20,836 from the principal shareholder’s sister in previous years. The Company paid $15,590 and $5,246 towards the promissory note for the years ended September 30, 2014 and 2013, respectively. The net amount outstanding at September 30, 2014 and 2013 was $0 and $15,590, respectively (Note 5).

NOTE 9 – INCOME TAXES

Income tax expense for the years ended September 30, 2014 and 2013 is summarized as follows:

	September 30, 2014	September 30, 2013
Current:
Federal	$-	$-
State	800	800
Deferred taxes	-	-
Income tax expense (benefit)	$800	$800

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	September 30, 2014	September 30, 2013

Tax expense at statutory rate - federal	(34%)	(34%)
State tax expense, net of federal benefit	-	-
Valuation allowance	34%	34%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Deferred tax assets:
Net operating loss carry forward	$199,364	$199,473

Total gross deferred tax assets	199,364	199,473
Less - valuation allowance	(199,364)	(199,473)
Net deferred tax assets	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

The Company’s provision for income taxes differs from applying the statutory U.S. Federal income tax rate to income before income taxes. The primary differences result from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

At September 30, 2014, the Company had an accumulated deficit of $586,365 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2034. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended September 30, 2014 and 2013 was a decrease of $109 and $207,553, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company’s wholly-owned subsidiary files its income tax returns on a stand-alone basis. As of September 30, 2014, tax years of the Company’s subsidiary for the years 2012, 2013 and 2014 remain open for IRS audit. The Company has not filed its corporate income tax returns for the years 2012, 2013 and 2014. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2014 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

On February 8, 2013, mLight’s board of directors authorized a 20 for 1 forward split. The record date of the split was February 26, 2013 and the effective date was February 27, 2013. After the split, the total issued and outstanding shares were 204,000,000. All prior period shares and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this stock split.

On August 1, 2013, in a private transaction, Todd Sudeck, the sole director and officer of the Company, acquired a total of 180,000,000 shares of the Company’s common stock from Edward Sanders, the Company’s former director and officer and principal shareholder. Mr. Sudeck’s 180,000,000 shares amount to approximately 88.24% of the Company’s currently issued and outstanding common stock.

On October 31, 2013, the Company acquired all 100% of the issued and outstanding capital stock of the Ding King Training Institute, Inc. by issuing 2,500,000 shares of its common stock valued at $250. The acquisition is being accounted as recapitalization. At the closing of the acquisition, the Company recorded an increase in common stock of $15,400 as a result of recapitalization.

As a result of stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at September 30, 2014 and 204,000,000 shares of common stock issued and outstanding at September 30, 2013.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 12, 2015, the date the financial statements were available to be issued.

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay $95,000 in advance in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. Subsequent to September 30, 2014, the Company has received in advance, the $95,000 licensing fee for cash or settlement of its obligations for purchase of tools from Dent Tools.

On January 9, 2015, the Company and the individual debt holder of the Company’s promissory notes totaling $133,000 that were due in March 2015, agreed mutually to extend the payment due date of the three promissory notes to March 31, 2017.

