Form 10-Q
period 2014-12-31
mLight Tech, Inc.
filed 2015-02-09
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of February 9, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,748	$22,188
Accounts receivable	98,977	70,277
Prepaid expense	1,749	-
Total current assets	131,474	92,465

Property and equipment, net	5,766	6,513
Security deposit	6,270	6,270
Total Assets	$143,510	$105,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$43,888	$49,705
Accrued expenses	40,002	35,930
Accrued interest	69,910	66,585
Refundable deposits	-	9,300
Deferred revenue	95,000	-
Payable to officer	500	500
Purchase commitments	373,771	375,943
Notes payable	133,000	133,000
Total current liabilities	756,071	670,963

Total Liabilities	756,071	670,963

Commitments and contingencies (Note 5)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	20,650	20,650
Accumulated deficit	(633,211)	(586,365)
Total stockholders' equity (deficit)	(612,561)	(565,715)

Total Liabilities and Stockholders' Equity	$143,510	$105,248

The accompanying notes are an integral part of these consolidated unaudited financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

Revenues
Licensing fees	$15,000	$60,000
Tuition	315,522	160,596
Total revenues	330,522	220,596

Cost of sales	210,804	104,518
Gross profit	119,718	116,078

Operating expenses
Selling, general and administrative	162,242	144,204
Depreciation and amortization	747	379
Total operating expenses	162,989	144,583

Loss from continuing operations	(43,271)	(28,505)

Other income (expenses)
Interest expense	(3,325)	(3,814)
Total other income (expenses)	(3,325)	(3,814)

Loss from continuing operations before income tax	(46,596)	(32,321)

Provision for income tax	250	-
Net loss	$(46,846)	$(32,321)

Basis and diluted net income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	206,500,000	205,657,609

 The accompanying notes are an integral part of these consolidated unaudited financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(46,846)	$(32,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	747	379
Bad debts	4,450	-
Changes in operating assets and liabilities
Accounts receivable	(33,150)	12,248
Prepaid expense	(1,749)	-
Bank overdraft	-	(3,499)
Accounts payable	(5,817)	31,370
Accrued expenses	4,072	(359)
Accrued interest	3,325	(286)
Deferred revenue	95,000	-
Refundable deposits	(9,300)	3,900
Purchase commitments	(2,172)	-
Net cash provided by operating activities	8,560	11,432

Cash flows from investing activities
Acquisition of property and equipment	-	(955)
Net cash used in investing activities	-	(955)

Cash flows from financing activities
Repayment of note payable	-	(10,567)
Cash received from officer	-	10,022
Net cash used in financing activities	-	(545)

Net increase in cash and cash equivalents	8,560	9,932

Cash and cash equivalents at the beginning of period	22,188	-
Cash and cash equivalents at the end of period	$30,748	$9,932

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,100

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$-	$25,000
Recapitalization from acquisition	$-	$15,650

The accompanying notes are an integral part of these consolidated unaudited financial statements.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

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

The financial information presented in these notes to the Company’s consolidated financial statements is for the three months ended December 31, 2014 and 2013, respectively, and are unaudited.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of December 31, 2014, the Company’s total liabilities exceeded its total assets by $612,561. The Company has incurred a net loss of $46,846 for the three months ended December 31, 2014 and has an accumulated deficit of $633,211 as of December 31, 2014. The Company has had difficulty raising capital or obtaining trade credit from vendors. Additionally, the Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. On October 31, 2013, the Company acquired mLight and believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management currently plans to further expand its operations geographically to continue its revenue and profit growth. Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies

The following summary of significant accounting policies is presented to assist in the understanding of the Company’s consolidated financial statements. The consolidated financial statements and notes are the representation of the Company’s management who is responsible for their fair presentation. The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Accounts Receivable

Accounts receivable represent income earned from licensing revenue from a previously affiliated entity (Note 7) and training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company recorded bad debt expense of $4,450 and $0 for the three months ended December 31, 2014 and 2013, respectively, and believes all current receivables at December 31, 2014 are collectible.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months ended December 31, 2014 and 2013 was $747 and $379, respectively.

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

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

Revenue Recognition

The Company’s tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student’s employer, which is received upon the commencement of the course or extended credit over a period of one to three months, is recognized as revenue upon the completion of the training courses, the duration of which is one to two weeks.

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

The Company also receives licensing revenue by granting an exclusive license to sell Dent Tools Direct, USA Inc. (“Dent Tools”) merchandise online under the Ding King name and logo on the DKTI website (Note 7). Management has recognized revenue for this transaction as the Company has satisfied its conditions for recognition of revenues and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end. Through December 31, 2014, all amounts under the license agreement have been collected.

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

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months period ended December 31, 2014 and 2013, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Payroll Taxes

The Company has accrued for payroll taxes for the period ended December 31, 2014, however, these and prior amounts have not been remitted to the appropriate taxing authorities and are delinquent. The outstanding balance as of December 31, 2014 was $34,271 and $29,750 as of September 30, 2014, respectively. Management intends to pay this obligation as soon as sufficient funds become available. The Company may be liable for penalties, including interest for the delinquent taxes, therefore, the Company has recorded an additional accrual for approximately 10% of the outstanding balance.

NOTE 4  – Notes Payable

	December 31, 2014	September 30, 2014
	(Unaudited)
Notes payable consist of:
Note payable to individual, unsecured, 10% interest, due March 31, 2017	$50,000	$50,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	68,000	68,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	15,000	15,000
Total notes payable – current portion	$133,000	$133,000

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

The Company has recorded interest expense of $3,325 and $3,814 for the three months ended December 31, 2014 and 2013, respectively.

On January 9, 2015, the Company and the individual debt holder of the Company’s promissory notes totaling $133,000 that were due in March 2015, agreed mutually to extend the payment due date of the three promissory notes to March 31, 2017.

NOTE 5 – Commitments and Contingencies

Operating Lease

The Company leases real property under an operating lease which commenced on August 1, 2014 for a term of thirty-six (36) months and expires on July 31, 2017. During the lease term, the Company shall pay an initial monthly base rent of $1,843 plus its share of monthly direct expense charge of $566 for a total initial monthly rent of $2,409 for a period of twelve (12) months. The monthly base rent will increase to $1,899 commencing August 1, 2015 and continuing through July 31, 2016, and to $1,956 commencing August 1, 2016 and continuing through July 31, 2017, respectively. The monthly direct expense charge is subject to adjustment pursuant to the terms of the lease.

The total rent expense including common area maintenance charges was $7,229 and $6,479 for the three months ended December 31, 2014 and 2013, respectively. The minimum future payments for the leases are summarized below:

For the year ending September 30:	Payments
2015	$21,797
2016	29,693
2017	25,219
Total	$76,709

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 6 – Purchase Commitments

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the “Rebate Agreement(s)”). The Company initially recorded the amount of the advances as a liability on the balance sheet under “Purchase commitments”. Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $373,771 and $375,943 as of December 31, 2014 and September 30, 2014, respectively.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the distributor was $4,200,000. The Company’s original distributor ceased operations and sold its business to the Company’s current distributor, and management believes the Rebate Agreement was assigned to the current distributor. The Rebate Agreement with the distributor expired in November 2012. Management is still operating under the same contractual terms of the agreement as if it is still effective. The Company has previously made an effort to contact the current distributor regarding its purchase commitments. Management anticipates they will be able to successfully negotiate a revised agreement to fulfill the purchase commitment or obtain a concession from the distributor as the Company is currently purchasing products in the ordinary course of business. In the event the Company cannot negotiate a satisfactory agreement, other vendors exist in the market to purchase these products and management believes there would be no significant impact on the Company’s operations. If the Company is unable to negotiate an extension or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the manufacturer was $1,780,000. The contract with the manufacturer expired in November 2014. Management is still operating under the same contractual terms of the agreement as if it is still effective. The Company has previously made an effort to contact the current manufacturer regarding its purchase commitments. If the Company cannot fulfill the purchase obligation, management anticipates they will be able to negotiate a time extension to fulfill the purchase commitment. If the Company is unable to negotiate extensions or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

NOTE 7 – Related Party Transactions

Transactions with the Shareholder

The principal shareholder/officer of the Company utilizes the Company’s banking function for personal expenses. Cash advances received by the principal shareholder/officer and payment of his personal expenses by the Company have been recorded as compensation to officer. The Company has recorded $41,102 and $18,232 as compensation expense for the three months ended December 31, 2014 and 2013, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $500 as of December 31, 2014 towards the working capital requirements.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

Purchases and Advances from Affiliated Entity

The Company purchases its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the three months ended December 31, 2014 and 2013, the Company purchased $96,202 and $23,535 of tools from Dent Tools, of which no amounts were outstanding as payables at December 31, 2014 and September 30, 2014, respectively.

On January 4, 2013, DKTI entered into a licensing agreement with Dent Tools whereby, DKTI granted an exclusive license to Dent Tools to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay DKTI a royalty of $300,000 over a 24 month period. The payment terms agreed for licensing were a monthly payment of $20,000 for the calendar year 2013 for a total of $240,000, and the remaining balance of $60,000 to be paid at the monthly amount of $5,000 over the next twelve months. The Company recorded $15,000 and $60,000 in licensing revenues for the three months ended December 31, 2014 and 2013, respectively. In addition, Dent Tools agreed to settle on behalf of DKTI a note payable to an individual in the amount of $25,000 in lieu of payment towards the licensing fee during the year ended September 30, 2014. The Company recorded a receivable for licensing income of $0 and $0 at December 31, 2014 and September 30, 2014, respectively.

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash or sell product in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. The Company has recorded $95,000 as deferred revenue as of December 31, 2014, and has received the licensing fee of $95,000 as of December 31, 2014, $13,798 in cash and paid $81,202 in settlement for purchase of tools and accessories from Dent Tools.

NOTE 8 – Stockholders’ Equity

The Company’s capitalization at December 31, 2014 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

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

As a result of stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at December 31, 2014 and September 30, 2014, respectively.

NOTE 9 – Subsequent Events

Management has evaluated subsequent events through February 12, 2015, the date the financial statements were available to be issued.

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

For the three months ended December 31, 2014, DKTI graduated 37 students with completion of 51 courses, as compared to graduating 13 students with 14 courses in the same comparable period of 2013, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California; however, limited classes have been offered in Missouri and Texas. No online classes are presently offered by DKTI. DKTI currently has 4 non-employee instructors who teach the courses offered by DKTI.

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

15

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

Financial Operations Overview

Results of Operations for the three months ended December 31, 2014 and December 31, 2013

The consolidated results of operations for the three months ended December 31, 2014 included the results of operations of DKTI and mLight Tech, whereas the results of operations for the three months ended December 31, 2013 included the results of operations of DKTI for the three months ended December 31, 2013 and results of operations of mLight for the two months from November 1, 2013 to December 31, 2013 as a result of merger on October 31, 2013.

Revenues for the three months ended December 31, 2014 and 2013 were $330,522 and $220,596, respectively. Revenues increased in 2014 by $109,926 or 50% primarily due to the increase in student enrollments and training course completions during the quarter in 2014 as compared to 2013. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more customers’ add-on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. As a result, during the quarter ended December 31, 2014, 37 students graduated who were enrolled in 51 training courses as compared to 13 students graduated enrolling in 14 courses in 2013. The Company recorded $185,969 in revenues earned from training courses completed in 2014 as compared to $88,463 in revenues earned from training courses completed for the same comparable period in 2013. The Company sold tools and accessories to its students and recorded $129,553 in revenues for the quarter ended December 31, 2014 as compared to $72,133 for the same comparable period in 2013. The Company recorded $15,000 in licensing income for the quarter ended December 31, 2014 as compared to $60,000 for the same comparable period in 2013. The Company executed an exclusive license in 2013 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. The Company also offered additional training courses noted above in 2014 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Cost of sales for the three months ended December 31, 2014 and 2013 were $210,804 and $104,518, respectively. Cost of sales increased by $106,286 or 102% primarily due to the increase in revenues. Cost of sales as a percentage of revenue of tuition revenue was 67% for 2014 as compared to 65% in the comparable period in 2013. In the current period, the Company offered discounted pricing for additional courses to students and had increased student to instructor ratio which increased cost of sales. There are no direct costs associated with revenues derived from our licensing revenues.

Operating expenses for the quarter ended December 31, 2014 were $162,989 compared to $144,583 for the same comparable period in 2013. Operating expenses primarily consist of selling, general and administrative expenses and depreciation. Selling, general and administrative expenses (S,G&A) for the quarter ended December 31, 2014 and 2013 were $162,242 and $144,204, respectively. S,G&A increased by $18,038 or 13% in 2014 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees, administrative and consulting fees and costs associated of being a public company. Management expects our costs to continue to fluctuate until we begin to generate a substantial increase in revenues.

Interest expense for the three months ended December 31, 2014 was $3,325 compared to $3,814 for the same comparable period in 2013. Interest expense decreased by $489 or 13% in 2014 due to the settlement of debt payments in 2014 as compared to the same comparable period in 2013.

As a result of the above explanations, the net loss for the three months ended December 31, 2014 was $46,846 as compared to the net loss of $32,321 for the same comparable period in 2013.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the three months ended December 31, 2014 and 2013 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net loss of $46,846 for the three months ended December 31, 2014 and net cash flows provided by operating activities were $8,560. In addition, we have an accumulated deficit of $633,211 and working capital deficiency of $612,561 as of December 31, 2014. Management’s plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by sale of common shares to continue as a going concern. Management has negotiated an agreement with the debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. There is no assurance these plans will be realized.

Operating Activities

Net cash flows provided by operating activities for the three months ended December 31, 2014 was $8,560, primarily due to the net loss of $46,846, depreciation and amortization expense of $747, bad debt expense of $4,450, increase in accounts receivable of $33,150, increase in prepaid expense of $1,749, decrease in accounts payable of $5,817, increase in accrued expenses of $4,072, increase in accrued interest of $3,325, increase in deferred revenues of $95,000, decrease in refundable deposits of $9,300 and decrease in purchase commitments of $2,172.

Financing Activities

Net cash flows used in financing activities for the three months ended December 31, 2014 was $0.

Investing Activities

Net cash flows used in investing activities for the three months ended December 31, 2014 was $0.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $8,560 and $9,932 for the three months ended December 31, 2014 and 2013. Cash and cash equivalents at December 31, 2014 amounted to $30,748.

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

Revenue Recognition

The Company’s tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student’s employer, which is received upon the commencement of the course or extended credit over a period of one to three months, is recognized as revenue upon the completion of the training courses, the duration of which is one to two weeks.

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

The Company also receives licensing revenue by granting an exclusive license to sell Dent Tools Direct, USA Inc. (“Dent Tools”) merchandise online under the Ding King name and logo on the DKTI website (Note 7). Management has recognized revenue for this transaction as the Company has satisfied its conditions for recognition of revenues and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end. Through December 31, 2014, all amounts under the license agreement have been collected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our President concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; inadequate financial close process to capture expenses in the proper period and other cut-off errors; and, management dominated by a single individual/small group without adequate compensating controls. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2014.

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

We anticipate that these initiatives will be at least partially be implemented as financial resources become available to us to fund these remediation efforts. Since our last periodic filing, we have not been able to proceed with these initiatives.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

___________________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

Date: February 9, 2015	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

