Form 10-Q
period 2015-03-31
mLight Tech, Inc.
filed 2015-05-12
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of May 12, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$-	$22,188
Accounts receivable	86,104	70,277
Prepaid expense	2,000	-
Total current assets	88,104	92,465

Property and equipment, net	5,019	6,513
Security deposit	6,270	6,270
Total Assets	$99,393	$105,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$13,942	$-
Accounts payable	31,560	49,705
Accrued expenses	41,790	35,930
Accrued interest	73,235	66,585
Refundable deposits	-	9,300
Deferred revenue	71,250	-
Payable to officer	500	500
Purchase commitments	369,948	375,943
Notes payable	133,000	133,000
Total current liabilities	735,225	670,963

Total Liabilities	735,225	670,963

Commitments and contingencies (Notes 3 through 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	20,650	20,650
Accumulated deficit	(656,482)	(586,365)
Total stockholders' equity (deficit)	(635,832)	(565,715)

Total Liabilities and Stockholders' Equity (Deficit)	$99,393	$105,248

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

Revenues
Tuition	$302,261	$242,846	$617,783	$403,442
Licensing fees	23,750	15,000	38,750	75,000
Total revenues	326,011	257,846	656,533	478,442

Cost of sales	179,464	141,066	390,268	245,584

Gross profit	146,547	116,780	266,265	232,858

Operating expenses
Selling, general and administrative	165,586	149,647	327,828	293,852
Depreciation and amortization	747	568	1,494	947
Total operating expenses	166,333	150,215	329,322	294,799

Loss from operations	(19,786)	(33,435)	(63,057)	(61,941)

Other income (expenses)
Interest expense	(3,325)	(3,110)	(6,650)	(6,925)
Total other income (expenses)	(3,325)	(3,110)	(6,650)	(6,925)

Loss from operations before income tax	(23,111)	(36,545)	(69,707)	(68,866)

Provision for income tax	160	-	410	-

Net loss	$(23,271)	$(36,545)	$(70,117)	$(68,866)

Basis and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	206,500,000	206,500,000	206,500,000	206,074,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(70,117)	$(68,866)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,494	947
Bad debts	13,850	-
Changes in operating assets and liabilities
Accounts receivable	(29,677)	53,784
Prepaid expense	(2,000)	(2,077)
Bank overdraft	13,942	(3,499)
Accounts payable	(18,145)	37,560
Accrued expenses	5,860	(21,738)
Accrued interest	6,650	2,825
Deferred revenue	71,250	-
Refundable deposits	(9,300)	9,600
Purchase commitments	(5,995)	-
Net cash (used in) provided by operating activities	(22,188)	8,536

Cash flows from investing activities
Acquisition of property and equipment	-	(955)
Net cash used in investing activities	-	(955)

Cash flows from financing activities
Cash proceeds from notes payable	-	15,000
Repayment of note payable	-	(16,490)
Cash received from officer	-	500
Net cash used in financing activities	-	(990)

Net (decrease) increase in cash and cash equivalents	(22,188)	6,591

Cash and cash equivalents at the beginning of period	22,188	-

Cash and cash equivalents at the end of period	$-	$6,591

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,100

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$-	$25,000
Recapitalization from acquisition	$-	$15,650
Settlemnt of note payable against purchases	$-	$5,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “mLight” shall mean mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of the issued and outstanding capital stock of the Ding King Training Institute, Inc. (“DKTI”), a California corporation, in exchange for 2,500,000 shares of its common stock. As a result of DKTI’s acquisition, DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. The merger was accounted for as a recapitalization. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI, and are recorded at the historical cost basis of DKTI. Subsequent to the merger, the operations of mLight are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end. The share amounts for mLight Tech, Inc. have been presented to reflect equity as if the merger had occurred as of the first period presented.

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

The financial information presented in these notes to the Company’s consolidated financial statements is for the three months and six months periods ended March 31, 2015 and 2014, respectively, and are unaudited.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of March 31, 2015, the Company’s total liabilities exceeded its total assets by $635,832. The Company has incurred a net loss of $70,117 for the six months ended March 31, 2015 and has an accumulated deficit of $656,482 as of March 31, 2015. The Company has had difficulty in raising capital or obtaining trade credit from vendors. Additionally, the Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. On October 31, 2013, the Company acquired mLight and believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management has further expanded its operations geographically to continue its revenue and profit growth. Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company recorded bad debt expense of $9,400 and $0 for the three months ended March 31, 2015 and 2014, and $13,850 and $0 for the six months ended March 31, 2015 and 2014, respectively. Management believes that all current receivables at March 31, 2015 are collectible.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $747 and $568, and for the six months ended March 31, 2015 and 2014 was $1,494 and $947, respectively.

Machinery and equipment	3 - 5 years
Office equipment and equipment	5 years

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

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

The Company also receives licensing revenue by granting an exclusive license to sell Dent Tools Direct, USA Inc. (“Dent Tools”) merchandise online under the Ding King name and logo on the DKTI website (Note 7). Management has recognized revenue for this transaction as the Company has satisfied its conditions for recognition of revenues and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end. Through March 31, 2015, all amounts under the license agreement have been collected.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and six months periods ended March 31, 2015 and 2014, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Payroll Taxes

The Company has accrued for payroll taxes for the period ended March 31, 2015, however, these and prior amounts have not been remitted to the appropriate taxing authorities and are delinquent. The outstanding balance as of March 31, 2015 was $36,060 and at September 30, 2014 was $29,750, respectively, and is included in Accrued Expenses on the balance sheets. Management intends to pay this obligation as soon as sufficient funds become available. The Company may be liable for penalties, including interest for the delinquent taxes, therefore, the Company has recorded an additional accrual for approximately 11% of the outstanding balance.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 4 – Notes Payable

	March 31, 2015	September 30, 2014
	(Unaudited)
Notes payable consist of:
Note payable to individual, unsecured, 10% interest, due March 31, 2017	$50,000	$50,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	68,000	68,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	15,000	15,000
Total notes payable – current portion	$133,000	$133,000

The Company has recorded interest expense of $3,325 and $3,110 for the three months ended March 31, 2015 and 2014, and $6,650 and $6,925 for the six months ended March 31, 2015 and 2014, respectively.

On January 9, 2015, the Company and the individual debt holder of the three promissory notes totaling $133,000 that were due in March 2015, mutually agreed to extend the payment due date of these promissory notes to March 31, 2017.

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

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

The total rent expense including common area maintenance charges was $7,229 and $6,270 for the three months ended March 31, 2015 and 2014, and $14,458 and $10,659 for the six months ended March 31, 2015 and 2014, respectively. The minimum future payment commitment for the lease property is summarized below:

For the year ending September 30:	Payments
2015 (Balance of year)	$14,568
2016	29,693
2017	25,219
Total	$69,480

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6 – Purchase Commitments

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the “Rebate Agreement(s)”). The Company initially recorded the amount of the advances as a liability on the balance sheet under “Purchase commitments”. Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $369,948 and $375,943 as of March 31, 2015 and September 30, 2014, respectively.

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

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 7 – Related Party Transactions

Transactions with the Shareholder

The principal shareholder/officer of the Company utilizes the Company’s banking function for personal expenses. Cash advances received by the principal shareholder/officer and payment of his personal expenses by the Company have been recorded as compensation to officer. The Company has recorded $16,260 and $0 as compensation expense for the three months ended March 31, 2015 and 2014, respectively, and $57,362 and $4,411 for the six months ended March 31, 2015 and 2014, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $500 as of March 31, 2015 towards the working capital requirements.

Purchases and Advances from Affiliated Entity

The Company purchased its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the three months ended March 31, 2015 and 2014, the Company purchased $6,377 and $27,689 of tools from Dent Tools, and for the six months ended March 31, 2015 and 2014, the Company purchased $102,579 and $51,615 of tools from Dent Tools, of which no amounts were outstanding as payables at March 31, 2015 and September 30, 2014, respectively

On January 4, 2013, DKTI entered into a licensing agreement with Dent Tools whereby, DKTI granted an exclusive license to Dent Tools to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay DKTI a royalty of $300,000 over a 24 month period. The payment terms agreed for licensing were a monthly payment of $20,000 for the calendar year 2013 for a total of $240,000, and the remaining balance of $60,000 to be paid at the monthly amount of $5,000 over the next twelve months. In addition, Dent Tools agreed to settle on behalf of DKTI a note payable to an individual in the amount of $25,000 in lieu of payment towards the licensing fee during the year ended September 30, 2014. The Company recorded a receivable for licensing income of $0 and $0 at December 31, 2014 and September 30, 2014, respectively.

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash or sell product in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015.

The Company has recorded $23,750 and $15,000 in licensing revenues for the three months ended March 31, 2015 and 2014, and $38,750 and $75,000 for the six months ended March 31, 2015 and 2014, respectively. The Company has recorded $71,250 and $0 as deferred revenue as of March 31, 2015 and September 30, 2014, and has received the licensing fee of $95,000 as of March 31, 2015, with $13,798 in cash and $81,202 in settlement for purchase of tools and accessories from Dent Tools.

mLight Tech, Inc.

Notes to the Consolidated Financial Statements

March 31, 2015 and 2014

(Unaudited)

NOTE 8 – Stockholders’ Equity

The Company’s capitalization at March 31, 2015 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

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

As a result of stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at March 31, 2015 and September 30, 2014, respectively.

NOTE 9 – Subsequent Events

Management has evaluated subsequent events through the date of this filing.

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

For the six months ended March 31, 2015, DKTI graduated 73 students with completion of 90 courses, as compared to graduating 49 students with 71 completed courses in the same comparable period of 2014, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California; however, limited classes have been offered in Missouri, South Carolina, New Jersey, Colorado and Texas. No online classes are presently offered by DKTI. DKTI currently has 4 non-employee instructors who teach the courses offered by DKTI.

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

Financial Operations Overview

Results of Operations for the three months and six months ended March 31, 2015 and March 31, 2014.

The consolidated results of operations for the three months and six months ended March 31, 2015 included the results of operations of DKTI and mLight Tech. The consolidated results of operations for the six months ended March 31, 2014 included (a) the results of operations of mLight for the five months from November 1, 2013 to March 31, 2014 as a result of merger on October 31, 2013, and (b) the results of operations of DKTI for the six months ended March 31, 2014. The consolidated results of operations for the three months ended March 31, 2014 included both DKTI and mLight Tech.

Revenues for the three months ended March 31, 2015 and 2014 were $326,011 and $257,846, respectively. Revenues primarily comprise of training courses offered and licensing income earned by marketing online trade name and shopping cart. Revenues for the three months increased in 2015 by $68,165 or 26% primarily due to the increase in student enrollments and training course completions during the three months ended March 31, 2015 as compared to 2014. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more customers’ add-on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. During the three months ended March 31, 2015, 36 students graduated who were enrolled in 39 training courses as compared to 36 students graduated enrolling in 57 courses in 2014. As a result, the Company recorded $194,149 in revenues earned from training courses completed in 2015 and $108,112 from the sale of tools and accessories as compared to $147,576 in revenues earned from training courses completed and $95,270 from sale of tools and accessories for the same comparable period in 2014. The Company recorded $23,750 in licensing income in 2015 compared to $15,000 in licensing income for the same comparable period in 2014. The Company executed an exclusive license in 2013 to a previously affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart.

Revenues for the six months ended March 31, 2015 and 2014 were $656,533 and $478,442, respectively. Revenues increased for the six months ended March 31, 2015 by $178,091 or 37% primarily due to the increase in students’ enrollment (24 students) and training course completions (19 courses) in 2015 as compared to 2014. The Company recorded $380,118 in revenues earned from training courses completed and $237,665 from sale of tools and accessories in six months ended March 31, 2015 as compared to $235,889 in revenues earned from training courses completed and $167,553 from sale of tools and accessories for the same comparable period in 2014. The Company recorded $38,750 in licensing income for the six months ended March 31, 2015 as compared to $75,000 in licensing income for the same comparable period in 2014. The Company also offered additional training courses noted above in 2014 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Cost of sales for the three months ended March 31, 2015 and 2014 were $179,464 and $141,066, respectively. Cost of sales as a percentage of tuition revenue remained at 55% for 2015 and 2014 because the Company offered discounted pricing for additional courses to students both in 2015 and 2014, and had decreased student to instructor ratio which further increased the cost of sales ratio. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the six months ended March 31, 2015 and 2014 were $390,268 and $245,584, respectively. Cost of sales as a percentage of tuition revenue increased to 63% for 2015 as compared to 61% for the comparable period in 2014 primarily because the Company offered discounted pricing for additional courses to students both in 2015 and 2014, and had increased student to instructor ratio which increased cost of sales ratio. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the three months ended March 31, 2015 were $166,333 compared to $150,215 for the same comparable period in 2014. Operating expenses primarily consist of selling, general and administrative expenses and depreciation. Selling, general and administrative expenses (S,G&A) for the three months ended March 31, 2015 and 2014 were $165,586 and $149,647, respectively. S,G&A increased by $15,939 or 11% in 2015 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees as a result of being a public company, and administrative and consulting fees related to the merger of DKTI with mLight.

Operating expenses for the six months ended March 31, 2015 were $329,322 compared to $294,799 for the same comparable period in 2014. S,G&A for the six months ended March 31, 2014 and 2013 were $327,828 and $293,852, respectively. S,G&A increased by $33,976 or 12% in 2015 as compared to 2014 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees as a result of being a public company, and administrative and consulting fees related to the merger of DKTI with mLight. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Interest expense for the three months ended March 31, 2015 and 2014 was $3,325 and $3,110, respectively. Interest expense increased by $215 for the three months ended March 31, 2015 due to the timing of the settlement of debt payments as compared to the same comparable period in 2014.

Interest expense for the six months ended March 31, 2015 and 2014 was $6,650 and $6,925, respectively. Interest expense decreased by $275 for the six months ended March 31, 2015 due to the timing of the settlement of debt payments as compared to the same comparable period in 2014.

As a result of the above explanations, the net loss for the three months and six months ended March 31, 2015 was $23,271 and $70,117 as compared to the net loss of $36,545 and $68,866 for the same comparable periods in 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the six months ended March 31, 2015 and 2014 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net loss of $70,117 for the six months ended March 31, 2015 and net cash flows used in operating activities were $22,188. In addition, we have an accumulated deficit of $656,482 and working capital deficiency of $635,832 as of March 31, 2015. Management’s plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by sale of common shares to continue as a going concern. Management has negotiated an agreement with the debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. There is no assurance these plans will be realized.

Operating Activities

Net cash flows used in operating activities for the six months ended March 31, 2015 was $22,188, primarily due to the net loss of $70,117, depreciation and amortization expense of $1,494, bad debt expense of $13,850, increase in accounts receivable of $29,677, increase in prepaid expense of $2,000, increase in bank overdraft of $13,942, decrease in accounts payable of $18,145, increase in accrued expenses of $5,860, increase in accrued interest of $6,650, increase in deferred revenues of $71,250, decrease in refundable deposits of $9,300 and decrease in purchase commitments of $5,995.

Financing Activities

Net cash flows used in financing activities for the six months ended March 31, 2015 was $0.

Investing Activities

Net cash flows used in investing activities for the six months ended March 31, 2015 was $0.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $22,188 for the six months ended March 31, 2015. Cash and cash equivalents at March 31, 2015 were $0 as compared to $6,591 at March 31, 2014 as we were overdrawn in our bank account.

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

The Company has also received $95,000 in licensing revenue by granting an exclusive license to sell Dent Tools Direct, USA Inc. (“Dent Tools”) merchandise online under the Ding King name and logo on the DKTI website (Note 7) for the calendar year 2015. Management has recognized revenue for this transaction as the Company has satisfied its conditions for recognition of revenues and believes collectability is reasonably assured given the current rate of collections and additional collections subsequent to the period end. Through March 31, 2015, all amounts under the license agreement have been collected.

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our President concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to no independent board members; lack of any outside directors on our board of directors, which results in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; inadequate financial close process to capture expenses in the proper period and other cut-off errors; and, management dominated by a single individual/small group without adequate compensating controls. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of any outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101 *	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

________________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

Date: May 12, 2015	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

