Form 10-Q
period 2015-06-30
mLight Tech, Inc.
filed 2015-08-10
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-169805

mLight Tech, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-3436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Todd Sudeck

3100 Airway Avenue, Suite 141

Costa Mesa, CA 92626

 949-981-3464

(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of August 10, 2015.

2

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$22,188
Accounts receivable	164,600	70,277
Total current assets	164,600	92,465

Property and equipment, net	4,479	6,513
Security deposit	6,270	6,270
Total Assets	$175,349	$105,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$10,739	$-
Accounts payable	37,469	49,705
Accrued expenses	52,740	35,930
Accrued interest	76,560	66,585
Refundable deposits	-	9,300
Deferred revenue	47,500	-
Payable to officer	500	500
Purchase commitments	368,532	375,943
Notes payable - current portion	-	133,000
Total current liabilities	594,040	670,963

Notes payable	133,000	-

Total Liabilities	727,040	670,963

Commitments and contingencies (Notes 3 through 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	20,650	20,650
Accumulated deficit	(572,341)	(586,365)
Total stockholders' equity (deficit)	(551,691)	(565,715)

Total Liabilities and Stockholders' Equity (Deficit)	$175,349	$105,248

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014

Revenues
Tuition	$481,600	$328,479	$1,099,383	$731,920
Licensing fees	23,750	15,000	62,500	90,000
Total revenues	505,350	343,479	1,161,883	821,920

Cost of sales	195,384	154,177	585,652	399,760

Gross profit	309,966	189,302	576,231	422,160

Operating expenses
Selling, general and administrative	221,159	182,855	548,987	476,707
Depreciation and amortization	540	628	2,034	1,575
Total operating expenses	221,699	183,483	551,021	478,282

Income (Loss) from operations	88,267	5,819	25,210	(56,122)

Other income (expenses)
Interest expense	(3,325)	(3,325)	(9,975)	(10,250)
Total other income (expenses)	(3,325)	(3,325)	(9,975)	(10,250)

Income (Loss) from operations before income tax	84,942	2,494	15,235	(66,372)

Provision for income tax	800	-	1,210	-

Net Income (Loss)	$84,142	$2,494	$14,025	$(66,372)

Basis and diluted net income (loss) per share	$-	$-	$-	$-

Weighted average number of common shares outstanding	206,500,000	206,500,000	206,500,000	206,216,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net Income (Loss)	$14,025	$(66,372)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,034	1,575
Bad debts	39,071	2,077
Changes in operating assets and liabilities
Accounts receivable	(133,394)	56,607
Bank overdraft	10,739	(3,499)
Accounts payable	(12,236)	28,028
Accrued expenses	16,809	(15,724)
Accrued interest	9,975	6,150
Deferred revenue	47,500	-
Refundable deposits	(9,300)	8,500
Purchase commitments	(7,411)	-
Net cash (used in) provided by operating activities	(22,188)	17,342

Cash flows from investing activities
Acquisition of property and equipment	-	(3,099)
Net cash used in investing activities	-	(3,099)

Cash flows from financing activities
Cash proceeds from notes payable	-	15,000
Repayment of note payable	-	(16,490)
Cash received from officer	-	500
Net cash used in financing activities	-	(990)

Net (decrease) increase in cash and cash equivalents	(22,188)	13,253

Cash and cash equivalents at the beginning of period	22,188	-

Cash and cash equivalents at the end of period	$-	$13,253

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,050	$-
Cash paid for interest	$-	$4,100

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$-	$25,000
Recapitalization from acquisition	$-	$15,650
Settlement of note payable against purchases	$-	$5,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 1 - Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean mLight Tech, Inc., a Florida corporation, and Ding King Training Institute, Inc., a California corporation, its wholly-owned subsidiary.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of the issued and outstanding capital stock of the Ding King Training Institute, Inc. ("DKTI"), a California corporation, in exchange for 2,500,000 shares of its common stock. As a result of DKTI's acquisition, DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. The merger was accounted for as a recapitalization. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI, and are recorded at the historical cost basis of DKTI. Subsequent to the merger, the operations of mLight are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end. The share amounts for mLight Tech, Inc. have been presented to reflect equity as if the merger had occurred as of the first period presented.

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

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months and nine months periods ended June 30, 2015 and 2014, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of June 30, 2015, the Company's total liabilities exceeded its total assets by $551,691. The Company has recorded a net profit of $14,025 for the nine months ended June 30, 2015 and has recorded an accumulated deficit of $572,341 as of June 30, 2015. The Company has had difficulty in raising capital or obtaining trade credit from vendors. Additionally, the Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. On October 31, 2013, the Company acquired mLight and still believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management has further expanded its operations geographically to continue its revenue and profit growth. Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies

The following summary of significant accounting policies is presented to assist in the understanding of the Company's consolidated financial statements. The consolidated financial statements and notes are the representation of the Company's management who is responsible for their fair presentation. The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the mLight and its wholly-owned subsidiary Ding King Training Institute, Inc. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $25,221 and $2,077 for the three months ended June 30, 2015 and 2014, and $39,071 and $2,077 for the nine months ended June 30, 2015 and 2014, respectively. Management believes that all receivables at June 30, 2015 are collectible.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $540 and $628, and for the nine months ended June 30, 2015 and 2014 was $2,034 and $1,575, respectively.

Machinery and equipment	3 - 5 years
Office equipment and equipment	5 years

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, "Fair Value Measurements and Disclosures", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and short term loans. Pursuant to ASC 820 and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Revenue Recognition

The Company's tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student's employer, which is received upon the commencement of the course or extended credit over a period of one to three months or as agreed upon, is recognized as revenue upon the completion of the training courses. The training course duration is from one to two weeks.

The Company's revenue recognition policy is based on the revenue recognition criteria established under the SEC's Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the student or the student's employer (the customer) enters into a signed contract with the Company; (2) delivery has occurred - as noted above, upon the commencement of the course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the student under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the tuition for the courses enrolled by the student; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the tuition before the course is completed, or credit is extended for installment payments, as evidenced by promissory note not to exceed one year.

The Company records licensing revenue by granting an annual exclusive license to sell Dent Tools Direct, USA Inc. ("Dent Tools") merchandise online under the Ding King name and logo on the DKTI website. The Company recognizes licensing revenue ratably monthly as the Company earns revenue and satisfies conditions for recognition of revenues.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company follows the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are  measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and nine months periods ended June 30, 2015 and 2014, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - Payroll Taxes

The Company has accrued for payroll taxes for the period ended June 30, 2015, however, these and prior amounts have not been remitted to the appropriate taxing authorities and are delinquent. The outstanding balance as of June 30, 2015 was $39,359 and at September 30, 2014 was $29,750, and is included in Accrued Expenses on the balance sheets. Management intends to pay this obligation as soon as sufficient funds become available. The Company may be liable for penalties, including interest on the delinquent taxes, therefore, the Company has recorded an additional accrual of approximately 11% of the outstanding balance.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 4 - Notes Payable

Notes payable consists of:

	June 30, 2015	September 30, 2014
	(Unaudited)
Note payable to individual, unsecured, 10% interest, due March 31, 2017	$50,000	$50,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	68,000	68,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	15,000	15,000
Total notes payable	$133,000	$133,000

The Company has recorded interest expense of $3,325 and $3,325 for the three months ended June 30, 2015 and 2014, and $9,975 and $10,250 for the nine months ended June 30, 2015 and 2014, respectively.

On January 9, 2015, the Company and the individual debt holder of the three promissory notes totaling $133,000 mutually agreed to extend the payment due date of these promissory notes due on March 31, 2015 to March 31, 2017.

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

The total rent expense including common area maintenance charges was $7,229 and $6,270 for the three months ended June 30, 2015 and 2014, and $21,687 and $16,930 for the nine months ended June 30, 2015 and 2014, respectively. The minimum future payment commitment for the lease property is summarized below:

For the year ending September 30:	Payments
2015 (balance of the year)	$7,340
2016	29,693
2017	25,219
Total	$62,252

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 5 - Purchase Commitments

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). The Company initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $368,532 and $375,943 as of June 30, 2015 and September 30, 2014, respectively.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the distributor was $4,200,000. The Company's original distributor ceased operations and sold its business to the Company's current distributor, and management believes the Rebate Agreement was assigned to the current distributor. The Rebate Agreement with the distributor expired in November 2012. Management is still operating under the same contractual terms of the agreement as if it is still effective. The Company has previously made an effort to contact the current distributor regarding its purchase commitments. Management anticipates they will be able to successfully negotiate a revised agreement to fulfill the purchase commitment or obtain a concession from the distributor as the Company is currently purchasing products in the ordinary course of business. In the event the Company cannot negotiate a satisfactory agreement, other vendors exist in the market to purchase these products and management believes there would be no significant impact on the Company's operations. If the Company is unable to negotiate an extension or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

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

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 6 - Related Party Transactions

Transactions with the Shareholder

The principal shareholder/officer of the Company ("Officer") utilizes the Company's banking function for personal expenses. Cash advances received by the Officer and payment of his personal expenses by the Company have been recorded as compensation to Officer. The Company has recorded $29,995 and $32,398 as compensation expense for the three months ended June 30, 2015 and 2014, and $87,357 and $36,809 for the nine months ended June 30, 2015 and 2014, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $500 as of June 30, 2015 towards its working capital requirements, which remains outstanding as of June 30, 2015.

Purchases and Advances from Affiliated Entity

The Company had purchased its paintless repair tools in the past from Dent Tools Direct ("Dent Tools"), a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the three months ended June 30, 2015 and 2014, the Company purchased $0 and $36,312 of tools from Dent Tools, and for the nine months ended June 30, 2015 and 2014, the Company purchased $102,579 and $87,536 of tools from Dent Tools, of which no amounts were outstanding as payables at June 30, 2015 and September 30, 2014, respectively.

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

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash or sell product in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. The Company received the licensing fee of $95,000 as of December 31, 2014 with $13,798 in cash and $81,202 in settlement for purchase of tools and accessories from Dent Tools.

The Company has recorded $23,750 and $15,000 in licensing revenues for the three months ended June 30, 2015 and 2014, and $62,500 and $90,000 for the nine months ended June 30, 2015 and 2014, respectively. The Company has recorded $47,500 and $0 as deferred revenue as of June 30, 2015 and September 30, 2014.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015 and 2014

(Unaudited)

NOTE 7 - Stockholders' Equity

The Company's capitalization at June 30, 2015 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

On February 8, 2013, mLight's board of directors authorized a 20 for 1 forward split. The record date of the split was February 26, 2013 and the effective date was February 27, 2013. After the split, the total issued and outstanding shares were 204,000,000. All prior period shares and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this stock split.

On August 1, 2013, in a private transaction, Todd Sudeck, the sole director and officer of the Company, acquired a total of 180,000,000 shares of the Company's common stock from Edward Sanders, the Company's former director and officer and principal shareholder. Mr. Sudeck's 180,000,000 shares amount to approximately 88.24% of the Company's currently issued and outstanding common stock.

On October 31, 2013, the Company acquired all 100% of the issued and outstanding capital stock of the Ding King Training Institute, Inc. by issuing 2,500,000 shares of its common stock valued at $250. The acquisition is being accounted as recapitalization. At the closing of the acquisition, the Company recorded an increase in common stock of $15,400 as a result of recapitalization.

As a result of stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at June 30, 2015 and September 30, 2014, respectively.

NOTE 8 - Subsequent Events

Management has evaluated subsequent events through the date of this filing, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

The merger between mLight Tech, Inc. and Ding King Training Institute, Inc. is being accounted for as a recapitalization. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI. The assets and liabilities of mLight are recorded at their historical cost, and the consolidated financial statements after completion of the merger include the assets and liabilities of DKTI and mLight, and the historical operations of DKTI and operations of the combined company from the closing date of the merger.

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

Overview of the Business

As a result of our merger with Ding King Training Institute, Inc. ("DKTI") on October 31, 2013, our business became the business of DKTI. DKTI is in the business of training individuals for a career as a technician in the Automotive Appearance Industry, which includes paintless dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The potential students are employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own businesses. DKTI is a California State Licensed Vocational School with the Bureau for Private Post-Secondary Education (BPPE #301591) and also authorized to sell business opportunities in the Automotive Appearance Training industry.

For the nine months ended June 30, 2015, DKTI graduated 106 students with completion of 170 courses, as compared to graduating 71 students with 115 completed courses in the same comparable periods of 2014, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California; however, limited classes have been offered in Missouri, South Carolina, New Jersey, Colorado and Texas. No online classes are presently offered by DKTI. DKTI currently has 4 non-employee instructors who teach the courses offered by DKTI on an as needed basis depending upon the demand for the courses.

DKTI offers the following courses. The tuition rates include a $75 registration fee and all tools and equipment necessary, where applicable:

•

Paintless Dent Repair ("PDR") - The objective of the PDR course is to provide intensive training to an individual who has the goal to continue his hands-on training at home or on-the-job upon graduation. Graduates will have the knowledge to properly access and remove door dings and minor dents from a vehicle without sanding, filling, or painting.

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

4

•

Windshield Repair - The objective of the Windshield Repair course is to teach each student the correct skills and principles in repairing various types of windshield damage. Graduates will be skilled in repairing various types of windshield damage. They will learn to repair Star Breaks, small cracks and Bulls Eyes.

•

Window Tinting - The objective of the Window Tinting course is to teach students to properly apply and remove film on all types of glass and windows. This program is designed to provide extensive "hands-on" training in all aspects of the window tinting trade.

•

Detailing - The objective of theDetailing course is to provide extensive intensive training to an individual who has the goal to properly estimate and detail a vehicle from start to finish. The student will also receive on-going technical support by phone. This program is designed to provide hands-on training in all aspects of the Auto Detailing system. The Auto Detailing system is a complete and comprehensive package designed to make any vehicle look like is just came off the showroom floor by removing scratches, acid rain, oxidation, over-spray, and other minor blemishes without burning the paint or leaving swirl marks.

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

Financial Operations Overview

Results of Operations for the three months and nine months periods ended June 30, 2015 and June 30, 2014.

The consolidated results of operations for the three months and nine months ended June 30, 2015 included the results of operations of DKTI and mLight Tech. The consolidated results of operations for the nine months ended June 30, 2014 included (a) the results of operations of mLight for the eight months from November 1, 2013 to June 30, 2014 as a result of merger on October 31, 2013, and (b) the results of operations of DKTI for the nine months ended June 30, 2014. The consolidated results of operations for the three months ended June 30, 2014 included both DKTI and mLight Tech.

Revenues for the three months ended June 30, 2015 and 2014 were $505,350 and $343,479, respectively. Revenues primarily comprise of training courses offered and licensing income earned by marketing online trade name and shopping cart. Revenues for the three months increased in 2015 by $161,871 or 47% primarily due to the increase in student enrollments and training course completions during the three months ended June 30, 2015 as compared to 2014. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more customers add-on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. During the three months ended June 30, 2015, 33 students graduated who were enrolled in 80 training courses as compared to 22 students graduated enrolling in 44 courses in the same comparable period in 2014. As a result, the Company recorded $323,699 in revenues earned from training courses completed in 2015 and $157,901 from the sale of tools and accessories as compared to $206,621 in revenues earned from training courses completed and $121,858 from sale of tools and accessories for the same comparable period in 2014. The Company recorded $23,750 in licensing income in 2015 compared to $15,000 in licensing income for the same comparable three month period ended June 30, 2014. The Company executed an exclusive license in 2013 and 2014 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart.

Revenues for the nine months ended June 30, 2015 and 2014 were $1,161,883 and $821,920, respectively. Revenues increased for the nine months ended June 30, 2015 by $339,963 or 41% primarily due to the increase in students' enrollment (35 students) and training course completions (56 courses) in 2015 as compared to 2014. The Company recorded $703,817 in revenues earned from training courses completed and $395,567 from the sale of tools and accessories in nine months ended June 30, 2015 as compared to $442,660 in revenues earned from training courses completed and $289,260 from the sale of tools and accessories for the same comparable period in 2014. The Company recorded $62,500 in licensing income for the nine months ended June 30, 2015 as compared to $90,000 in licensing income for the same comparable period in 2014. The Company also offered additional training courses noted above in 2014 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Cost of sales for the three months ended June 30, 2015 and 2014 were $195,384 and $154,177, respectively. Cost of sales as a percentage of tuition revenue was 41% for 2015 and 47% for 2014 because the Company offered discounted pricing for additional courses to students both in 2015 and 2014 and had kept the same number of instructors while the student enrollment increased. As a result, students to instructor ratio increased, which reduced the cost of sales as a percentage of tuition revenues. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the nine months ended June 30, 2015 and 2014 were $585,652 and $399,760, respectively. Cost of sales as a percentage of tuition revenue was 53% for 2015 as compared to 55% for the same comparable period in 2014 primarily because the Company offered discounted pricing for additional courses to students both in 2015 and 2014, and had kept the same number of instructors with the increase in number of students. This resulted in an increase in students to instructor ratio which reduced the cost of sales as a percentage of training revenue. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the three months ended June 30, 2015 were $221,699 compared to $183,483 for the same comparable period in 2014. Operating expenses primarily consist of selling, general and administrative expense and depreciation expense. Selling, general and administrative expenses (S,G&A) for the three months ended June 30, 2015 and 2014 were $221,159 and $182,855, respectively. S,G&A increased by $38,304 or 21% in 2015 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in consulting, increase in provision for bad debts, and increase in legal and professional fees as a result of being a public company. Depreciation and amortization expense for the three months ended June 30, 2015 was $540 compared to $628 for the same comparable period in 2014.

Operating expenses for the nine months ended June 30, 2015 were $551,021 compared to $478,282 for the same comparable period in 2014. S,G&A for the nine months ended June 30, 2015 and 2014 were $548,987 and $476,707, respectively. S,G&A increased by $72,280 or 15% in 2015 as compared to 2014 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in provision for bad debts, increase in legal and professional fees as a result of being a public company, and administrative and consulting fees related to the merger of DKTI with mLight. Depreciation and amortization expense for the nine months ended June 30, 2015 was $2,034 compared to $1,575 for the same comparable period in 2014. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Interest expense for the three months ended June 30, 2015 and 2014 was $3,325 and $3,325, respectively, since the Company's outstanding debt remained the same during the respective comparable time periods.

Interest expense for the nine months ended June 30, 2015 and 2014 was $9,975 and $10,250, respectively. Interest expense decreased by $275 for the nine months ended June 30, 2015 due to the timing of the settlement of debt payments as compared to the same comparable period in 2014.

As a result of the above explanations, the net income for the three months and nine months ended June 30, 2015 was $84,142 and $14,025 as compared to the net income of $2,494 for the three months ended June 30, 2014 and net loss of $66,372 for the nine months ended June 30, 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the nine months ended June 30, 2015 and 2014 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $14,025 for the nine months ended June 30, 2015 and net cash flows used in operating activities were $22,188. In addition, we have an accumulated deficit of $551,691 and working capital deficiency of $429,440 as of June 30, 2015. Management's plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by borrowing and/or sale of common shares to continue as a going concern. Management has negotiated an agreement with a debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. There is no assurance these plans will be realized.

Operating Activities

Net cash flows used in operating activities for the nine months ended June 30, 2015 was $22,188, primarily due to the net income of $14,025, depreciation and amortization expense of $2,034, bad debt expense of $39,071, increase in accounts receivable of $133,394, increase in bank overdraft of $10,739, decrease in accounts payable of $12,236, increase in accrued expenses of $16,809, increase in accrued interest of $9,975, increase in deferred revenues of $47,500, decrease in refundable deposits of $9,300 and decrease in purchase commitments of $7,411.

Financing Activities

Net cash flows used in financing activities for the nine months ended June 30, 2015 was $0.

Investing Activities

Net cash flows used in investing activities for the nine months ended June 30, 2015 was $0.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $22,188 for the nine months ended June 30, 2015. Cash and cash equivalents at June 30, 2015 were $0 as compared to $13,253 at June 30, 2014 as we were overdrawn in our bank account.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and judgments related to the application of certain accounting policies.

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

Revenue Recognition

The Company's tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student's employer, which is received upon the commencement of the course or extended credit over a period of one to three months, is recognized as revenue upon the completion of the training courses, the duration of which is one to two weeks.

The Company's revenue recognition policy is based on the revenue recognition criteria established under the SEC's Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the student or the student's employer (the customer) enters into a signed contract with the Company; (2) delivery has occurred - as noted above, upon the commencement of the course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the student under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the tuition for the courses enrolled by the student; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the tuition before the course is completed, or credit is extended for installment payments, as evidenced by promissory note not to exceed one year.

The Company records licensing revenue by granting an annual exclusive license to sell Dent Tools Direct, USA Inc. ("Dent Tools") merchandise online under the Ding King name and logo on the DKTI website. The Company recognizes licensing revenue ratably monthly as the Company earns revenue and satisfies conditions for recognition of revenues.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

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

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to no independent board members; lack of any outside directors on our board of directors, which results in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; inadequate financial close process to capture expenses in the proper period and other cut-off errors; and, management dominated by a single individual/small group without adequate compensating controls. The aforementioned material weaknesses continued to be present during the current reporting period, based upon the assessment of disclosure controls and procedures conducted by our President in connection with the review of our financial statements as of June 30, 2015.

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

_____________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

August 10, 2015	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

