Form 10-K
period 2015-09-30
mLight Tech, Inc.
filed 2015-12-28
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Registrant's telephone number, including area code: 949.981.3464

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $1,681,541

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was $96,000 of March 31, 2015.

As of December 28, 2015, there were 206,500,000 shares of the issuer's $0.0001 par value common stock issued and outstanding.

PART I

Item 1 - Business

Corporate Background

General

mLight Tech, Inc. (the "Company" or "mLight") was founded in September 2010 to provide software solutions that simplify the management of networked personal computers. mLight originally planned to develop products to automate network inventory and reporting, diagramming and documentation, problem identification and resolution, and compliance. On September 3, 2010, a total of 9,000,000 shares of common stock were issued to our then sole officer and director, Edward Sanders, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On January 31, 2011, the Company sold 1,200,000 shares of its common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the "SEC") on October 7, 2010 (file no.333-169805), as amended by Registration Statement on Form S-1/A on November 10, 2010, November 29, 2010, December 13, 2010, and declared effective on December 16, 2010. Subsequently, on February 26, 2013, the Company effectuated a 20-for-1 forward split of its common stock.

On June 7, 2013, the Board of Directors elected Todd Sudeck as President, Secretary, CFO and sole director of the Company and accepted the resignation of Edward Sanders as President and sole director of the Company. On August 1, 2013, Todd Sudeck acquired all of the capital stock of the Company owned by Edward Sanders, consisting of 180,000,000 shares of common stock, which constituted approximately 88.2% of the then total issued and outstanding shares of common stock.

On October 31, 2013, mLight acquired all of the issued and outstanding capital stock of Ding King Training Institute, Inc. ("Ding King" or "DKTI") an entity controlled by Todd Sudeck, our sole officer and director. As a result of the closing of the Agreement of Purchase and Sale of Stock, the Company acquired Ding King and Ding King became the wholly-owned subsidiary of mLight.

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

DKTI offers a full range of training courses in Costa Mesa, California and beginning in July 2014 it has offered a course in Paintless Dent Repair in five other states: Arlington, Texas; Springfield, Missouri; Denver, Colorado, Greenville, South Carolina; and Long Island, New York (which opens on January 4, 2016). No online classes are presently offered by DKTI. DKTI presently has 7 instructors who teach the courses offered by DKTI.

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

3

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

•

Odor Removal - The objective of the Odor Removal course is to teach the student correct principles in odor removal from a vehicle. The Odor Removal System eliminates unwanted odors from the inside of a vehicle. It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new.

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

Competition

The Automotive Appearance/PDR Training services market is an extremely competitive, fragmented and price-sensitive sector and it is difficult to determine our expected market share in this market. Because of the geographic constraints of being located solely in Southern California, we are forced to offer transportation and hotel accommodation package which increases the overall costs to our students. We began to offer our services at locations in other parts of the United States. We believe this can increase our market share and profit margins. However, we will most likely never be a majority market share holder due to the fragmentation of the market.

Employees and Employment Agreements

As of the filing date hereof, we have six (6) full time employees, including our sole officer and director, and seven (7) independent contractors, including the instructors for our courses. As our business develops, we expect to develop a compensation program for all of our personnel, subject to the approval by our Board of Directors. We further expect that the specific direction, emphasis and components of an executive compensation program will evolve. Factors that may affect our compensation policies include the hiring of full-time employees, converting independent contractors to employees, our future revenue growth and profitability and the increasing complexity of our business operations. There are no formal employment agreements between the Company and our current employees.

Item 1A - Risk Factors

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

Moreover, many of our current competitors have significantly greater financial, technical, marketing and other resources, and greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may be able to devote greater resources to the promotion and sale of their services than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than as anticipated, or even decline, and our business could be significantly harmed.

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

In order to expand our business operations, we anticipate that we may have to raise additional funding, estimated to be approximately $300,000 over the next 12 months to expand the number of training locations geographically, increase our sales and marketing efforts to increase the number of students and other possible expansion efforts. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for other financing.

IF WE ARE UNABLE TO OBTAIN KEY PERSONNEL OR RETAIN TODD SUDECK, THIS MAY COMPROMISE OUR ABILITY TO SUCCESSFULLY MANAGE OUR BUSINESS AND PURSUE OUR GROWTH STRATEGY.

We depend on the services of our sole director and Chief Executive Officer, Todd Sudeck, for the future success of our business, specifically, Mr. Sudeck's sales and marketing services to prospective students and his long-term involvement in the training of qualified, non-mechanical automotive repair technicians. The loss of his services could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies on Todd Sudeck and we do not have an employment contract for his services.

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

THE COMPANY'S AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the opinion of our auditors as reflected in their reports for the years ended September 30, 2015 and September 30, 2014, we continue to have a severe liquidity issues which raises substantial doubt about the Company's ability to continue as a going concern. There is no assurance that our auditors will not continue to express doubts on our ability to continue as a going concern.

TODD SUDECK HAS LIMITED EXPERIENCE RELATED TO PUBLIC COMPANY MANAGEMENT. AS A RESULT, WE MAY BE UNABLE TO MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Presently, our operations depend entirely on the efforts of our sole officer and director Todd Sudeck. While he has expertise with which we will rely upon to grow and manage our business operations, he has limited experience related to public company management or as a principal accounting officer. Because of this, we may be unable to develop and manage our public reporting requirements. There is no assurance that we will overcome these obstacles.

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

WE WILL INCUR PROFESSIONAL FEES IN CONNECTION WITH BEING A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

The Company is subject to the reporting requirements of the Exchange Act and as such, we are required to file Form 10-Ks, Form 10-Qs and Form 8-Ks and other reports with the SEC. We will incur professional fees (i.e., attorney, auditors and filing agents) in connection with the preparation and filing of such reports and we currently anticipate such costs to range from $50,000 to $75,000 per year, which are significant for a company of our size. If we are unable to file such reports, we will be delinquent in our filings which could adversely affect the marketability of our shares of common interest.

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

The Company's management may decide due to economic reasons to retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

BECAUSE THE COMPANY HAS 300,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS' EQUITY.

The Company has 300,000,000 authorized shares, of which 206,500,000 are currently issued and outstanding. The Company's management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company's current shareholders. Additionally, large share issuances would generally have a negative impact on the Company's share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

INVESTING IN THE COMPANY IS HIGHLY SPECULATIVE AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT.

Purchasing the Company's shares is highly speculative and involves significant risk. The shares should not be purchased by any person who cannot afford to lose their entire investment. The business and marketing plan of the Company is not completed, and it is possible that we would be unable to finish it. The Company's shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains certain forward-looking statements and is based on the beliefs of our management as well as assumptions made by and information currently available to our management. Statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, are forward-looking. Such statements reflect our judgment as of the date of this annual report and they involve many risks and uncertainties, including those described under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein. These risks and uncertainties could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. A description of key factors that have a direct bearing on our results of operations is provided above under "Risk Factors" beginning on page 5 of this annual report. We undertake no obligation to update forward-looking statements.

Item 1B - Unresolved Staff Comments

As of the filing of this Annual Report, we have no unresolved staff comments the Securities and Exchange Commission.

Item 2 - Properties

The Company presently maintains its executive offices, including its training facilities, in two leased facilities in Costa Mesa, California. The facilities consist of offices and a work area consisting of approximately 2,758 square feet. The current leases expire on July 31, 2017 and are at a monthly rate of $3,297 per month.

Item 3 - Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCBB and the OTC Markets, Inc. OTCQB systems with the symbol MLGT. Prior to September 2013, the Company's common stock did not trade and no information is available. The following information has been obtained from OTC Markets, Inc.

Period	High Bid	Low Bid
10/01/2013 – 12/31/2013	$0.104	$0.006
01/01/2014 – 03/31/2014	$0.010	$0.004
04/01/2014 – 06/30/2014	$0.006	$0.003
07/01/2014 – 09/30/2014	$0.005	$0.003
10/01/2014 – 12/31/2014	$0.004	$0.004
01/01/2015 – 03/31/2015	$0.004	$0.004
04/01/2015 – 06/30/2015	$0.004	$0.004
07/01/2015 – 09/30/2015	$0.004	$0.0001

On September 25, 2014, the Securities and Exchange Commission ("Commission") issued an Order suspending trading of the Company's common stock. The trading was permitted by the Commission to resume on October 9, 2014.

The bid prices are rounded to the closest whole cent and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of September 30, 2015, there were 206,500,000 shares of Common Stock outstanding.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 30, 2015, there are three (3) stockholders of record and approximately 1,100 beneficial shareholders of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2015.

ITEM 6 - SELECTED FINANCIAL DATA

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The merger between mLight Tech, Inc. and Ding King Training Institute, Inc. ("DKTI") has been accounted for as a recapitalization. DKTI was the acquirer for financial reporting purposes and mLight is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI. The assets and liabilities of mLight are recorded at their historical cost basis, and the consolidated financial statements after completion of the merger include the assets and liabilities of DKTI and mLight, and the historical operations of DKTI and operations of the combined company from the closing date of the merger.

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

For the year ended September 30, 2015, DKTI graduated 174 students with completion of 262 courses, as compared to graduating 106 students completing 174 courses in 2014, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its training courses at its corporate headquarters located in Costa Mesa, California, and at five satellite training locations in the states of Colorado, Texas, Missouri, South Carolina and New York. No online classes are presently offered by DKTI. DKTI currently has seven (7) non-employee instructors who teach the courses offered by DKTI.

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

•

Odor Removal - The objective of the Odor Removal course is to teach the student correct principles in odor removal from a vehicle. The Odor Removal System eliminates unwanted odors from the inside of a vehicle. It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new.

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

Financial Operations Overview

Results of Operations for the year ended September 30, 2015 and 2014

The consolidated results of operations for the year ended September 30, 2015 include the results of operations of DKTI and mLight for the twelve months ended September 30, 2015. The consolidated results of operations for the year ended and 2014 include the results of operations of DKTI and the results of operations of mLight for the eleven months from November 1, 2013 to September 30, 2014 as a result of merger on October 31, 2013.

Revenues for the year ended September 30, 2015 and 2014 were $1,681,541 and $1,170,168, respectively. Revenues comprised of training courses offered, sale of tools and accessories, and licensing income earned by marketing online trade name and shopping cart. Revenues increased in 2015 by $511,373 or 44% primarily due to the increase in student enrollments and training course completions during the year ended September 30, 2015 as compared to 2014. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing our sales staff to generate more sales. Additionally, the Company had more customers' add-on additional training packages to their core PDR Training program which also helped to increase sales. The Company began offering PDR Training in Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. As a result, during the year ended September 30, 2015, 174 students graduated who were enrolled in 262 training courses as compared to 106 students graduated enrolling in 174 courses in 2014. The Company recorded $1,026,787 in revenues earned from training courses completed in 2015 as compared to $669,675 in revenues earned from training courses completed for the same comparable period in 2014. The Company sold tools and accessories to its students and recorded $568,504 in revenues for the year ended September 30, 2015 as compared to $395,493 for the same comparable period in 2014. The Company recorded $86,250 in licensing income for the year ended September 30, 2015 as compared to $105,000 for the same comparable period in 2014. The Company executed an exclusive license in 2013 to a former affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. The Company also offered additional training courses in 2013 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Cost of sales for the year ended September 30, 2015 and 2014 were $853,680 and $489,762, respectively. Cost of sales as a percentage of revenue increased to 51% for 2015 as compared to 42% for the comparable period in 2014, primarily because the Company offered discounted pricing for additional courses to students in 2015 and had increased instructor to student ratio which increased cost of sales ratio. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the year ended September 30, 2015 and 2014 were $723,694 and $649,315, respectively. Operating expenses primarily consisted of selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses (S,G&A) for the year ended September 30, 2015 and 2014 were $721,533 and $647,301, respectively. S,G&A increased by $74,232 or 11% in 2015 primarily due to increase in legal and professional fees, compensation and consulting fees, and costs associated of being a public company. Management expects our costs to continue to fluctuate until we begin to generate a substantial increase in revenues.

Interest expense for the years ended September 30, 2015 and 2014 was $5,876 and $13,575, respectively. Interest expense decreased by $7,699 for the year ended September 30, 2015 because the Company negotiated the interest rate on the three promissory notes of $68,000, $50,000 and $15,000 from 10% per annum to 5% per annum on January 1, 2014. In addition, the Company made cash payments of $7,500 on the $15,000 promissory note in 2015, which further resulted in reduction of interest expense for the year ended September 30, 2015.

As a result of the above explanations, the net income for the year ended September 30, 2015 was $96,732 as compared to a net income of $15,971for the same comparable period in 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the years ended September 30, 2015 and 2014 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $96,732 for the year ended September 30, 2015 and net cash used in operating activities was $12,868. In addition, we have an accumulated deficit of $489,633 and working capital deficiency of $355,925 as of September 30, 2015. Management's plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by sale of common shares or debt securities to continue as a going concern. There is no assurance these plans will be realized.

Operating activities

Net cash flows used in operating activities for the year ended September 30, 2015 was $12,868, primarily due to the net income of $96,732 offset by depreciation and amortization expense of $2,161, bad debt expense of $80,405, decrease in accounts receivable of $189,161, increase in bank overdraft of $1,701, increase in accounts payable of $23,878, decrease in accrued expenses of $14,308, decrease in accrued interest of $54,166, increase in deferred revenue of $23,750, decrease in refundable deposits of $6,080, and decrease in purchase commitments of $6,396.

Investing activities

Net cash flows used in investing activities for the year ended September 30, 2015 was $1,820 due to the acquisition of property and equipment.

Financing activities

Net cash flows used in financing activities for the year ended September 30, 2015 was $7,500 principally due to the repayment of a note payable of $7,500.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $22,188 for the year ended September 30, 2015. Cash and cash equivalents at September 30, 2015 amounted to $0.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and judgments related to the application of certain accounting policies.

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

We consider our policy for revenue recognition due to the continuously evolving standards and industry practices related to revenue recognition, wherein any changes could materially impact the way we report revenues. Accounting policies related to income taxes are also considered to be critical as these policies involve considerable subjective judgment and estimation by management for the valuation allowances associated with our deferred tax assets. Critical accounting policies and our procedures related to these policies are described below.

Revenue Recognition

The Company's tuition packages vary in price according to the different types of training programs purchased by the Company's tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student's employer, which is received upon the commencement of the course or extended credit over a period of one to three months or as agreed upon, is recognized as revenue upon the completion of the training courses. The training course duration is from one to two weeks.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting Company.

Item 8 - Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Management's Annual Report on Internal Control over Financial Reporting

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

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties in the treasury and banking functions consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

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

Given our lack of financial resources, such initiatives have not been funded and we cannot predict when they will be implemented..

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers, Promoters and Control Persons and Section 16(a) Compliance

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

Name	Age	Position
Todd Sudeck	50	CEO, President, Secretary, CFO and Director

Todd Sudeck has served as our President, Chief Executive Officer, Secretary, Chief Financial Officer and our director since June 7, 2013.

Todd Sudeck, the Company's sole officer and director, has spent the last 20 years owning and operating The Ding King Training Institute, Inc. (including its predecessor entities), which became a wholly-owned subsidiary of the Company on October 31, 2013, and other predecessor entities, and serves as the sole officer and director. Historically, Mr. Sudeck has been involved in all aspects of The Ding King Training Institute, including finance, sales, marketing and the entity's student business development program. From 1990 to 1991, Mr. Sudeck worked for Prudential California Realty in Newport Beach, California, managing residential real estate sales.

Mr. Sudeck attended California State University Northridge from 1983 through 1989 focusing on sales communications and marketing.

Mr. Sudeck is not an officer or director of any other reporting company.

None of our officers or directors, promoters or control persons has been involved in the past ten years in any of the following:

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

Family Relationships

The Company borrowed $20,836 from the principal shareholder's sister in previous years and has paid the entire balance of $20,836 as of September 30, 2014.

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

Committees of the Board

The Company does not presently have an Audit Committee or a Compensation Committee.

Director Compensation

The Company does not pay any director fees.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

Item 11 - Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The compensation of the named executive officers for the last two completed fiscal years ended September 30, 2015 and September 30, 2014 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compen-sation $	Total $
Todd Sudeck	2015	133,560	-	-	-	-	-	-	133,560
CEO, President, CFO and Secretary	2014	72,574	-	-	-	-	-	-	72,574

Stock Options/SAR Grants

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on September 3, 2010.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options there under to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans

As of September 30, 2015, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended September 30, 2015, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Employment Contracts

We currently do have any employment contracts with our sole officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2015, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2015, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2015, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Todd Sudeck CEO, President, Secretary, CFO, and Director	182,500,000 shares	88.37%

Common Stock	All officers and directors as a group	182,500,000 shares	88.37%

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

Changes in Control - We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

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

Transactions with the Shareholder

Cash received by the principal shareholder/officer have been recorded as compensation to officer. The Company has recorded $133,560 and $72,574 as compensation expense for the years ended September 30, 2015 and 2014, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $500 as of September 30, 2015 towards the working capital requirements.

Purchases and Advances from Affiliated Entity

The Company purchases its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the years ended September 30, 2015 and 2014, the Company purchased $102,579 and $96,072 of tools from Dent Tools, of which no amounts were outstanding as payables at September 30, 2015 and 2014, respectively.

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

The Company has recorded $86,250 and $105,000 in licensing revenues for the years ended September 30, 2015 and 2014, respectively. The Company has recorded $23,750 and $0 as deferred revenues as of September 30, 2015 and 2014, respectively.

Director Independence

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14 - Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2015 and September 30, 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	September 30, 2015	September 30, 2014

(i) Audit Fees	$30,550	$34,500

(ii) Audit Related Fees	$-	$14,350

(iii) Tax Fees	$-	$-

(iv) All Other Fees	$-	$-

Total	$30,550	$48,850

Audit Fees -The aggregate fees engaged in each of the years ended September 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $30,550 and $34,500, respectively.

Audit-Related Fees - Fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended September 30, 2015 and 2013 were $0 and $14,350, respectively. Services were primarily related to the Company's Form 8-K filings and responses to SEC Comment letters.

Tax Fees - For the year ended September 30, 2015 and 2014, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees - None

Pre-Approval Policies and Procedures - Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15 - Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.
_______________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mLight Tech, Inc.

December 28, 2015	By:	/s/ Todd Sudeck
	Its:	Todd Sudeck Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Todd Sudeck	December 28, 2015
Todd Sudeck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Todd Sudeck	December 28, 2015
Todd Sudeck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of mLight Tech, Inc. required to be included in Items 8 and 15 are listed below:

mLight Tech, Inc.

Consolidated Financial Statements for the years ended September 30, 2015 and 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
mLight Tech, Inc.

We have audited the consolidated balance sheets of mLight Tech, Inc (the "Company") and Subsidiary as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two year periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mLight Tech, Inc. and Subsidiary as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two year periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues, including a working capital deficit. The Company also has had difficulty raising capital, obtaining trade credit, and generating sufficient excess cash flow to repay its future obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP

Irvine, California

December 28, 2015

FINANCIAL STATEMENTS

MLIGHT TECH, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$-	$22,188
Accounts receivable, net of allowance of $43,983 and $0 as of September 30, 2015 and 2014, respectively	179,033	70,277
Total current assets	179,033	92,465

Property and equipment, net	6,172	6,513
Security deposit	6,270	6,270
Total Assets	$191,475	$105,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$1,701	$-
Accounts payable	73,583	49,705
Accrued expenses	50,238	35,930
Accrued interest	12,419	66,585
Refundable deposits	3,220	9,300
Deferred revenue	23,750	-
Payable to officer	500	500
Purchase commitments	369,547	375,943
Notes payable - current portion	-	133,000
Total current liabilities	534,958	670,963

Notes payable	125,500	-

Total Liabilities	660,458	670,963

Commitments and contingencies (Notes 4, 6 and 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at September 30, 2015 and 2014, respectively	20,650	20,650
Accumulated deficit	(489,633)	(586,365)
Total stockholders' equity (deficit)	(468,983)	(565,715)

Total Liabilities and Stockholders' Equity (Deficit)	$191,475	$105,248

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2015	2014

Revenues
Tuition	$1,595,291	$1,065,168
Licensing fees	86,250	105,000
Total revenues	1,681,541	1,170,168

Cost of sales	853,679	489,762

Gross profit	827,862	680,406

Operating expenses
Selling, general and administrative	721,533	647,301
Depreciation and amortization	2,161	2,014
Total operating expenses	723,694	649,315

Income from operations	104,168	31,091

Other income (expenses)
Interest expense	(5,876)	(13,575)
Total other income (expenses)	(5,876)	(13,575)

Income from operations before income tax	98,292	17,516

Provision for income tax	1,560	1,545

Net Income	$96,732	$15,971

Basis and diluted net income per share	$-	$-

Weighted average number of common shares outstanding	206,500,000	206,287,671

The accompanying notes are an integral part of these consolidated audited financial statements..

MLIGHT TECH, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Common Stock		Accumulated deficit	Total

Balance at September 30, 2013	204,000,000	$5,000	$(586,686)	$(581,686)

Recapitalization	-	15,400	(15,400)	-
Issuance of new shares	2,500,000	250	(250)	-
Net Income	-	-	15,971	15,971
Balance - September 30, 2014	206,500,000	20,650	(586,365)	(565,715)

Net Income	-	-	96,732	96,732
Balance - September 30, 2015	206,500,000	$20,650	$(489,633)	$(468,983)

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2015	2014
Cash flows from operating activities
Net Income	$96,732	$15,971
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,161	2,014
Bad debts	80,405	4,777
Changes in operating assets and liabilities
Accounts receivable	(189,161)	(16,291)
Bank overdraft	1,701	(3,499)
Accounts payable	23,878	29,000
Accrued expenses	14,308	(9,990)
Accrued interest	(54,166)	9,475
Deferred revenue	23,750	-
Refundable deposits	(6,080)	8,500
Purchase commitments	(6,396)	(13,680)
Net cash (used in) provided by operating activities	(12,868)	26,277

Cash flows from investing activities
Acquisition of property and equipment	(1,820)	(3,099)
Net cash used in investing activities	(1,820)	(3,099)

Cash flows from financing activities
Cash proceeds from notes payable	-	15,000
Repayment of note payable	(7,500)	(16,490)
Cash received from officer	-	500
Net cash used in financing activities	(7,500)	(990)

Net (decrease) increase in cash and cash equivalents	(22,188)	22,188

Cash and cash equivalents at the beginning of year	22,188	-

Cash and cash equivalents at the end of year	$-	$22,188

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,050	$1,528
Cash paid for interest	$-	$4,100

Supplemental disclosures of non-cash investing and financing activities:
Settlement of debt against accounts receivable	$-	$25,000
Recapitalization from acquisition	$-	$15,650
Settlement of note payable against purchases	$-	$5,480

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean mLight Tech, Inc., a Florida corporation, and Ding King Training Institute, Inc., a California corporation, its wholly-owned subsidiary.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of the issued and outstanding capital stock of the Ding King Training Institute, Inc. ("DKTI"), a California corporation, in exchange for 2,500,000 shares of its common stock. As a result of DKTI's acquisition, DKTI became a wholly-owned subsidiary of the Company. DKTI was the acquirer for financial reporting purposes and mLight is the acquired company. The merger was accounted for as a recapitalization. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI, and are recorded at the historical cost basis of DKTI. Subsequent to the merger, the operations of mLight are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end. The share amounts for mLight Tech, Inc. have been presented to reflect equity as if the merger had occurred as of the first period presented.

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

The financial information presented in these notes to the Company's consolidated financial statements is for the years ended September 30, 2015 and 2014, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of September 30, 2015, the Company's total liabilities exceeded its total assets by $468,983. The Company has recorded a net profit of $96,732 for the year ended September 30, 2015 and has recorded an accumulated deficit of $489,633 as of September 30, 2015. The Company has had difficulty in raising capital or obtaining trade credit from vendors. Additionally, the Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. On October 31, 2013, the Company acquired mLight and still believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management has further expanded its operations geographically to continue its revenue and profit growth. Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company's consolidated financial statements. The consolidated financial statements and notes are the representation of the Company's management who is responsible for their integrity and objectivity. The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of mLight Tech, Inc. and its wholly-owned subsidiary Ding King Training Institute, Inc. All intercompany balances and transactions are eliminated in consolidation.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $80,405 and $4,777 for the year ended September 30, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense was $2,161 and $2,014 for the years ended September 30, 2015 and 2014, respectively.

Machinery and equipment	3 - 5 years
Office equipment and equipment	5 years

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and term loans. Pursuant to ASC 820 and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

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

SEPTEMBER 30, 2015 AND 2014

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended September 30, 2015 and 2014, there were no potentially dilutive common shares outstanding during the period.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. At September 30, 2015 and 2014, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

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

SEPTEMBER 30, 2015 AND 2014

NOTE 3 – ACQUISITION OF DING KING TRAINING INSTITUTE, INC.

On October 31, 2013, the Company entered into an Agreement of Purchase and Sale of Stock (the "Agreement") with the Ding King Training Institute, Inc. and the individual standing as the sole equity-holder of DKTI (the "Equity-Holder"). The Equity-Holder is also the majority shareholder, sole Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer of the Company. Pursuant to the terms of the Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of DKTI in exchange for the issuance of Two Million Five Hundred Thousand (2,500,000) restricted shares of the Company's common stock. For the accounting treatment, the merger is being accounted for as a recapitalization. DKTI is the acquirer for financial reporting purposes and mLight Tech, Inc. is the acquired company.

DKTI's unaudited balance sheet as of the date of acquisition October 31, 2013, is as follows:

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

NOTE 4 – PAYROLL TAXES

The Company has accrued for payroll taxes for the periods ended September 30, 2015 and 2014; however, all of these amounts have not been remitted to the appropriate taxing authorities and are delinquent. The outstanding balance as of September 30, 2015 and 2014 is estimated at $44,500 and $29,750, respectively. Management intends to pay this obligation as soon as sufficient funds become available. The Company may be liable for penalties, including interest for delinquent taxes, therefore, the Company has included an additional accrual of approximately 11% of the outstanding balance.

 MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 5 – NOTES PAYABLE

Notes payable consist of:

	September 30, 2015	September 30, 2014
Note payable to individual, unsecured, 5% interest, due March 31, 2017	$50,000	$50,000
Note payable to individual, unsecured, 5% interest, due March 31, 2017	68,000	68,000
Note payable to individual, unsecured, 5% interest, due March 31, 2017	7,500	15,000
Total	$125,500	$133,000

On January 9, 2015, the Company and the individual debt holder of the three promissory notes totaling $133,00 mutually agreed to extend the payment due date of these promissory notes due on March 31, 2015 to March 31, 2017, at which time, the unpaid principal and accrued interest is due in full as a balloon payment. During the year ended September 30, 2015, the Company made cash payments of $7,500 towards the $15,000 promissory note. The Company has recorded interest expense of $5,876 and $12,710 for the years ended September 30, 2015 and 2014, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases a real property under an operating lease which commenced on August 1, 2014 for a term of 36 months and expires on July 31, 2017. During the lease term, the Company shall pay an initial monthly base rent of $1,843 plus its share of monthly common area maintenance charge of $566 for a total initial monthly rent of $2,409 for a period of twelve (12) months. The monthly base rent will increase to $1,899 commencing August 1, 2015 and continuing through July 31, 2016, and to $1,956 commencing August 1, 2016 and continuing through July 31, 2017, respectively. The monthly direct expense charge is subject to adjustment pursuant to the terms of the lease.

On September 25, 2015, the Company executed another leased property under an operating lease which commenced on October 1, 2015 for a term of twenty (20) months that expires on July 31, 2017. During the first twelve months of the lease term, the Company shall pay a monthly base rent of $712 plus its share of monthly common area maintenance charge of $120 for a total monthly commitment of $832. Thereafter, starting October 1, 2016, the monthly base rent will increase to $741 plus monthly share of common are maintenance of $120 for a total monthly commitment of $861.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

The total rent expense including common area maintenance charges was $30,719 and $21,841 for the years ended September 30, 2015 and 2014, respectively. The minimum future payments for the leases are summarized below:

For the year ending September 30:	Payments
2016	$39,680
2017	33,827
Total	$73,506

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 7 – PURCHASE COMMITMENTS

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). The Company initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $369,547 and $375,943 as of September 30, 2015 and 2014, respectively.

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

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

Transactions with the Shareholder

Cash received by the principal shareholder/officer have been recorded as compensation to officer. The Company has recorded $133,560 and $72,574 as compensation expense for the years ended September 30, 2015 and 2014, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $500 as of September 30, 2015 and 2014, respectively, towards the Company's working capital requirements.

Purchases and Advances from Affiliated Entity

The Company had purchased its paintless repair tools in the past from Dent Tools Direct ("Dent Tools"), a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the years ended September 30, 2015 and 2014, the Company purchased $102,579 and $96,072 of tools from Dent Tools, of which no amounts were outstanding as payables at September 30, 2015 and 2014, respectively.

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

The Company has recorded $86,250 and $105,000 in licensing revenues for the years ended September 30, 2015 and 2014, respectively. The Company has recorded $23,750 and $0 as deferred revenues as of September 30, 2015 and 2014, respectively.

NOTE 9 – INCOME TAXES

Income tax expense for the years ended September 30, 2015 and 2014 is summarized as follows:

	September 30, 2015	September 30, 2014
Current:
Federal	$-	$-
State	1,560	1,545
Deferred taxes	-	-
Income tax expense (benefit)	$1,560	$1,545

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	September 30, 2015	September 30, 2014

Tax expense at statutory rate – federal	34%	34%
State tax expense, net of federal benefit	2%	10%
Valuation allowance	(34%)	(34%)
Tax expense at actual rate	2%	10%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Deferred tax assets:
Net operating loss carry forward	$166,475	$199,364
Less - valuation allowance	(166,475)	(199,364)
Net deferred tax assets	$-	$-

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

The Company's provision for income taxes differs from applying the statutory U.S. Federal income tax rate to income before income taxes. The primary differences result from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

At September 30, 2015, the Company had a net operating loss carry forward of $468,983 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended September 30, 2015 and 2014 was a decrease of $32,889 and $109, respectively.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company's wholly-owned subsidiary files its income tax returns on a stand-alone basis. As of September 30, 2015, tax years of the Company's subsidiary for the years 2013, 2014 and 2015 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 10 – STOCKHOLDERS' EQUITY

The Company's capitalization at September 30, 2015 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

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

As a result of stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at September 30, 2015 and 2014, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 28, 2015, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

