Form 10-Q
period 2015-12-31
mLight Tech, Inc.
filed 2016-02-09
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of February 9, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2015	September 30, 2015
	(Unaudited)

ASSETS
Current assets
Accounts receivable, net of allowance of $33,355 and $43,983 at December 31, 2015 and September 30, 2015, respectively	$258,235	$179,033
Prepaid expense	2,400	-
Total current assets	260,635	179,033

Property and equipment, net	8,090	6,172
Security deposit	7,470	6,270
Total Assets	$276,195	$191,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$6,958	$1,701
Accounts payable	100,544	73,583
Accrued expenses	24,774	50,240
Accrued interest	13,987	12,419
Refundable deposits	520	3,220
Deferred revenue	-	23,750
Payable to officer	600	500
Purchase commitments	369,263	369,547
Total current liabilities	516,646	534,958

Notes payable	125,500	125,500

Total Liabilities	642,146	660,458

Commitments and contingencies (Notes 4, 6 and 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	20,650	20,650
Accumulated deficit	(386,601)	(489,633)
Total stockholders' equity (deficit)	(365,951)	(468,983)

Total Liabilities and Stockholders' Equity (Deficit)	$276,195	$191,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three months Ended December 31,
	2015	2014
Revenues
Tuition	$540,919	$315,522
Licensing fees	23,750	15,000
Total revenues	564,669	330,522

Cost of sales	259,341	210,804

Gross profit	305,328	119,718

Operating expenses
Selling, general and administrative	204,833	162,242
Depreciation and amortization	719	747
Total operating expenses	205,552	162,989

Income (loss) from continuing operations	99,776	(43,271)

Other income (expenses)
Other income	5,625	-
Interest expense	(1,569)	(3,325)
Total other income (expenses)	4,056	(3,325)

Income (loss) from continuing operations before income tax	103,832	(46,596)

Provision for income tax	800	250

Net income (loss)	$103,032	$(46,846)

Basis and diluted net income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding	206,500,000	206,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$103,032	$(46,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	719	747
Bad debts	12,343	4,450
Changes in operating assets and liabilities
Accounts receivable	(91,545)	(33,150)
Prepaid expense	(2,400)	(1,749)
Security deposit	(1,200)	-
Bank overdraft	5,257	-
Accounts payable	26,962	(5,817)
Accrued expenses	(25,468)	4,072
Accrued interest	1,569	3,325
Refundable deposits	(2,700)	(9,300)
Deferred revenue	(23,750)	95,000
Purchase commitments	(283)	(2,172)
Net cash provided by operating activities	2,536	8,560

Cash flows from investing activities
Acquisition of property and equipment	(2,636)	-
Net cash used in investing activities	(2,636)	-

Cash flows from financing activities
Cash advanced by officer	100	-
Net cash provided by financing activities	100	-

Net increase in cash and cash equivalents	-	8,560

Cash and cash equivalents at the beginning of period	-	22,188

Cash and cash equivalents at the end of period	$-	$30,748

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,050	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months ended December 31, 2015 and 2014, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of December 31, 2015, the Company's total liabilities exceeded its total assets by $365,951. The Company has recorded a net profit of $103,032 for the three months ended December 31, 2015 and has recorded an accumulated deficit of $386,601 as of December 31, 2015. The Company has had difficulty in raising capital or obtaining trade credit from vendors. Additionally, the Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. On October 31, 2013, DKTI acquired mLight and still believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management has further expanded its operations geographically to continue its revenue and profit growth. Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $12,343 and $4,450 for the three months ended December 31, 2015 and 2014, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Unaudited)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months ended December 31, 2015 and 2014 was $719 and $747, respectively.

Machinery and equipment	3 - 5 years

Furniture and office equipment	5 years

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

December 31, 2015 and 2014

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

The Company records licensing revenue by granting an annual exclusive license to sell Dent Tools Direct, USA Inc. ("Dent Tools") merchandise online under the Ding King name and logo on the DKTI website. The Company recognizes licensing revenue ratably monthly as the Company earns revenue and satisfies conditions for recognition of revenues (See Note 7).

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

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended December 31, 2015 and 2014, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Payroll Taxes

The Company has accrued for payroll taxes through the period ended December 31, 2015, however, these and prior amounts have not been remitted to the appropriate taxing authority and are delinquent. On January 21, 2016, the Company negotiated with the taxing authority and agreed to a monthly payment of $756 starting March 15, 2016, to pay the unpaid payroll tax obligations of $18,130 over a period of 24 months. Previously, the Company had accrued a total of $44,442 that included an estimate for penalties and interest. The taxing authorities agreed to waive the charge for penalties and interest. Management therefore reduced the liability by $26,312 as a change in estimate, which is reflected in selling, general and administrative line item on the consolidated statements of operations for the three months ended December 31, 2015. The Company has included the unpaid payroll taxes in Accrued Expenses on the balance sheets at December 31, 2015 and September 30, 2015, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Unaudited)

NOTE 4 - Notes Payable

Notes payable consists of:

	December 31, 2015	September 30, 2015
	(Unaudited)

Note payable to individual, unsecured, 10% interest, due March 31, 2017	$50,000	$50,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	68,000	68,000
Note payable to individual, unsecured, 10% interest, due March 31, 2017	7,500	7,500
Total notes payable	$125,500	$125,500

The Company has recorded interest expense of $1,569 and $3,325 for the three months ended December 31, 2015 and 2014, respectively.

On January 9, 2015, the Company and the individual debt holder of the three promissory notes totaling $133,000 mutually agreed to extend the payment due date of these promissory notes due on March 31, 2015 to March 31, 2017.

NOTE 5 – Commitments and Contingencies

Operating Lease

The Company leases real property in Costa Mesa, California, under an operating lease which commenced on August 1, 2014 for a term of thirty-six (36) months and expires on July 31, 2017. During the lease term, the Company shall pay an initial monthly base rent of $1,843 plus its share of monthly direct expense charge of $566 for a total initial monthly rent of $2,409 for a period of twelve (12) months. The monthly base rent will increase to $1,899 commencing August 1, 2015 and continuing through July 31, 2016, and to $1,956 commencing August 1, 2016 and continuing through July 31, 2017, respectively. The monthly direct expense charge is subject to adjustment pursuant to the terms of the lease.

On September 25, 2015, the Company executed another leased property in Costa Mesa, California, under an operating lease which commenced on October 1, 2015 for a term of twenty (20) months that expires on July 31, 2017. During the first twelve months of the lease term, the Company shall pay a monthly base rent of $712 plus its share of monthly common area maintenance charge of $120 for a total monthly commitment of $832. Thereafter, starting October 1, 2016, the monthly base rent will increase to $741 plus monthly share of common are maintenance of $120 for a total monthly commitment of $861.

On January 7, 2016, the Company agreed to lease a real property in Greenville, South Carolina, under an operating lease arrangement for a thirty-six (36) months term commencing April 1, 2016 and expiring on March 31, 2019, for a monthly base rent of $900 and an additional monthly charge of $125 for common area maintenance.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Unaudited)

The total rent expense including common area maintenance charges was $8,227 and $7,229 for the three months ended December 31, 2015 and 2014, respectively. The minimum future payment commitment for the lease property is summarized below:

For the year ending September 30:	Payments
2016 (balance of the year)	$35,938
2017	46,126
2018	12,300
2019	6,150
Total	$100,514

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – Purchase Commitments

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). The Company initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $369,263 and $369,547 as of December 31, 2015 and September 30, 2015, respectively.

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

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Unaudited)

NOTE 7 – Related Party Transactions

Transactions with the Shareholder

Cash received by the principal shareholder/Officer has been recorded as compensation to officer. The Company has recorded $44,184 and $41,102 as compensation expense for the three months ended December 31, 2015 and 2014, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $600 as of December 31, 2015 and $500 as of September 30, 2015, towards its working capital requirements.

Purchases and Advances from Affiliated Entity

The Company had purchased its paintless repair tools in the past from Dent Tools Direct ("Dent Tools"), a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the three months ended December 31, 2015 and 2014, the Company purchased $0 and $96,202 of tools from Dent Tools, of which no amounts were outstanding as payables at December 31, 2015 and September 30, 2015, respectively.

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

The Company has recorded $23,750 and $15,000 in licensing revenues for the three months ended December 31, 2015 and 2014, respectively. As the license agreement expired on December 31, 2015, all revenue has been recognized. The Company currently has no license agreement in place to provide future revenues.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Unaudited)

NOTE 8 – Stockholders' Equity

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

As a result of stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at December 31, 2015 and September 30, 2015, respectively.

NOTE 9 – Subsequent Events

Management has evaluated subsequent events through the date of this filing, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure other than the payroll tax matter discussed in Note 3.

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

For the three months ended December 31, 2015, DKTI graduated 63 students with completion of 75 courses, as compared to graduating 37 students with 51 completed courses in the same comparable period of 2014, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California; however, limited classes have been offered in Missouri, South Carolina, New Jersey, Colorado and Texas. No online classes are presently offered by DKTI. DKTI currently has 7 non-employee instructors who teach the courses offered by DKTI on an as needed basis depending upon the demand for the courses.

DKTI offers the following courses at the tuition rates include a $75 registration fee and all tools and equipment necessary, where applicable:

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

•

Chip King - The objective of theChip King course is to provide training to an individual who has the goal to properly estimate and repair minor paint chips, scratches and nicks on a vehicle. Students will also receive on-going technical support by phone.

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

Financial Operations Overview

Results of Operations for the three months ended December 31, 2015 and December 31, 2014.

The consolidated results of operations for the three months ended December 31, 2015 and 2014 included the results of operations of DKTI and mLight Tech.

Revenues for the three months ended December 31, 2015 and 2014 were $564,669 and $330,522, respectively. Revenues primarily comprise of training courses offered and licensing income earned by marketing online trade name and shopping cart. Revenues for the three months increased in 2015 by $234,147 or 71% primarily due to the increase in student enrollments and training course completions during the three months ended December 31, 2015 as compared to 2014. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more customers add on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. During the three months ended December 31, 2015, 63 students graduated who were enrolled in 75 training courses as compared to 37 students graduated enrolling in 51 courses in the same comparable period in 2014. As a result, the Company recorded $362,700 in revenues earned from training courses completed in 2015 and $178,219 from the sale of tools and accessories as compared to $185,969 in revenues earned from training courses completed and $129,553 from sale of tools and accessories for the same comparable period in 2014. The Company recorded $23,750 in licensing income in 2015 compared to $15,000 in licensing income for the same comparable three month period ended December 31, 2014. The Company executed an exclusive license in 2013 and 2014 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. This agreement expired on December 31, 2015 and was not extended or renewed. The Company also offered additional training courses in 2014 and 2015 which also helped in increasing enrollment of students resulting in an increase in training revenues.

Cost of sales for the three months ended December 31, 2015 and 2014 were $259,341 and $210,804, respectively. Cost of sales as a percentage of tuition revenue was 48% for 2015 and 67% for 2014 because the Company offered discounted pricing for additional courses to students in 2014, and had kept the same number of instructors while the student enrollment increased in 2015. As a result, students to instructor ratio increased, which reduced the cost of sales as a percentage of tuition revenues. There are no direct costs associated with revenues derived from our licensing revenues.

Operating expenses for the three months ended December 31, 2015 were $205,552 compared to $162,989 for the same comparable period in 2014. Operating expenses primarily consist of selling, general and administrative expense. S,G&A increased by $42,581 or 26% in 2015 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in payroll expenses due to new hires and officer's compensation, increase in administrative and consulting expenses, increase in provision for bad debts, and increase in legal and professional fees as a result of being a public company. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Other income for the three months ended December 31, 2015 and 2014 was $5,625 and $0, respectively. Other income in 2015 consisted of collection of accounts receivable amounting to $5,625 that were previously written off in prior periods.

Interest expense for the three months ended December 31, 2015 and 2014 was $1,569 and $3,325, respectively. Interest expense decreased by $1,756 in 2015 because the Company negotiated the interest rate on the three promissory notes of $68,000, $50,000 and $15,000 from 10% per annum to 5% per annum and made cash payments of $7,500 on the $15,000 promissory note in 2015.

As a result of the above explanations, the net income for the three months ended December 31, 2015 was $103,032 as compared to the net loss of $46,846 for the comparable period in 2014.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the three months ended December 31 30, 2015 and 2014 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $103,032 for the three months ended December 31, 2015 and net cash flows provided by operating activities were $2,536. In addition, we have an accumulated deficit of $386,601 and working capital deficiency of $256,011 as of December 31, 2015. Management's plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by borrowing and/or sale of common shares to continue as a going concern. Management has successfully negotiated an agreement with a debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. There is no assurance these plans will be realized.

Operating Activities

Net cash flows provided by operating activities for the three months ended December 31, 2015 was $2,536, primarily due to the net income of $103,032, depreciation and amortization expense of $719, bad debt expense of $12,343, increase in accounts receivable of $91,545, increase in prepaid expenses of $2,400, increase in security deposit of $1,200, increase in bank overdraft of $5,257, increase in accounts payable of $26,962, decrease in accrued expenses of $25,468, increase in accrued interest of $1,569, decrease in deferred revenues of $23,750, decrease in refundable deposits of $2,700 and decrease in purchase commitments of $283.

Investing Activities

Net cash flows used in investing activities for the three months ended December 31, 2015 was due to purchase of property and equipment of $2,636.

Financing Activities

Net cash flows provided by financing activities for the three months ended December 31, 2015 was $100 due to cash advanced by officer for working capital.

As a result of the above activities, we did not experience a change in cash and cash equivalents for the three months ended December 31, 2015. Cash and cash equivalents at December 31, 2015 and September 30, 2015 were $0 as we were overdrawn in our bank account.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the updated Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to no independent board members; lack of any outside directors on our board of directors, which results in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; inadequate financial close process to capture expenses in the proper period and other cut-off errors; and, management dominated by a single individual/small group without adequate compensating controls. The aforementioned material weaknesses continued to be present during the current reporting period, based upon the assessment of disclosure controls and procedures conducted by our President in connection with the review of our financial statements as of December 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q
_______________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

Date: February 9, 2016	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

