Form 10-Q
period 2016-03-31
mLight Tech, Inc.
filed 2016-05-13
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of May 13, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current assets
Accounts receivable, net of allowance of $30,997 and $43,983 at March 31, 2016 and September 30, 2015, respectively	$206,524	$179,033
Total current assets	206,524	179,033

Property and equipment, net	7,327	6,172
Security deposit	7,470	6,270
Total Assets	$221,321	$191,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$6,855	$1,701
Accounts payable	76,471	73,583
Accrued expenses	24,821	50,238
Accrued interest	15,556	12,419
Refundable deposits	220	3,220
Deferred revenue	-	23,750
Payable to officer	600	500
Purchase commitments	367,038	369,547
Notes payable - current portion	125,500	-
Total current liabilities	617,061	534,958

Notes payable	-	125,500

Total Liabilities	617,061	660,458

Commitments and contingencies (Notes 4, 5 and 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	20,650	20,650
Accumulated deficit	(416,390)	(489,633)
Total stockholders' equity (deficit)	(395,740)	(468,983)

Total Liabilities and Stockholders' Equity (Deficit)	$221,321	$191,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Revenues
Tuition	$611,124	$302,261	$1,152,043	$617,783
Licensing fees	-	23,750	23,750	38,750
Other	2,687	-	2,687	-
Total revenues	613,811	326,011	1,178,480	656,533

Cost of sales	302,751	179,464	562,092	390,268
Gross profit	311,060	146,547	616,388	266,265

Operating expenses
Selling, general and administrative	338,518	165,586	543,351	327,828
Depreciation and amortization	763	747	1,481	1,494
Total operating expenses	339,281	166,333	544,832	329,322

Income (loss) from continuing operations	(28,221)	(19,786)	71,556	(63,057)

Other income (expenses)
Other income	-	-	5,625	-
Interest expense	(1,569)	(3,325)	(3,138)	(6,650)
Total other income (expenses)	(1,569)	(3,325)	2,487	(6,650)

Income (loss) from continuing operations before income tax	(29,790)	(23,111)	74,043	(69,707)

Provision for income tax	-	160	800	410

Net income (loss)	$(29,790)	(23,271)	$73,243	$(70,117)

Basis and diluted net income (loss) per share	$(0.00)	(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding	206,500,000	206,500,000	206,500,000	206,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net income (loss)	$73,243	$(70,117)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,481	1,494
Bad debts	44,282	13,850
Changes in operating assets and liabilities
Accounts receivable	(71,774)	(29,677)
Prepaid expense	-	(2,000)
Security deposit	(1,200)	-
Bank overdraft	5,154	13,942
Accounts payable	2,888	(18,145)
Accrued expenses	(25,414)	5,860
Accrued interest	3,137	6,650
Refundable deposits	(3,000)	(9,300)
Deferred revenue	(23,750)	71,250
Purchase commitments	(2,509)	(5,995)
Net cash provided by (used in) operating activities	2,538	(22,188)

Cash flows from investing activities
Acquisition of property and equipment	(2,636)	-
Net cash used in investing activities	(2,636)	-

Cash flows from financing activities
Cash advanced by officer	100	-
Net cash provided by financing activities	100	-

Net increase (decrease) in cash and cash equivalents	-	(22,188)

Cash and cash equivalents at the beginning of year	-	22,188
Cash and cash equivalents at the end of year	$-	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,050	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

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

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months and six months ended March 31, 2016 and 2015, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of March 31, 2016, the Company's total liabilities exceeded its total assets by $395,740. The Company has a net profit of $73,243 for the six months ended March 31, 2016 and has recorded an accumulated deficit of $416,390 as of March 31, 2016. The Company has had difficulty in raising capital or obtaining trade credit from vendors. Additionally, the Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. On October 31, 2013, DKTI acquired mLight and still believes this transaction will provide an improved capital raising opportunity to initiate expansion opportunities and increase advertising capabilities. Management has further expanded its operations geographically to continue its revenue and profit growth. Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of mLight and its wholly-owned subsidiary Ding King Training Institute, Inc. All intercompany balances and transactions are eliminated in consolidation.

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $31,939 and $44,282 for the three months and six months ended March 31, 2016 as compared to bad debt expense of $9,400 and $13,850 for the three months and six months ended March 31, 2015, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months and six months ended March 31, 2016 was $763 and $1,481, and depreciation and amortization expense for the three months and six months ended March 31, 2015 was $747 and $1,494, respectively.

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

March 31, 2016 and 2015

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

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and six months ended March 31, 2016 and 2015, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Payroll Taxes

On January 21, 2016, the Company negotiated a settlement with the Internal Revenue Service ("IRS") taxing authority and agreed to a monthly payment of $756 starting March 15, 2016, to pay previously unpaid payroll tax obligations of $18,130 over a period of 24 months. The Company had accrued a total of $44,442 that included an estimate for penalties and interest. The IRS agreed to waive the charge for penalties and interest provided the Company submits a written request to the IRS for waiver of penalties and interest. The Company's request for waiver of penalties and interest is pending approval. The monthly payments of $756 has been deferred by the IRS pending resolution of the Company's waiver request. Management has reduced the payroll tax liability by $26,312 as a change in estimate, which is reflected in selling, general and administrative line item on the consolidated statements of operations for the three months and six months ended March 31, 2016. The Company has included the unpaid payroll taxes of $18,130 in accrued expenses on each of the balance sheets at March 31, 2016 and September 30, 2015, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

NOTE 4 – Notes Payable

Notes payable consists of:

	March 31,	September 30,
	2016	2015
	(Unaudited)

Note payable to individual, unsecured, 10% interest, due March 31, 2017	$50,000	$50,000

Note payable to individual, unsecured, 10% interest, due March 31, 2017	68,000	68,000

Note payable to individual, unsecured, 10% interest, due March 31, 2017	7,500	7,500
Total	$125,500	$125,500
Note payable - current portion	$125,500	$-
Note payable - long term portion	$-	$125,000

The Company has recorded interest expense of $1,569 and $3,318 for the three months and six months ended March 31, 2016, and $3,325 and $6,650 for the three months and six months ended March 31, 2015, respectively.

On January 9, 2015, the Company and the individual debt holder of the three promissory notes (then totaling $133,000) mutually agreed to extend the payment due date of these promissory notes due on March 31, 2015 to March 31, 2017.

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

March 31, 2016 and 2015

(Unaudited)

On January 7, 2016, the Company agreed to lease a real property in Greenville, South Carolina, under an operating lease arrangement for a thirty-six (36) months term commencing April 1, 2016 and expiring on March 31, 2019, for a monthly base rent of $900 and an additional monthly charge of $125 for common area maintenance.

The total rent expense including common area maintenance charges was $19,841 and $28,068, for the three months and six months ended March 31, 2016 compared to $7,229 and $14,458 for the three months and six months ended March 31, 2015. The minimum future payment commitment for the lease property is summarized below:

For the year ending September 30:	Payments
2016 (balance of the year)	$26,047
2017	46,126
2018	12,300
2019	6,150
Total	$90,623

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – Purchase Commitments

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). The Company initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $367,038 and $369,547 as of March 31, 2016 and September 30, 2015, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

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

NOTE 7 – Related Party Transactions

Transactions with the Shareholder

Cash received by the principal shareholder/Officer has been recorded as compensation to officer. The Company has recorded $24,000 and $68,184 as compensation expense for the three months and six months ended March 31, 2016, and $16,240 and $57,362 for the three months and six months ended March 31, 2015, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $600 as of March 31, 2016 and $500 as of September 30, 2015, towards its working capital requirements.

Purchases and Advances from Affiliated Entity

The Company had purchased its paintless repair tools in the past from Dent Tools Direct ("Dent Tools"), a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. The Company purchased $0 and $0 of tools from Dent Tools for the three months and six months ended March 31, 2016, and $6,377 and $27,689 of tools for the three months and six months ended March 31, 2015, respectively, of which $0 amounts were outstanding as payables at March 31, 2016 and September 30, 2015, respectively.

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

March 31, 2016 and 2015

(Unaudited)

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

The Company has recorded $0 and $23,750 in licensing revenues for the three months and six months ended March 31, 2016, and $23,750 and $38,750 in licensing revenues for the three months and six months ended March 31, 2015, respectively. As the license agreement expired on December 31, 2015, all revenue has been recognized. The Company currently has no license agreement in place to provide future revenues.

NOTE 8 – Stockholders' Equity

The Company's capitalization at March 31, 2016 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

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

As a result of all stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at March 31, 2016 and September 30, 2015, respectively.

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

For the three months and six months ended March 31, 2016, DKTI graduated 112 students and 175 students with completion of 140 courses and 215 courses, as compared to graduating 36 students and 73 students with 39 completed courses and 90 completed courses in the same comparable period of 2015, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California; however, limited classes have been offered in Missouri, South Carolina, New Jersey, Colorado and Texas. No online classes are presently offered by DKTI. DKTI currently has 5 non-employee instructors who teach the courses offered by DKTI on an as needed basis depending upon the demand for the courses.

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

Financial Operations Overview

Results of Operations for the three months and six months ended March 31, 2016 and March 31, 2015.

The consolidated results of operations for the three months and six months ended March 31, 2016 and 2015 included the results of operations of DKTI and mLight Tech.

Revenues for the three months ended March 31, 2016 and 2015 were $613,810 and $326,011, respectively. Revenues primarily comprise of training courses offered and licensing income earned by marketing online trade name and shopping cart. Revenues for the three months increased in 2016 by $264,800 or 76% primarily due to the increase in student enrollments and training course completions during the three months ended March 31, 2016 as compared to 2015. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more students add on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. During the three months ended March 31, 2016, 112 students graduated who were enrolled in 140 training courses as compared to 36 students graduated enrolling in 39 courses in the same comparable period in 2015. As a result, the Company recorded $422,579 in revenues earned from training courses completed in 2016 and $188,544 from the sale of tools and accessories as compared to $194,149 in revenues earned from training courses completed and $108,112 from sale of tools and accessories for the same comparable period in 2015. The Company recorded $0 in licensing income for the three months ended March 31, 2016 compared to $23,750 in licensing income for the same comparable three month period ended in 2015. The Company executed an exclusive license in 2013 and 2014 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. This agreement expired on December 31, 2015 and was not extended or renewed. The Company also offered additional training courses in 2015 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. The Company also recorded $2,687 in shipping income for the three months ended March 31, 2016 compared to $0 in shipping income for the three months ended March 31, 2015.

Revenues for the six months ended March 31, 2016 and 2015 were $1,178,480 and $656,533, respectively. Revenues increased for the six months ended March 31, 2015 by $521,947 or 80% primarily due to the increase in students' enrollment (102 students) and training course completions (125 courses) in 2016 as compared to 2015. The Company recorded $785,280 in revenues earned from training courses completed and $366,763 from sale of tools and accessories in six months ended March 31, 2016 as compared to $380,118 in revenues earned from training courses completed and $237,665 from sale of tools and accessories for the same comparable period in 2015. The Company recorded $23,750 in licensing income for the six months ended March 31, 2016 as compared to $38,750 in licensing income for the same comparable period in 2015. The Company also offered additional training courses noted above in 2015 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. The Company also recorded $2,687 in shipping income for the six months ended March 31, 2016, compared to $0 in shipping income for the six months ended March 31, 2015.

Cost of sales for the three months ended March 31, 2016 and 2015 was $302,751 and $179,464, respectively. Cost of sales as a percentage of tuition revenue was 50% for 2016 and 59% for 2015 because the Company offered discounted pricing for additional courses to students in both 2016 and 2015, and had kept the same number of instructors while the student enrollment increased in 2016. As a result, students to instructor ratio increased, which reduced the cost of sales as a percentage of tuition revenues. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the six months ended March 31, 2016 and 2015 were $562,092 and $390,268, respectively. Cost of sales as a percentage of tuition revenue decreased to 48% for 2016 as compared to 59% for the comparable period in 2015, primarily because the Company offered discounted pricing for additional courses to students both in 2016 and 2015. As a result, students to instructor ratio increased which reduced the cost of sales as a percentage of tuition revenues. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the three months ended March 31, 2016 were $339,281 compared to $166,333 for the same comparable period in 2015. Operating expenses primarily consist of selling, general and administrative expense ("S,G&A"). S,G&A increased by $172,932 or 104% in 2016 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in payroll expenses due to new hires and officer's compensation, increase in administrative and consulting expenses, increase in provision for bad debts, and increase in legal and professional fees. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Operating expenses for the six months ended March 31, 2016 were $544,832 compared to $329,322 for the same comparable period in 2015. S,G&A for the six months ended March 31, 2016 increased by $215,510 or 65% in 2016 as compared to 2015 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees, increase in payroll expense due to new hires and officer's compensation, and increase in provision for bad debts and administrative expenses. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Depreciation expense for the three months and six months ended March 31, 2016 was $763 and $1,481 compared to $747 and $1,494 for the same comparable periods in 2015.

Other income for the three months and six months ended March 31, 2016 was $0 and $5,625 compared to $0 for the same comparable periods in 2015. Other income in 2016 consisted of collection of accounts receivable amounting to $5,625 that were previously written off in prior periods.

Interest expense for the three months and six months ended March 31, 2016 was $1,569 and $3,138 as compared to $3,325 and $6,650 for the same comparable periods in 2015. Interest expense decreased by $1,756 for the three months ended March 31, 2016 and decreased by $3,512 for the six months ended March 31, 2016 as compared to prior year comparable periods because the Company negotiated the interest rate on the three promissory notes of $68,000, $50,000 and $15,000 from 10% per annum to 5% per annum.

As a result of the above explanations, the Company recorded a net loss of $29,791 for the three months ended March 31, 2016 compared to a net loss of $23,271 for the same comparable period in 2015. The Company recorded a net income of $73,243 for the six months ended March 31, 2016 as compared to a net loss of $70,117 for the same comparable period in 2015.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the six months ended March 31, 2016 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $73,243 for the six months ended March 31, 2016 and net cash flows provided by operating activities were $2,538. In addition, we have an accumulated deficit of $416,390 and working capital deficiency of $410,537 as of March 31, 2016. Management's plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows a raise capital by borrowing and/or sale of common shares to continue as a going concern. Management has successfully negotiated an agreement with a debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. There is no assurance these plans will be realized.

Operating Activities

Net cash flows provided by operating activities for the six months ended March 31, 2016 was $2,538, primarily due to the net income of $73,243, depreciation and amortization expense of $1,481, bad debt expense of $44,282, increase in accounts receivable of $71,774, increase in security deposit of $1,200, increase in bank overdraft of $5,154, increase in accounts payable of $2,888, decrease in accrued expenses of $25,414, increase in accrued interest of $3,137, decrease in refundable deposits of $3,000, decrease in deferred revenues of $23,750, and decrease in purchase commitments of $2,509.

Investing Activities

Net cash flows used in investing activities for the six months ended March 31, 2016 was due to purchase of property and equipment of $2,636.

Financing Activities

Net cash flows provided by financing activities for the six months ended March 31, 2016 was $100 due to cash advanced by officer for working capital.

As a result of the above activities, we did not experience a change in cash and cash equivalents for the six months ended March 31, 2016. Cash and cash equivalents at March 31, 2016 and September 30, 2015 were $0 as we were overdrawn in our bank account.

To date, we have financed our operations primarily through borrowings from our President and Chief Executive Officer and more recently by executing promissory notes for our working capital requirements. Our working capital and other capital requirements for the next twelve months to bring our proposed training programs to commercial viability will vary based upon a number of factors, including but not limited to obtaining approvals from various states to open new training schools in their states, and signing up for federally funded programs to open training schools. However, because several factors related to the growth of our operations remain outside of our control e.g. timing of the approvals by states for us to open training schools, there can be no assurance we will achieve commercial viability. Due to the limited funds available, the Company has partnered with its former students to act as instructors in Missouri and Texas, and using their facilities to offer training courses to students.

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

As of March 31, 2016, management has assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the updated Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to no independent board members; lack of any outside directors on our board of directors, which results in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; inadequate financial close process to capture expenses in the proper period and other cut-off errors; and, management dominated by a single individual/small group without adequate compensating controls. The aforementioned material weaknesses continued to be present during the current reporting period, based upon the assessment of disclosure controls and procedures conducted by our President in connection with the review of our financial statements as of March 31, 2016.

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

mLight Tech, Inc.

Date: May 13, 2016	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

