Form 10-Q
period 2016-06-30
mLight Tech, Inc.
filed 2016-08-12
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of August 12, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Current assets
Accounts receivable, net of allowance of $32,578 and $43,983 at June 30, 2016 and September 30, 2015, respectively	$190,291	$179,033
Total current assets	190,291	179,033

Property and equipment, net	6,564	6,172
Security deposit	10,756	6,270
Total Assets	$207,611	$191,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$296	$1,701
Accounts payable	87,339	73,583
Accrued expenses	39,002	50,238
Accrued interest	17,125	12,419
Refundable deposits	220	3,220
Deferred revenue	-	23,750
Payable to officer	600	500
Purchase commitments	366,824	369,547
Notes payable, current portion, net of discount of $37,927 at June 30, 2016 and $0 at September 30, 2015	209,783	-
Total current liabilities	721,189	534,958

Notes payable, long term portion, net of debt discount of $5,973 and $0 at June 30, 2016 and September 30, 2015	13,272	125,500

Total Liabilities	734,461	660,458

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	20,650	20,650
Accumulated deficit	(547,500)	(489,633)
Total stockholders' equity (deficit)	(526,850)	(468,983)

Total Liabilities and Stockholders' Equity (Deficit)	$207,611	$191,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues
Tuition	$760,112	$481,600	$1,912,155	$1,099,383
Licensing fees	-	23,750	23,750	62,500
Other	3,588	-	6,276	-
Total revenues	763,700	505,350	1,942,181	1,161,883

Cost of sales	381,716	195,384	943,808	585,652

Gross profit	381,984	309,966	998,373	576,231

Operating expenses
Selling, general and administrative	494,138	221,159	1,043,114	548,987
Depreciation and amortization	763	540	2,244	2,034
Total operating expenses	494,901	221,699	1,045,358	551,021

Income (loss) from continuing operations	(112,917)	88,267	(46,985)	25,210

Other income (expenses)
Interest expense	(6,944)	(3,325)	(10,082)	(9,975)
Total other income (expenses)	(6,944)	(3,325)	(10,082)	(9,975)

Income (loss) from operations before income tax	(119,861)	84,942	(57,067)	15,235

Provision for income tax	-	800	800	1,210

Net income (loss)	$(119,861)	84,142	$(57,867)	$14,025

Basis and diluted net income (loss) per share	$(0.00)	0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding	206,500,000	206,500,000	206,500,000	206,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(57,867)	$14,025
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,244	2,034
Amortization of debt discount	5,375	-
Bad debts	84,333	39,071
Changes in operating assets and liabilities
Accounts receivable	(95,590)	(133,394)
Security deposit	(4,486)	-
Bank overdraft	(1,405)	10,739
Accounts payable	13,756	(12,236)
Accrued expenses	(11,236)	16,809
Accrued interest	4,706	9,975
Refundable deposits	(3,000)	(9,300)
Deferred revenue	(23,750)	47,500
Purchase commitments	(2,723)	(7,411)
Net cash used in operating activities	(89,643)	(22,188)

Cash flows from investing activities
Acquisition of property and equipment	(2,636)	-
Net cash used in investing activities	(2,636)	-

Cash flows from financing activities
Cash proceeds from loan payable	109,500	-
Cash paid for loans payable	(17,321)	-
Cash advanced by officer	100	-
Net cash provided by financing activities	92,279	-

Net increase (decrease) in cash and cash equivalents	-	(22,188)

Cash and cash equivalents at the beginning of year	-	22,188

Cash and cash equivalents at the end of year	$-	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,050	$1,050
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

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

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months and nine months ended June 30, 2016 and 2015, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of June 30, 2016, the Company's total liabilities exceeded its total assets by $526,850. The Company has a net loss of $57,867 for the nine months ended June 30, 2016 and has recorded an accumulated deficit of $547,500 as of June 30, 2016. The Company has had difficulty in raising capital or obtaining trade credit from vendors. Additionally, the Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Management has further expanded its operations geographically to continue its revenue growth. Management has negotiated an extension for its note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $44,094 and $84,333 for the three months and nine months ended June 30, 2016 as compared to bad debt expense of $25,221 and $39,071 for the three months and nine months ended June 30, 2015, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months and nine months ended June 30, 2016 was $763 and $2,244, and depreciation and amortization expense for the three months and nine months ended June 30, 2015 was $540 and $2,034, respectively.

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

June 30, 2016 and 2015

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

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and nine months ended June 30, 2016 and 2015, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Payroll Taxes

On January 21, 2016, the Company negotiated a settlement with the Internal Revenue Service ("IRS") taxing authority and agreed to a monthly payment of $756 starting March 15, 2016, to pay previously unpaid payroll tax obligations of $18,130 over a period of 24 months. The Company had accrued a total of $44,442 that included an estimate for penalties and interest. The IRS has agreed to waive the charge for penalties and interest provided the Company submits a written request to the IRS for waiver of penalties and interest. The Company has submitted a request for waiver of penalties and interest, and is awaiting for approval. The monthly payment of $756 has been deferred by the IRS pending resolution of the Company's waiver request. Management has reduced the payroll tax liability by $26,312 as a change in estimate, which is reflected in selling, general and administrative line item on the consolidated statements of operations for the nine months ended June 30, 2016. The Company has included this unpaid payroll taxes obligation of $18,130 in accrued expenses on the balance sheet at June 30, 2016.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

NOTE 4 - Notes Payable

Notes payable consists of:

	June 30, 2016	September 30, 2015
	(Unaudited)

Note payable to individual, unsecured, 5% interest, due March 31, 2017	$50,000	$50,000

Note payable to individual, unsecured, 5% interest, due March 31, 2017	68,000	68,000

Note payable to individual, unsecured, 5% interest, due March 31, 2017	7,500	7,500

Note payable to bank, secured, week day payment of $481.14 for 330 weekdays	141,454	-
	266,954	125,500
Less: Debt discount	(43,900)	-
	$223,054	$125,500

Notes payable - current portion, net of debt discount of $37,927	$209,783	$-
Notes payable - long term portion, net of debt discount of $5,973	$13,271	$125,500

On January 9, 2015, the Company and the individual debt holder of the three promissory notes (then totaling $133,000) mutually agreed to extend the payment due date of these promissory notes due on March 31, 2015 to March 31, 2017.

On May 9, 2016, the Company entered into a Business Loan Agreement ("Loan Agreement") with a bank and received cash proceeds of $109,500. The loan is secured by the assets of the Company, and requires the Company to make a weekday payment of $481.14 for 330 weekdays. The Loan Agreement specifically requires the Company to use the cash proceeds solely for its working capital needs and not to be used for funding dividends or distributions to shareholders. The Company is in violation of the terms of Loan Agreement since the Company used to cash proceeds received to fund officer's compensation.

The Company has recorded a total interest expense of $6,944 and $10,082 for the three months and nine months ended June 30, 2016, and $3,325 and $9,975 for the three months and nine months ended June 30, 2015, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

NOTE 5 – Commitments and Contingencies

Operating Lease

The Company leases real property in Costa Mesa, California, under an operating lease which commenced on August 1, 2014 for a term of thirty-six (36) months and expires on July 31, 2017. During the lease term, the Company shall pay an initial monthly base rent of $1,843 plus its share of monthly direct expense charge of $566 for a total initial monthly rent of $2,409 for a period of twelve (12) months. The monthly base rent will increase to $1,899 commencing August 1, 2015 and continuing through July 31, 2016, and to $1,956 commencing August 1, 2016 and continuing through July 31, 2017, respectively. The monthly direct expense charge is subject to adjustment pursuant to the terms of the lease. The Company paid a security deposit of $6,270 upon execution of the lease.

On September 25, 2015, the Company executed another leased property in Costa Mesa, California, under an operating lease which commenced on October 1, 2015 for a term of twenty (20) months that expires on July 31, 2017. During the first twelve months of the lease term, the Company shall pay a monthly base rent of $712 plus its share of monthly common area maintenance charge of $120 for a total monthly commitment of $832. Thereafter, starting October 1, 2016, the monthly base rent will increase to $741 plus monthly share of common are maintenance of $120 for a total monthly commitment of $861. The Company paid a security deposit of $861 on this lease.

On January 7, 2016, the Company agreed to lease a real property in Greenville, South Carolina, under an operating lease arrangement for a thirty-six (36) months term commencing April 1, 2016 for a monthly base rent of $900 and an additional monthly charge of $125 for common area maintenance. The Company paid a security deposit of $1,025 and the lease expires on March 31, 2019.

On June 27, 2016, the Company entered into an operating lease whereby, the Company sub-leased an office space from a third party effective June 1, 2016, at a monthly rent of $1,400 for a period of twenty-five (25) months. The Company paid a security deposit of $1,400 and the sub-lease expires on June 30, 2018.

The total rent expense including common area maintenance charges was $18,741 and $46,810, for the three months and nine months ended June 30, 2016 compared to $7,229 and $21,687 for the three months and nine months ended June 30, 2015. The minimum future payment commitment for the lease property is summarized below:

For the year ending September 30:	Payments
2016 (balance of the year)	$17,280
2017	62,926
2018	24,900
2019	6,150
Total	$111,256

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

NOTE 6 – Purchase Commitments

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). The Company initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $366,824 and $369,547 as of June 30, 2016 and September 30, 2015, respectively.

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

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

NOTE 7 – Related Party Transactions

Transactions with the Shareholder

Cash received by the principal shareholder/Officer has been recorded as compensation to officer. The Company has recorded $189,342 and $257,525 as compensation expense for the three months and nine months ended June 30, 2016, and $29,995 and $87,357 for the three months and nine months ended June 30, 2015, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $600 as of June 30, 2016 and $500 as of September 30, 2015, towards its working capital requirements (See Note 4).

Purchases and Advances from Affiliated Entity

The Company had purchased its paintless repair tools in the past from Dent Tools Direct ("Dent Tools"), a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. The Company purchased no tools from Dent Tools for the three months and nine months ended June 30, 2016, and $0 and $102,579 of tools for the three months and nine months ended June 30, 2015, respectively, of which no amounts were outstanding as payables at June 30, 2016 and September 30, 2015, respectively.

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

The Company has recorded $0 and $23,750 in licensing revenues for the three months and nine months ended June 30, 2016, and $23,750 and $62,500 in licensing revenues for the three months and nine months ended June 30, 2015, respectively. As the license agreement expired on December 31, 2015, all revenue has been recognized. The Company currently has no license agreement in place to provide future revenues.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

NOTE 8 – Stockholders' Equity

The Company's capitalization at June 30, 2016 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

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

As a result of all stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at June 30, 2016 and September 30, 2015, respectively.

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

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2015 Annual Report filed with the Securities and Exchange Commission on December 28, 2015 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

For the three months and nine months ended June 30, 2016, DKTI graduated 113 students and 288 students with completion of 127 courses and 342 courses, as compared to graduating 67 students and 140 students with 80 completed courses and 170 completed courses in the same comparable period of 2015, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its courses at one location in Costa Mesa, California; however, limited classes have been offered in Missouri, South Carolina, New Jersey, Colorado and Texas. No online classes are presently offered by DKTI. DKTI currently has 6 non-employee instructors who teach the courses offered by DKTI on an as needed basis depending upon the demand for the courses.

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

Financial Operations Overview

Results of Operations for the three months and nine months ended June 30, 2016 and 2015.

The consolidated results of operations for the three months and nine months ended June 30, 2016 and 2015 included the results of operations of DKTI and mLight Tech.

Revenues for the three months ended June 30, 2016 and 2015 were $763,700 and $505,350, respectively. Revenues primarily comprised of training courses and tools and accessories offered to the students and licensing income earned by marketing online trade name and shopping cart. Revenues for the three months increased in 2016 by $258,350 or 51% primarily due to the increase in student enrollments and training course completions during the three months ended June 30, 2016 as compared to 2015. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more students add on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Missouri, South Carolina, New Jersey, Colorado and Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. During the three months ended June 30, 2016, 113 students graduated who were enrolled in 127 training courses as compared to 67 students graduated enrolling in 80 courses in the same comparable period in 2015. As a result, the Company recorded $496,392 in revenues earned from training courses completed in 2016 and $265,715 from the sale of tools and accessories as compared to $323,699 in revenues earned from training courses completed and $157,901 from the sale of tools and accessories for the same comparable period in 2015. The Company recorded $0 in licensing income for the three months ended June 30, 2016 compared to $23,750 in licensing income for the same comparable three month period ended in 2015. The Company executed an exclusive license in 2013 and 2014 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. This agreement expired on December 31, 2015 and was not extended or renewed. The Company also offered additional training courses in 2015 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. In addition, the Company recorded $3,588 in shipping income for the three months ended June 30, 2016 compared to $0 in shipping income for the same comparable period in 2015.

Revenues for the nine months ended June 30, 2016 and 2015 were $1,942,181 and $1,161,883, respectively. Revenues increased for the nine months ended June 30, 2016 over 2015 by $780,298 or 67% primarily due to the increase in students' enrollment (288 students) and training course completions (342 courses) in 2016 as compared to students' enrollment (140 students) and training course completions (170 courses) in 2015. The Company recorded $1,281,172 in revenues earned from training courses completed and $630,983 from sale of tools and accessories in nine months ended June 30, 2016 as compared to $703,816 in revenues earned from training courses completed and $395,567 from sale of tools and accessories for the same comparable period in 2015. The Company recorded $23,750 in licensing income for the nine months ended June 30, 2016 as compared to $62,500 in licensing income for the same comparable period in 2015. The Company also offered additional training courses noted above in 2015 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. In addition, the Company recorded $6,276 in shipping income for the nine months ended June 30, 2016, compared to $0 in shipping income for the same comparable period in 2015.

Cost of sales for the three months ended June 30, 2016 and 2015 was $381,716 and $195,384, respectively. Cost of sales as a percentage of tuition revenue was 50% for 2016 and 41% for 2015. The Company offered discounted pricing for additional courses to students in both 2016 and 2015, and increased the number of instructors while the student enrollment increased in 2016. The Company kept the same number instructors in 2015 while the student enrollment increased. As a result, students to instructor ratio decreased, which increased the cost of sales as a percentage of tuition revenue in 2016 over 2015. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the nine months ended June 30, 2016 and 2015 were $943,808 and $585,652, respectively. Cost of sales as a percentage of tuition revenue decreased to 49% for 2016 as compared to 53% for the comparable period in 2015, primarily because the Company offered discounted pricing for additional courses to students both in 2016 and 2015. As a result, students to instructor ratio increased which reduced the cost of sales as a percentage of tuition revenues. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the three months ended June 30, 2016 were $494,901 compared to $221,699 for the same comparable period in 2015. Operating expenses primarily consist of selling, general and administrative expense ("S,G&A"). S,G&A increased by $272,979 or 123% in 2016 as compared to 2015 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in payroll expenses due to new hires and increase in officer's compensation, increase in administrative and consulting expenses, increase in provision for bad debts, and increase in legal and professional fees. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Operating expenses for the nine months ended June 30, 2016 were $1,045,358 compared to $551,021 for the same comparable period in 2015. S,G&A for the nine months ended June 30, 2016 increased by $494,127 or 90% in 2016 as compared to 2015 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees, increase in payroll expense due to new hires and increase in officer's compensation, and increase in provision for bad debts and administrative expenses. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Depreciation expense for the three months and nine months ended June 30, 2016 was $763 and $2,244 compared to $540 and $2,034 for the same comparable periods in 2015.

Interest expense for the three months and nine months ended June 30, 2016 was $6,944 and $10,082 as compared to $3,325 and $9,975 for the same comparable periods in 2015. Interest expense increased by $3,619 for the three months ended June 30, 2016 and increased by $107 for the nine months ended June 30, 2016 as compared to prior year comparable periods in 2015 because the Company re-negotiated the interest rate from 10% per annum to 5% per annum payable on the three promissory notes of $68,000, $50,000 and $15,000. In addition, on May 9, 2016, the Company executed a note payable to a bank and recorded $49,275 as a debt discount. The Company recorded interest expense of $5,375 as the amortization of debt discount for the three months and nine months ended June 30, 2016 as compared to $0 for the comparable periods of 2015

As a result of the above explanations, the Company recorded a net loss of $119,861 and $57,867 for the three months and nine months ended June 30, 2016, compared to a net income of $84,412 and $14,025 for the same comparable periods in 2015.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the nine months ended June 30, 2016 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net loss of $45,867 for the nine months ended June 30, 2016 and net cash flows used in operating activities were $89,643. In addition, we have an accumulated deficit of $535,499 and a working capital deficiency of $532,169 as of June 30, 2016. Management's plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by borrowing and/or sale of common shares to continue as a going concern. Management has successfully negotiated an agreement with a debt holder to extend the due date of payment of promissory notes by additional two years to March 31, 2017. There is no assurance these plans will be realized.

Operating Activities

Net cash flows used in operating activities for the nine months ended June 30, 2016 was $89,643, primarily due to the net loss of $57,867, depreciation and amortization expense of $2,244, amortization of debt discount of $5,375, bad debt expense of $84,333, increase in accounts receivable of $95,590, increase in security deposit of $4,486, decrease in bank overdraft of $1,405, increase in accounts payable of $13,755, decrease in accrued expenses of $11,236, increase in accrued interest of $4,705, decrease in refundable deposits of $3,000, decrease in deferred revenues of $23,750, and decrease in purchase commitments of $2,723.

Investing Activities

Net cash flows used in investing activities for the nine months ended June 30, 2016 was due to purchase of property and equipment of $2,636.

Financing Activities

Net cash flows provided by financing activities for the nine months ended June 30, 2016 was $92,279 due to the cash proceeds of $109,500 received by the Company from a loan payable, which was used to fund officer's compensation, offset by cash paid against the loan payable of $17,321, and $100 cash advanced by the officer for the Company's working capital requirements.

As a result of the above activities, we did not experience a change in cash and cash equivalents for the nine months ended June 30, 2016. Cash and cash equivalents at June 30, 2016 and September 30, 2015 were $0 as we were overdrawn in our bank account.

To date, we have financed our operations primarily through borrowings from our President/ Chief Executive Officer and more recently by executing promissory notes for our working capital requirements. Our working capital and other capital requirements for the next twelve months to bring our proposed training programs to commercial viability will vary based upon a number of factors, including but not limited to obtaining approvals from various states to open new training schools in their states, and signing up for federally funded programs to open training schools. However, because several factors related to the growth of our operations remain outside of our control e.g. timing of the approvals by states for us to open training schools, there can be no assurance we will achieve commercial viability. Due to the limited funds available, the Company has partnered with its former students to act as instructors in Missouri and Texas, and using their facilities to offer training courses to students.

We believe that funds generated from our operations, plus those we have raised from borrowings will not be sufficient to support our operations for the next twelve months. However, it is possible that we will not be able to maintain our training programs and other services through such period or we will not raise sufficient additional funds from borrowings or sale of our common stock to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

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

As of June 30, 2016, management has assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the updated Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to no independent board members; lack of any outside directors on our board of directors, which results in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; inadequate financial close process to capture expenses in the proper period and other cut-off errors; and, management dominated by a single individual/small group without adequate compensating controls. The aforementioned material weaknesses continued to be present during the current reporting period, based upon the assessment of disclosure controls and procedures conducted by our President in connection with the review of our financial statements as of June 30, 2016.

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

We anticipate that these initiatives will be at least partially be implemented as financial resources become available to us to fund these remediation efforts. Since our last periodic filing, we have not been able to proceed with these initiatives, nor do we anticipitate to be able to without a significant capital raising transaction.

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

____________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

Date: August 12, 2016	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

