Form 10-K
period 2016-09-30
mLight Tech, Inc.
filed 2017-01-13
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

State issuer's revenues for its most recent fiscal year: $2,560,473

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was $132,000 as of March 31, 2016.

As of January 13, 2017, there were 206,500,000 shares of the issuer's $0.0001 par value common stock issued and outstanding.

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

On October 31, 2013, mLight acquired all of the issued and outstanding capital stock of The Ding King Training Institute, Inc. ("Ding King" or "DKTI") an entity controlled by Todd Sudeck, our sole officer and director. As a result of the closing of the Agreement of Purchase and Sale of Stock, the Company acquired Ding King and Ding King became the wholly-owned subsidiary of mLight.

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

DKTI offers a full range of training courses in Costa Mesa, California and beginning in July 2014, it has offered a course in Paintless Dent Repair in five other states: Arlington, Texas; Springfield, Missouri; Denver, Colorado, Greenville, South Carolina; and Long Island, New York. No online classes are presently offered by DKTI. DKTI presently has 5 instructors who teach the courses offered by DKTI.

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

4

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

Employees and Employment Agreements

As of the filing date hereof, we have eight (8) full time employees, including our sole officer and director, and five (5) independent contractors, including the instructors for our courses. As our business develops, we expect to develop a compensation program for all of our personnel, subject to the approval by our Board of Directors. We further expect that the specific direction, emphasis and components of an executive compensation program will evolve. Factors that may affect our compensation policies include the hiring of full-time employees, converting independent contractors to employees, our future revenue growth and profitability and the increasing complexity of our business operations. There are no formal employment agreements between the Company and our current employees.

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

In order to expand our business operations, we anticipate that we may have to raise additional funding, estimated to be approximately $150,000 over the next 12 months to expand the number of training locations geographically, increase our sales and marketing efforts to increase the number of students and other possible expansion efforts. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for other financing.

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

THE COMPANY'S AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the opinion of our auditors as reflected in their report for the year ended September 30, 2016, we continue to have a severe liquidity issues which raises substantial doubt about the Company's ability to continue as a going concern. There is no assurance that our auditors will not continue to express substantial doubt on our ability to continue as a going concern.

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

Item 2 - Properties

The Company presently maintains its executive offices, including its training facilities, in two leased facilities in Costa Mesa, California, one in Long Island, New York and one in Greensville, South Carolina. The facilities consist of offices and a work area, and the monthly rent for all four facilities approximate $7,008. The current leases expire from July 31, 2017 to May 31, 2019.

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

Periods	High Bid	Low Bid
10/01/2014 – 12/31/2014	$0.004	$0.004
01/01/2015 – 03/31/2015	$0.004	$0.004
04/01/2015 – 06/30/2015	$0.004	$0.004
07/01/2015 – 09/30/2015	$0.004	$0.0001

10/01/2015 – 12/31/2015	$0.0052	$0.0025
01/01/2016 – 03/31/2016	$0.0088	$0.0036
04/01/2016 – 06/30/2016	$0.0001	$0.0061
07/01/2016 – 09/30/2016	$0.0089	$0.0037

On September 25, 2014, the Securities and Exchange Commission ("Commission") issued an Order suspending trading of the Company's common stock. The trading was permitted by the Commission to resume on October 9, 2014.

The bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of September 30, 2016, there were 206,500,000 shares of Common Stock outstanding.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of September 30, 2016, there are three (3) stockholders of record and approximately 1,100 beneficial shareholders of our common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2016.

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

The merger between mLight Tech, Inc. and The Ding King Training Institute, Inc. ("DKTI") has been accounted for as a recapitalization. DKTI was the acquirer for financial reporting purposes and mLight is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of DKTI. The assets and liabilities of mLight are recorded at their historical cost basis, and the consolidated financial statements after completion of the merger include the assets and liabilities of DKTI and mLight, and the historical operations of DKTI and operations of the combined company from the closing date of the merger.

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

For the year ended September 30, 2016, DKTI graduated388 students with completion of 466 courses, as compared to graduating 208 students completing 262 courses in 2015, with the majority of students completed courses in paintless dent repair and interior restoration. DKTI offers its training courses at its corporate headquarters located in Costa Mesa, California, and at five satellite training locations in the states of Colorado, Texas, Missouri, South Carolina and Long Island, New York. No online classes are presently offered by DKTI. DKTI currently has five (5) non-employee instructors who teach the courses offered by DKTI.

Financial Operations Overview

Results of Operations for the year ended September 30, 2016 and 2015

The consolidated results of operations include the results of operations of DKTI and mLight for the twelve months ended September 30, 2016 and 2015, respectively.

Revenues for the years ended September 30, 2016 and 2015 were $2,560,473 and $1,681,541, respectively. Revenues comprised of training courses offered, sale of tools and accessories, and licensing income earned by marketing online trade name and shopping cart. Revenues increased in 2016 by $878,932 or 52% primarily due to the increase in student enrollments and training course completions during the year ended September 30, 2016 as compared to 2015. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more students add on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Missouri, South Carolina, New Jersey, Colorado and Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. As a result, during the year ended September 30, 2016, 388 students graduated who were enrolled in 466 training courses as compared to 208 students graduated enrolling in 262 courses in 2015. The Company recorded $1,667,089 in revenues earned from training courses completed in 2016 as compared to $1,026,787 in revenues earned from training courses completed for the same comparable period in 2015. The Company sold tools and accessories to its students and recorded $857,731 in revenues for the year ended September 30, 2016 as compared to $568,504 for the same comparable period in 2015. The Company recorded $23,750 in licensing income for the year ended September 30, 2016 as compared to $86,250 for the same comparable period in 2015. The Company executed an exclusive license in 2013 and 2014 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. This agreement expired on December 31, 2015 and was not extended or renewed. The Company also offered additional training courses in 2015 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. In addition, the Company recorded $11,902 in shipping income for sale of tools to its students for the year ended September 30, 2016 compared to $0 in shipping income for the same comparable period in 2015.

Cost of sales for the year ended September 30, 2016 and 2015 were $1,339,314 and $853,679, respectively. Cost of sales as a percentage of revenue was approximately 52% and 51% for the years ended September 30, 2016 and 2015, respectively. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the year ended September 30, 2016 and 2015 were $1,446,331 and $723,694, respectively. Operating expenses primarily consisted of selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses (S,G&A) for the year ended September 30, 2016 and 2015 were $1,443,324 and $721,533, respectively. S,G&A increased by $721,791 or 100% in 2016 primarily due to increase in legal and professional fees, compensation and consulting fees, advertising, rent and bad debt expense, and costs associated of being a public company. Management expects our costs to continue to fluctuate until we begin to generate a substantial increase in revenues.

Interest expense for the year ended September 30, 2016 and 2015 was $21,307 and $5,876, respectively. Interest expense increased by $15,431for the year ended September 30, 2016 as compared to prior year because on May 9, 2016, the Company executed a note payable to a bank and recorded $49,275 as a debt discount. The Company recorded interest expense of $14,932 as the amortization of debt discount for the year ended September 30, 2016 as compared to $0 for the comparable periods of 2015. In addition, the Company negotiated the interest rate on the three promissory notes of $68,000, $50,000 and $15,000 from 10% per annum to 5% per annum. The Company made cash payments of $7,500 on the $15,000 promissory note in 2015, which resulted in reduction of interest expense for the year ended September 30, 2016 and 2015, respectively.

As a result of the above explanations, the Company recorded a net loss of $247,279 for the year ended September 30, 2016 as compared to a net income of $96,732 for the same comparable period in 2015.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the years ended September 30, 2016 and 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net loss of $247,279 for the year ended September 30, 2016 and net cash used in operating activities was $121,888. In addition, we have an accumulated deficit of $736,912 and working capital deficiency of $732,819 as of September 30, 2016. Management's plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise funds by issuing debt securities to continue as a going concern. Management has successfully negotiated an agreement with a debt holder to extend the due date of $125,500 promissory notes to December 31, 2017. There is no assurance these plans will be realized.

Operating activities

Net cash flows used in operating activities for the year ended September 30, 2016 was $121,888, primarily due to the net loss of $247,279, depreciation and amortization expense of $3,007, amortization of debt discount of $14,932, bad debt expense of $121,832, increase in accounts receivable of $65,252, increase in security deposit of $4,486, increase in bank overdraft of $13,452, increase in accounts payable of $75,194, decrease in accrued expenses of $9,805, increase in accrued interest of $6,275, decrease in refundable deposits of $2,000, decrease in deferred revenue of $23,750, and decrease in purchase commitments of $4,008.

Investing activities

Net cash flows used in investing activities for the year ended September 30, 2016 was $2,636 due to the acquisition of property and equipment.

Financing activities

Net cash flows provided by financing activities for the year ended September 30, 2016 was $124,524 principally due to the cash proceeds from loan payable of $109,500, repayment of loan payable of $49,076, and cash received from officer of $64,100 for working capital needs of the Company.

As a result of the above activities, we experienced a net decrease in cash of $0 for the year ended September 30, 2016. Cash balance at September 30, 2016was $0as we were overdrawn in our bank account by $15,153.

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

We believe that funds generated from our operations, plus those we have raised from borrowings will not be sufficient to support our operations for the next twelve months. However, it is possible that we will not be able to maintain our training programs and other services through such period or we will not raise sufficient additional funds from borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

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

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties in the treasury and banking functions consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2016.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Management believes that the appointment of one or more outside directors will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Such appointment of a director will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Given our lack of financial resources, such initiatives have not been funded and we cannot predict when they will be implemented.

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

Name	Age	Position
Todd Sudeck	51	CEO, President, Secretary, CFO and Director

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

Family Relationships

The Company paid compensation for services to Mr. Sudeck’s spouse in the amount of $86,752 and $82,310 for the years ended September 30, 2016 and 2015, respectively. In addition, the Company paid compensation for services to Mr. Sudeck’s son in the amount of $10,443 and $0, for the years ended September 30, 2016 and 2015, respectively

Legal Proceedings

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

Summary Compensation Table

The compensation of the named executive officers for the last two completed fiscal years ended September 30, 2016 and September 30, 2015 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compen-sation $	Total $
Todd Sudeck	2016	283,881	-	-	-	-	-	-	283,881
CEO, President, CFO and Secretary	2015	133,560	-	-	-	-	-	-	133,560

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

Long-Term Incentive Plans

As of September 30, 2016, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended September 30, 2016, we have no outstanding equity awards.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Employment Contracts

We currently do have any employment contracts with our sole officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2016, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2016, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2016, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

Related Party Transactions

On October 31, 2013, the Company and our sole officer and director closed a transaction whereby the Company acquired all of the issued and outstanding capital stock of The Ding King Training Institute from our sole officer and director in exchange for 2,500,000 restricted shares of our common stock.

Transactions with the Shareholder

Cash received by the principal shareholder/officer have been recorded as compensation to officer. The Company has recorded $283,881 and $133,560 as compensation expense for the years ended September 30, 2016 and 2015, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $64,600 and $500 as of September 30, 2016 and 2015, respectively, towards the working capital requirements.

Purchases and Advances from Affiliated Entity

The Company purchases its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the years ended September 30, 2016 and 2015, the Company purchased $0 and $102,579 of tools from Dent Tools, of which no amounts were outstanding as payables at September 30, 2016 and 2015, respectively.

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

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash or sell product in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. The Company has recorded $23,750 and $86,250 in licensing revenues for the years ended September 30, 2016 and 2015, respectively. In addition, the Company recorded $0 and $23,750 as deferred revenues as of September 30, 2016 and 2015, respectively. As the license agreement expired on December 31, 2015, all revenue has been recognized. The Company currently has no license agreement in place to provide future revenues.

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

	September 30, 2016	September 30, 2015

(i) Audit Fees	$39,200	$30,550

(ii) Audit Related Fees	$-	$-

(iii) Tax Fees	$-	$-

(iv) All Other Fees	$-	$-

Total	$39,200	$30,550

Audit Fees -The aggregate fees engaged in each of the years ended September 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $39,200 and $30,550, respectively.

Audit-Related Fees - Fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended September 30, 2016 and 2015 were $0 and $0, respectively.

Tax Fees - For the year ended September 30, 2016 and 2015, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees - None

Pre-Approval Policies and Procedures - Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15 – Exhibits

21.	Subsidiaries of the Company

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

_______________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mLight Tech, Inc.

January 13, 2017	By	/s/ Todd Sudeck
	Name	Todd Sudeck
	Its:	Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Todd Sudeck	January 13, 2017
Todd Sudeck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Todd Sudeck	January 13, 2017
Todd Sudeck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of mLight Tech, Inc. required to be included in Items 8 and 15 are listed below:

MLIGHT TECH, INC.

Consolidated Financial Statements for the years ended September 30, 2016 and 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

mLight Tech, Inc.

We have audited the consolidated balance sheets of mLight Tech, Inc. and Subsidiary (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mLight Tech, Inc. and Subsidiary as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues, including a working capital deficit. The Company has not generated sufficient cash flow to repay its current and future obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP

Irvine, California

January 13, 2017

FINANCIAL STATEMENTS

MLIGHT TECH, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
ASSETS
Current assets
Accounts receivable, net of allowance of $32,578 and $43,983 at September 30, 2016 and September 30, 2015, respectively	$122,453	$179,033
Total current assets	122,453	179,033

Property and equipment, net	5,801	6,172
Security deposit	10,756	6,270
Total Assets	$139,010	$191,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$15,153	$1,701
Accounts payable	148,777	73,583
Accrued expenses	40,433	50,238
Accrued interest	18,695	12,419
Refundable deposits	1,220	3,220
Deferred revenue	-	23,750
Payable to officer	64,600	500
Purchase commitments	365,538	369,547
Notes payable, current portion, net of discount of $34,343 at September 30, 2016 and $0 at September 30, 2015	200,856	-
Total current liabilities	855,272	534,958

Notes payable, long term portion	-	125,500

Total Liabilities	855,272	660,458

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively	20,650	20,650
Accumulated deficit	(736,912)	(489,633)
Total stockholders' equity (deficit)	(716,262)	(468,983)

Total Liabilities and Stockholders' Equity (Deficit)	$139,010	$191,475

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2016	2015
Revenues
Tuition	$2,524,821	$1,595,291
Licensing fees	23,750	86,250
Other	11,902	-
Total revenues	2,560,473	1,681,541

Cost of sales	1,339,314	853,679

Gross profit	1,221,159	827,862

Operating expenses
Selling, general and administrative	1,443,324	721,533
Depreciation and amortization	3,007	2,161
Total operating expenses	1,446,331	723,694

Income (loss) from continuing operations	(225,172)	104,168

Other income (expenses)
Interest expense	(21,307)	(5,876)
Total other income (expenses)	(21,307)	(5,876)

Income (loss) from operations before income tax	(246,479)	98,292

Provision for income tax	800	1,560

Net income (loss)	$(247,279)	$96,732

Basis and diluted net income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	206,500,000	206,500,000

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Common Stock		Accumulated deficit	Total
Balance - September 30, 2014	206,500,000	$20,650	$(586,365)	$(565,715)

Net Income	-	-	96,732	96,732
Balance - September 30, 2015	206,500,000	20,650	(489,633)	(468,983)

Net loss	-	-	(247,279)	(247,279)
Balance - September 30, 2016	206,500,000	$20,650	$(736,912)	$(716,262)

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended September 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(247,279)	$96,732
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,007	2,161
Amortization of debt discount	14,932	-
Bad debts	121,832	80,405
Changes in operating assets and liabilities
Accounts receivable	(65,252)	(189,161)
Security deposit	(4,486)	-
Bank overdraft	13,452	1,701
Accounts payable	75,194	23,878
Accrued expenses	(9,805)	14,308
Accrued interest	6,275	(54,166)
Refundable deposits	(2,000)	(6,080)
Deferred revenue	(23,750)	23,750
Purchase commitments	(4,008)	(6,396)
Net cash used in operating activities	(121,888)	(12,868)

Cash flows from investing activities
Acquisition of property and equipment	(2,636)	(1,820)
Net cash used in investing activities	(2,636)	(1,820)

Cash flows from financing activities
Cash proceeds from loan payable	109,500	-
Repayments of note payable	(49,076)	(7,500)
Cash received from officer	64,100	-
Net cash provided by financing activities	124,524	(7,500)

Net increase (decrease) in cash and cash equivalents	-	(22,188)

Cash and cash equivalents at the beginning of year	-	22,188

Cash and cash equivalents at the end of year	$-	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$6,612	$1,050
Cash paid for interest	$14,392	$-

The accompanying notes are an integral part of these consolidated audited financial statements.

MLIGHT TECH, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean mLight Tech, Inc., a Florida corporation, and The Ding King Training Institute, Inc., a California corporation, its wholly-owned subsidiary.

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

The financial information presented in these notes to the Company's consolidated financial statements is for the years ended September 30, 2016 and 2015.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of September 30, 2016, the Company's total liabilities exceeded its total assets by $716,262. The Company has recorded a net loss of $247,279 for the year ended September 30, 2016 and has recorded an accumulated deficit of $736,912 as of September 30, 2016. The Company has been unable to satisfy its purchase commitments to vendors (See Note 6). These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Management has further expanded its operations geographically to continue its revenue and profit growth. Management has negotiated an extension for $125,500 note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of mLight Tech, Inc. and its wholly-owned subsidiary The Ding King Training Institute, Inc. All intercompany balances and transactions are eliminated in consolidation.

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $121,832 and $80,405 for the years ended September 30, 2016 and 2015, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense was $3,007 and $2,161 for the years ended September 30, 2016 and 2015, respectively.

Machinery and equipment	3 - 5 years
Office furniture and fixtures	5 years

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

The Company's financial instruments consist principally accounts receivable, accounts payable, accrued liabilities, and notes payable. Pursuant to ASC 820 and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Environmental Matters

The Company’s operations are subject to evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. The Company’s process is not expected to produce harmful levels of emissions or waste by-products. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of substances at our site should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. Management is not aware of any area of non-compliance with federal, state or local environmental laws and regulations.

Revenue Recognition

The Company's tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student's employer, which is received upon the commencement of the course or extended credit over a period not to exceed one year or as agreed upon, is recognized as revenue upon the completion of the training courses. The training course duration is from one to two weeks.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended September 30, 2016 and 2015, there were no potentially dilutive common shares outstanding during the period.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. At September 30, 2016 and 2015, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company has not begun to evaluate this guidance to determine the impact it may have on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The revenue recognition standard affects all entities—public, private, and not-for-profit—that have contracts with customers with certain exceptions. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The guidance was originally effective for annual reporting periods of public entities beginning on or after December 15, 2016, including interim periods within that reporting period. For all other entities, the amendments in the new guidance were originally effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Application will be permitted earlier only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU No. 2014-09. The Company has not begun to evaluate this guidance to determine the impact it may have on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – PAYROLL TAXES

On January 21, 2016, the Company negotiated a settlement with the Internal Revenue Service ("IRS") taxing authority and agreed to pay previously unpaid payroll tax obligations of $18,130 over a period of 24 months, with a monthly payment of $756 starting March 15, 2016. The Company had accrued a total obligation to the IRS of $44,442 which included an estimate for penalties and interest. The IRS would consider waiving the charges for penalties and interest, provided the Company submitted a written request to the IRS for waiver of penalties and interest. The Company has submitted a request for waiver of penalties and interest, and is waiting for a formal approval from the IRS. The monthly payment of $756 has been deferred by the IRS pending resolution of the Company's waiver request. Management has reduced the payroll tax liability by $26,370 as a change in estimate, which is reflected in selling, general and administrative line item on the consolidated statements of operations for the year ended September 30, 2016. The Company has included this unpaid payroll taxes obligation of $18,130 and $44,500 in accrued expenses on the balance sheets at September 30, 2016 and 2015, respectively. The Company paid this obligation subsequent to year end and is awaiting IRS approval of the negotiated settlement to waive the remaining penalties and interest.

NOTE 4 – NOTES PAYABLE

Notes payable consist of:

	September 30, 2016	September 30, 2015
Note payable to individual, unsecured, 5% interest, due March 31, 2017 (“Note A”)	$50,000	$50,000
Note payable to individual, unsecured, 5% interest, due March 31, 2017 (“Note B”)	68,000	68,000
Note payable to individual, unsecured, 5% interest, due March 31, 2017 (“Note C”)	7,500	7,500
Note payable to bank, secured, week day payment of $481.14 for 330 weekdays (“Loan”)	109,699	-
	235,199	125,500
Less: Debt discount	(34,343)	-
Notes payable - current portion, net of debt discount of $34,343	$200,856	$125,500

On January 9, 2015, the Company and the individual debt holder of the three promissory notes Note A, Note B and Note C, collectively referred to as (“Notes”), totaling $133,000, mutually agreed to extend the payment due date of the Notes due on March 31, 2015 to March 31, 2017, at which time, the unpaid principal and accrued interest on the Notes is due in full as a balloon payment. For the year ended September 30, 2016, the Company made no cash payments towards the Notes, and for the year ended September 30, 2015, the Company made a cash payment of $7,500 towards the Note C. Subsequent to the year ended September 30, 2016, management has negotiated with the debt holder an extension for payment for Note A, Note B and Note C amounting to $125,500, to December 31, 2017, bearing the same terms. The Company has recorded interest expense of $6,275 and $5,876 for the years ended September 30, 2016 and 2015, respectively.

On May 9, 2016, the Company entered into a Business Loan Agreement (“Loan”) with a third party financier and received cash proceeds of $109,500. The Loan is secured by the assets of the Company and requires the Company to make a daily cash payment of principal and interest, amounting to $481.14 on each business day, for a total of 330 business days. The total daily cash payments of principal and interest at maturity date would amount to $158,775. In connection with the issuance of the Loan, the Company recorded an OID discount of $49,275 which is being amortized to interest expense over the term of Loan using the effective interest method. As of September 30, 2016, the Company has made total cash payments of $49,076 on the Loan. The Company has recorded the amortization of OID discount as interest expense of $14,932 for the year ended September 30, 2016. The unamortized portion of OID discount at September 30, 2016 was $34,343 and the principal balance due on the Loan at September 30, 2016 was $109,699. The Loan Agreement specifically requires the Company to use the cash proceeds solely for its working capital needs and not to be used for funding dividends or distributions to shareholders. The Company is in violation of the terms of Loan Agreement since the Company has used the cash proceeds received to fund its officer's compensation.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases real property in Costa Mesa, California, under an operating lease which commenced on August 1, 2014 for a term of thirty-six (36) months and expires on July 31, 2017. During the lease term, the Company paid an initial monthly base rent of $1,843 plus its share of monthly direct expense charge of $566 for a total initial monthly rent of $2,409 for a period of twelve (12) months. The monthly base rent increased to $1,899 commencing August 1, 2015 and continuing through July 31, 2016, and to $1,956 commencing August 1, 2016 and continuing through July 31, 2017, respectively. The monthly direct expense charge is subject to adjustment pursuant to the terms of the lease. The Company paid a security deposit of $6,270 upon execution of the lease.

On September 25, 2015, the Company executed another leased property in Costa Mesa, California, under an operating lease which commenced on October 1, 2015 for a term of twenty (20) months that expires on July 31, 2017. During the first twelve months of the lease term, the Company paid a monthly base rent of $712 plus its share of monthly common area maintenance charge of $120 for a total monthly commitment of $832. Thereafter, starting October 1, 2016, the monthly base rent will increase to $741 plus monthly share of common are maintenance of $120 for a total monthly commitment of $861. The Company paid a security deposit of $861 on this lease.

On January 7, 2016, the Company agreed to lease a real property in Greenville, South Carolina, under an operating lease arrangement for a thirty-six (36) months term commencing April 1, 2016 for a monthly base rent of $900 and an additional monthly charge of $125 for common area maintenance. The Company paid a security deposit of $1,025 and the lease expires on March 31, 2019.

On June 27, 2016, the Company entered into an operating lease in Costa Mesa, California, whereby, the Company sub-leased an office space from a third party effective June 1, 2016, at a monthly rent of $1,400 for a period of twenty-five (25) months. The Company paid a security deposit of $1,400 and the sub-lease expires on June 30, 2018.

The total rent expense including common area maintenance charges was $65,060 and $30,719 for the years ended September 30, 2016 and 2015, respectively. The minimum future payment commitment for the lease property is summarized below:

For the year ending September 30:	Payments
2017	$62,926
2018	24,900
2019	6,150
Total	$93,976

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – PURCHASE COMMITMENTS

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). The Company initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $365,538 and $369,547 as of September 30, 2016 and 2015, respectively.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Transactions with the Principal Shareholder/Officer

Cash paid to the principal shareholder/officer have been recorded as compensation to officer. The Company has recorded $283,881 and $133,560 as compensation expense for the years ended September 30, 2016 and 2015, respectively. The Company recorded an automobile expense of $5,454 and $0 for the auto lease payments made by the Company on behalf of the principal shareholder/officer for the years ended September 30, 2016 and 2015, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $64,600 and $500 as of September 30, 2016 and 2015, respectively, towards the Company's working capital requirements.

Purchases and Advances from Affiliated Entity

The Company had purchased its paintless repair tools in the past from Dent Tools Direct ("Dent Tools"), a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the years ended September 30, 2016 and 2015, the Company purchased $0 and $102,579 of tools from Dent Tools, of which no amounts were outstanding as payables at September 30, 2016 and 2015, respectively.

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

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash or sell product in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. The Company has recorded $23,750 and $86,250 in licensing revenues for the years ended September 30, 2016 and 2015, respectively. In addition, the Company recorded $0 and $23,750 as deferred revenues as of September 30, 2016 and 2015, respectively. As the license agreement expired on December 31, 2015, all revenue has been recognized. The Company currently has no license agreement in place to provide future revenues.

NOTE 8 – INCOME TAXES

Income tax expense for the years ended September 30, 2016 and 2015 is summarized as follows:

	September 30, 2016	September 30, 2015
Current:
Federal	$-	$-
State	800	1,560
Deferred taxes	-	-
Income tax expense (benefit)	$800	$1,560

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	September 30, 2016	September 30, 2015

Tax expense at statutory rate – federal	34%	34%
State tax expense, net of federal benefit	-%	2%
Valuation allowance	(34)%	(34)%
Tax expense at actual rate	-%	2%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Deferred tax assets:
Net operating loss carry forward	$250,550	$166,475
Less - valuation allowance	(250,550)	(166,475)
Net deferred tax assets	$-	$-

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

At September 30, 2016, the Company had an accumulated deficit of $736,912 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the year ended September 30, 2016 was an increase of $84,075, and a decrease of $32,889 for the year ended September 30, 2015.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company's wholly-owned subsidiary files its income tax returns on a stand-alone basis. As of September 30, 2016, tax years of the Company's subsidiary for the years 2014, 2015 and 2016 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 9 – STOCKHOLDERS' EQUITY

The Company's capitalization at September 30, 2016 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

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

As a result of stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at September 30, 2016 and 2015, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 13, 2017, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

