Form 10-Q
period 2016-12-31
mLight Tech, Inc.
filed 2017-02-08
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 206,500,000 shares of common stock are issued and outstanding as of February 8, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current assets
Accounts receivable, net of allowance of $33,158 and $32,578 at December 31, 2016 and September 30, 2016, respectively	$71,020	$122,453
Total current assets	71,020	122,453

Property and equipment, net	5,038	5,801
Security deposit	10,756	10,756
Total Assets	$86,814	$139,010

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$1,595	$15,153
Accounts payable	98,901	148,777
Accrued expenses	19,698	40,433
Accrued interest	20,263	18,695
Refundable deposits	1,220	1,220
Payable to officer	81,935	64,600
Purchase commitments	362,948	365,538
Notes payable, current portion, net of discount of $24,787 and $34,343 at December 31, 2016 and September 30, 2016	179,138	200,856
Total current liabilities	765,698	855,272

Notes payable, long term portion	-	-

Total Liabilities	765,698	855,272

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	20,650	20,650
Accumulated deficit	(699,534)	(736,912)
Total stockholders' equity (deficit)	(678,884)	(716,262)

Total Liabilities and Stockholders' Equity (Deficit)	$86,814	$139,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2016	2015
Revenues
Tuition	$655,882	$540,919
Licensing fees	-	23,750
Shipping	7,579	-
Total revenues	663,461	564,669

Cost of sales	322,096	259,341

Gross profit	341,365	305,328

Operating expenses
Selling, general and administrative	292,099	204,833
Depreciation and amortization	763	719
Total operating expenses	292,862	205,552

Income from operations	48,503	99,776

Other income (expenses)
Other income	-	5,625
Interest expense	(11,125)	(1,569)
Total other income (expenses)	(11,125)	4,056

Net income from operations before income tax	37,378	103,832

Provision for income tax	-	800

Net income	$37,378	$103,032

Basis and diluted net income per share	$-	$-

Weighted average number of common shares outstanding	206,500,000	206,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$37,378	$103,032
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation and amortization	763	719
Amortization of debt discount	9,556	-
Bad debts	19,055	12,343
Changes in operating assets and liabilities
Accounts receivable	32,378	(91,545)
Prepaid expense	-	(2,400)
Security deposit	-	(1,200)
Bank overdraft	(13,558)	5,257
Accounts payable	(49,876)	26,962
Accrued expenses	(20,735)	(25,468)
Accrued interest	1,568	1,569
Refundable deposits	-	(2,700)
Deferred revenue	-	(23,750)
Purchase commitments	(2,590)	(283)
Net cash provided by operating activities	13,939	2,536

Cash flows from investing activities
Acquisition of property and equipment	-	(2,636)
Net cash used in investing activities	-	(2,636)

Cash flows from financing activities
Cash payment on loan payable	(31,274)	-
Cash received from officer	17,335	100
Net cash (used in) provided by financing activities	(13,939)	100

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at the beginning of year	-	-

Cash and cash equivalents at the end of year	$-	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$1,050
Cash paid for interest	$9,556	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

The principal business of DKTI is training individuals for a career as a technician in the Automotive Appearance Industry, which includes paint less dent repair, interior restoration, windshield repair, window detailing, odor removal, auto detailing and alloy wheel repair. The individual students are normally employees of auto body shops, car dealers and entrepreneurs looking to start their own businesses.

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months ended December 31, 2016 and 2015, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of December 31, 2016, the Company's total liabilities exceeded its total assets by $678,884. The Company has a net income of $37,378 for the three months ended December 31, 2016, and has recorded an accumulated deficit of $699,534 as of December 31, 2016. The Company has been unable to satisfy its purchase commitments to vendors. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease operations. Because the Company has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Management has further expanded its operations geographically to continue its revenue growth. Management has negotiated an extension for $125,500 note payable obligations to provide additional time to realize its expansion plans and/or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $19,055 and $12,343 for the three months ended December 31, 2016 and 2015, respectively.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Unaudited)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months ended December 31, 2016 and 2015 was $763 and $719, respectively.

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and short term loans. Pursuant to ASC 820 and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended December 31, 2016 and 2015, there were no potentially dilutive common shares outstanding during the period.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The revenue recognition standard affects all entities—public, private, and not-for-profit—that have contracts with customers with certain exceptions. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The guidance was originally effective for annual reporting periods of public entities beginning on or after December 15, 2016, including interim periods within that reporting period. For all other entities, the amendments in the new guidance were originally effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Application will be permitted earlier only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU No. 2014-09. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the impact adoption of Topic 606 will have on our recognition of costs related to obtaining customer contracts.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Unaudited)

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – Payroll Taxes

On January 21, 2016, the Company negotiated a settlement with the Internal Revenue Service ("IRS") taxing authority and agreed to a monthly payment of $756 starting March 15, 2016, to pay previously unpaid payroll tax obligations of $18,130 over a period of 24 months. The Company had accrued a total obligation of $44,442 which included an estimate for penalties and interest. The IRS has agreed to waive the charge for penalties and interest, provided the Company submits a written request to the IRS for waiver of penalties and interest. The Company has submitted a request for waiver of penalties and interest, and is waiting for approval. The monthly payment of $756 has been deferred by the IRS pending resolution of the Company's waiver request. Management has reduced the payroll tax liability by $26,312 as a change in estimate. On October 19, 2016, the Company paid IRS $18,806 in full settlement of its unpaid payroll tax obligations.

NOTE 4 - Notes Payable

Notes payable consists of:

	December 31, 2016	September 30, 2016
	(Unaudited)

Note payable to individual, unsecured, 5% interest, due December 31, 2017 (“Note A”)	$50,000	$50,000

Note payable to individual, unsecured, 5% interest, due December 31, 2017 (“Note B”)	68,000	68,000

Note payable to individual, unsecured, 5% interest, due December 31, 2017 (“Note C”)	7,500	7,500

Note payable to bank, secured, week day payment of $481.14 for 330 weekdays (“Loan”)	78,425	109,699
	203,925	235,199
Less: Debt discount	(24,787)	(34,343)
	$179,138	$200,856

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Unaudited)

On January 9, 2015, the Company and the individual debt holder of the three promissory notes Note A, Note B and Note C, collectively referred to as (“Notes”), totaling $133,000, mutually agreed to extend the payment due date of the Notes due on March 31, 2017. On December 19, 2016, the parties mutually agreed to further extend the maturity date to December 31, 2017. The extension provided for the Notes bearing the same terms upon maturity, the unpaid principal and accrued interest due in full as a balloon payment. For the three months ended December 31, 2016, the Company made no cash payments towards the Notes. The Company has recorded interest expense of $1,569 and $1,569 for the three months ended December 31, 2016 and 2015, respectively.

On May 9, 2016, the Company entered a Business Loan Agreement (“Loan”) with a third-party financier and received cash proceeds of $109,500. The Loan is secured by the assets of the Company and requires the Company to make a daily cash payment of principal and interest, amounting to $481.14 on each business day, for a total of 330 business days. The total daily cash payments of principal and interest at maturity date would amount to $158,775. In connection with the issuance of the Loan, the Company recorded an OID discount of $49,275 which is being amortized to interest expense over the term of Loan using the effective interest method. As of December 31, 2016, the Company has made total cash payments of $80,350 on the Loan. The Company has recorded the amortization of OID discount as interest expense of $9,556 for the three months ended December 31, 2016. The unamortized portion of OID discount at December 31, 2016 and September 30, 2016 was $24,787 and $34,343, and the principal balance due on the Loan at December 31, 2016 and September 30, 2016 was $78,425 and $109,699, respectively. The Loan Agreement specifically requires the Company to use the cash proceeds solely for its working capital needs and not to be used for funding dividends or distributions to shareholders. The Company is in violation of the terms of Loan Agreement since the Company has used the cash proceeds received to fund its officer's compensation.

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

On June 27, 2016, the Company entered an operating lease in Costa Mesa, California, whereby, the Company sub-leased an office space from a third party effective June 1, 2016, at a monthly rent of $1,400 for a period of one year. The Company paid a security deposit of $1,400 and the sub-lease expires on June 30, 2017.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Unaudited)

The total rent expense including common area maintenance charges was $20,223 and $8,227 for the three months ended December 31, 2016 and 2015, respectively. The minimum future payment commitment for the lease property is summarized below:

For the year ending September 30:	Payments
2017	$41,303
2018	12,300
2019	6,150
Total	$59,753

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – Purchase Commitments

The Company received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, the Company agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven-year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). The Company initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. The Company has not purchased the volume of products at the rate anticipated in the Rebate Agreements. Based on the dollar amount of products purchased to date by the Company, the remaining amount of the rebates advanced is $362,948 and $365,538 as of December 31, 2016 and September 30, 2016, respectively.

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the distributor was $4,200,000. The Company's original distributor ceased operations and sold its business to the Company's current distributor, and management believes the Rebate Agreement was assigned to the current distributor. The Rebate Agreement with the distributor expired in November 2012. Management is still operating under the same contractual terms of the agreement as if it is still effective. The Company has previously tried to contact the current distributor regarding its purchase commitments. Management anticipates they will be able to successfully negotiate a revised agreement to fulfill the purchase commitment or obtain a concession from the distributor as the Company is currently purchasing products in the ordinary course of business. In the event the Company cannot negotiate a satisfactory agreement; other vendors exist in the market to purchase these products and management believes there would be no significant impact on the Company's operations. If the Company is unable to negotiate an extension or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Unaudited)

The total dollar amount of products the Company is required to buy under the Rebate Agreement from the manufacturer was $1,780,000. The contract with the manufacturer expired in November 2014. Management is still operating under the same contractual terms of the agreement as if it is still effective. The Company has previously tried to contact the current manufacturer regarding its purchase commitments. If the Company cannot fulfill the purchase obligation, management anticipates they will be able to negotiate a time extension to fulfill the purchase commitment. If the Company is unable to negotiate extensions or concessions to repay the obligation, the Company may incur legal costs of litigation for breach of contract.

NOTE 7 – Related Party Transactions

Transactions with the Shareholder

Cash received by the principal shareholder/Officer has been recorded as compensation to officer. The Company has recorded $18,317 and $44,184 as compensation expense for the three months ended December 31, 2016 and 2015, respectively. The Company recorded an automobile expense of $3,636 and $0 for the auto lease payments made by the Company on behalf of the principal shareholder/officer for the three months ended December 31, 2016 and 2015, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $81,935 and $64,600 as of December 31, 2016 and September 30, 2016, respectively, towards the Company's working capital requirements (See Note 4).

Purchases and Advances from Affiliated Entity

The Company had purchased its paint less repair tools in the past from Dent Tools Direct ("Dent Tools"), a previously affiliated entity through common ownership. On January 17, 2014, the principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. The Company purchased no tools from Dent Tools for the three months and nine months ended June 30, 2016, and $0 and $102,579 of tools for the three months and nine months ended June 30, 2015, respectively, of which no amounts were outstanding as payables at June 30, 2016 and September 30, 2015, respectively.

On September 15, 2014, DKTI and Dent Tools entered into a licensing agreement whereby Dent Tools agreed to sell Dent Tools merchandise online under the Ding King name and logo on the DKTI website. Dent Tools agreed to pay cash or sell product in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. The Company received the licensing fee of $95,000 as of December 31, 2014 with $13,798 in cash and $81,202 in settlement for purchase of tools and accessories from Dent Tools.

The Company has recorded $0 and $23,750 in licensing revenues for the three months ended December 31, 2016 and 2015, respectively. As the license agreement expired on December 31, 2015, all revenue had been recognized. The Company currently has no license agreement in place to provide future revenues.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

(Unaudited)

NOTE 8 – Stockholders' Equity

The Company's capitalization at December 31, 2016 was 300,000,000 authorized common shares with a par value of $0.0001 per share.

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

As a result of all stock issuances, the Company has 206,500,000 shares of common stock issued and outstanding at December 31, 2016 and September 30, 2016, respectively.

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

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2016 Annual Report filed with the Securities and Exchange Commission on January 13, 2017 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview of the Business

As a result of our merger with Ding King Training Institute, Inc. ("DKTI") on October 31, 2013, our business became the business of DKTI. DKTI is in the business of training individuals for a career as a technician in the Automotive Appearance Industry, which includes paint less dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The potential students are employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own businesses. DKTI is a California State Licensed Vocational School with the Bureau for Private Post-Secondary Education (BPPE #301591) and also authorized to sell business opportunities in the Automotive Appearance Training industry.

For the three months ended December 31, 2016, DKTI graduated 79 students with completion of 97 courses, as compared to graduating 63 students completing 75 courses in the same comparable period of 2015, with the majority of the students completed courses in paint less dent repair and interior restoration. DKTI offers its training courses at its corporate headquarters located in Costa Mesa, California, and at six satellite training locations in the states of Colorado, Texas, Missouri, New Jersey, South Carolina and Long Island, New York. No online classes are presently offered by DKTI. DKTI currently has five (5) non-employee instructors who teach the courses offered by DKTI on an as needed basis depending upon the demand for the courses.

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

Financial Operations Overview

Results of Operations for the three months ended December 31, 2016.

The consolidated results of operations for the three months ended December 31, 2016 and 2015 included the results of operations of DKTI and mLight Tech.

Revenues for the three months ended December 31, 2016 and 2015 were $663,461 and 564,669, respectively. Revenues primarily comprised of training courses and tools and accessories offered to the students and licensing income earned by marketing online trade name and shopping cart. Revenues for the three months increased in 2016 by $98,793 or 17% primarily due to the increase in student enrollments and training course completions during the three months ended December 31, 2016 as compared to 2015. The Company increased its online marketing presence via pay per click advertising on Google and an increase in search engine optimization marketing caused the quantity of leads to increase, thus allowing us to generate more sales. Additionally, the Company had more students add on additional training packages to their core PDR Training program also helping to increase sales. The Company began offering PDR Training in Missouri, South Carolina, New York, New Jersey, Colorado and Texas which was helpful in generating more mid-west customers who were able to drive to school and avoid the inconvenience of airports and other travel related expenses. During the three months ended December 31, 2016, 79 students graduated who were enrolled in 97 training courses as compared to 63 students graduated enrolling in 75 courses in the same comparable period in 2015. As a result, the Company recorded $413,193 in revenues earned from training courses completed in 2016 and $242,689 from the sale of tools and accessories as compared to $362,700 in revenues earned from training courses completed and $178,219 from the sale of tools and accessories for the same comparable period in 2015. The Company recorded $0 in licensing income for the three months ended December 31, 2016 as compared to $23,750 in licensing income for the same comparable three months period ended in 2015. The Company executed an exclusive license in 2013 and 2014 with an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. This agreement expired on December 31, 2015 and was not extended or renewed. The Company also offered additional training courses in 2015 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. In addition, the Company recorded $7,579 in shipping income for the three months ended December 31, 2016 compared to $0 in shipping income for the same comparable period in 2015.

Cost of sales for the three months ended December 31, 2016 and 2015 was $322,096 and $259,341, respectively. Cost of sales as a percentage of tuition revenue was 49% for 2016 and 46% for 2015. The Company offered discounted pricing for additional courses to students in both 2016 and 2015, and increased the number of instructors while the student enrollment increased in 2016. The Company kept the same number instructors in 2015 while the student enrollment increased. As a result, students to instructor ratio decreased, which increased the cost of sales as a percentage of tuition revenue in 2016 over 2015. There are no direct costs associated with revenues derived from our licensing revenues.

Operating expenses for the three months ended December 31, 2016 were $292,862 compared to $205,552 for the same comparable period in 2015. Operating expenses primarily consist of selling, general and administrative expense ("S,G&A"). S,G&A increased by $87,266 or 43% in 2016 as compared to 2015, primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in payroll expenses due to new hires and increase in trade shows expense, increase in administrative and consulting expenses, increase in provision for bad debts, and increase in legal and professional fees. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Depreciation and amortization expense for the three months ended December 31, 2016 and 2015 was $763 and $719, respectively.

Interest expense for the three months ended December 31, 2016 was $11,125 as compared to $1,569 for the same comparable period in 2015. Interest expense increased by $9,556 for the three months ended December 31, 2016 as compared to prior year comparable period in 2015 because on May 9, 2016, the Company executed a note payable to a bank and recorded $49,275 as a debt discount. The Company recorded interest expense of $9,556 as the amortization of debt discount for the three months ended December 31, 2016 as compared to $0 for the comparable period of 2015. In addition, the Company renegotiated the interest rate on the three promissory notes of $68,000, $50,000 and $15,000 from 10% per annum to 5% per annum. The Company made cash payment of $7,500 on the $15,000 promissory note in 2015, which offset the overall increase of interest expense for the three months ended December 31, 2016 as compared to comparable period in 2015.

As a result of the above explanations, the Company recorded a net income of $37,378 for the three months ended December 31, 2016 compared to a net income of $103,032 for the same comparable period in 2015.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the three months ended December 31, 2016 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $37,378 for the three months ended December 31, 2016 and net cash flows provided by operating activities were $13,939. In addition, we have an accumulated deficit of $699,534 and a working capital deficiency of $678,884 as of December 31, 2016. Management's plans include generating income by offering additional training courses to cover operating costs to generate sufficient cash flows and raise capital by borrowing and/or sale of common shares to continue as a going concern. Management has successfully negotiated an agreement with a debt holder to extend the due date of payment of promissory notes to December 31, 2017. There is no assurance these plans will be realized.

Operating Activities

Net cash flows provided by operating activities for the three months ended December 31, 2016 was $13,939, primarily due to the net income of $37,378, depreciation and amortization expense of $763, amortization of debt discount of $9,556, bad debt expense of $19,055, decrease in accounts receivable of $32,378, decrease in bank overdraft of $13,558, decrease in accounts payable of $49,876, decrease in accrued expenses of $20,735, increase in accrued interest of $1,568, and decrease in purchase commitments of $2,590.

Investing Activities

Net cash flows used in investing activities for the three months ended December 31, 2016 was $0.

Financing Activities

Net cash flows used in financing activities for the three months ended December 31, 2016 was $13,939 due to the cash payments of $31,274 on loan payable, and $17,335 cash advanced by the officer for the Company's working capital requirements.

As a result of the above activities, we did not experience a change in cash and cash equivalents for the three months ended December 31, 2016. Cash balance at December 31, 2016 and September 30, 2016 were $0 as we were overdrawn in our bank account.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described in our previously filed Annual Report on Form 10-K.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, including any efforts to remediate our material weakness.

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

________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

Date: February 8, 2017	By:	/s/ Todd Sudeck
Todd Sudeck President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director

6