Form 10-K/A
period 2016-09-30
mLight Tech, Inc.
filed 2017-02-27
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note: In response to t he Commission’s letter of February 14, 2017, this Annual Report on Form 10-K/A (Amendment No. 1) is being filed to make certain changes in response to the Comments contained in the Commission ’s letter.

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

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC. The reasons for our disclosure controls and procedures not being effective include the reasons cited below regarding our internal controls over financial reporting also not being effective.

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

mLight Tech, Inc.

February 27 , 2017	By	/s/ Todd Sudeck
	Name	Todd Sudeck
	Its:	Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Todd Sudeck	February 27 , 2017
Todd Sudeck
Its:	Principal Executive Officer, President and a Director

By:	/s/ Todd Sudeck	February 27 , 2017
Todd Sudeck
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

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

