Form 10-Q
period 2017-03-31
mLight Tech, Inc.
filed 2017-05-15
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-169805

mLight Tech, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-3436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1205, 1A Building, Shenzhen Software Industry Base, Xuefu Rd, Nanshan District, Shenzhen, Guangdong Province, China	518005
(Address of Principal Executive Offices)	(ZIP Code)

(011) (86) 755-26412816

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2017, we have 217,300,000 shares of common stock, par value $0.0001 per share issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to mLight Tech, Inc., a Florida corporation, and its consolidated subsidiary through March 31, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

mLight Tech, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance of $0 and $32,578 at March 31, 2017 and September 30, 2016, respectively	$-	$122,453

Prepaid expense	-	-
Total current assets	-	122,453

Property and equipment, net	-	5,801
Security deposit	-	10,756
Total Assets	$-	$139,010

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$-	$15,153
Accounts payable	600	148,777
Accrued expenses	-	40,433
Accrued interest	-	18,695
Refundable deposits	-	1,220
Payable to officer	-	64,600
Purchase commitments	-	365,538
Notes payable, current portion, net of discount of $0 at March 31, 2017 and $34,323 at September 30, 2016	133,000	200,856
Total current liabilities	133,600	855,272

Total Liabilities	133,600	855,272

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 300,000,000 shares authorized; 206,500,000 and 206,500,000 shares issued, and 204,000,000 and 206,500,000 outstanding at March 31, 2017 and September 30, 2016, respectively	20,400	20,650
Treasury Stock, 2,500,000 and 0 shares at March 31, 2017 and September 30, 2016, respectively	250	-
Accumulated deficit	(154,250)	(736,912)
Total stockholders' deficit	(133,600)	(716,262)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$139,010

The accompanying notes are an integral part of these consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2017	2016	2017	2016
Revenues
Tuition	$725,990	$611,124	$1,381,872	$1,152,043
Licensing fees	-	-	-	23,750
Shipping	5,710	2,687	13,289	2,687
Total revenues	731,700	613,811	1,395,161	1,178,480

Cost of sales	316,008	302,751	638,104	562,092

Gross profit	415,692	311,060	757,057	616,388

Operating expenses
Selling, general and administrative	313,584	338,518	605,683	543,351
Depreciation and amortization	627	763	1,390	1,481
Total operating expenses	314,211	339,281	607,073	544,832

Income (loss) from continuing operations	101,481	(28,221)	149,985	71,556

Other income (expenses)
Other income	13,500	-	13,500	5,625
Interest expense	(18,539)	(1,569)	(29,664)	(3,138)
Total other income (expenses)	(5,038)	(1,569)	(16,163)	2,487

Income (loss) from operations before income tax	96,443	(29,790)	133,822	74,043

Provision for income tax	1,890	-	1,890	800

Net income (loss)	$94,553	$(29,790)	$131,932	$73,243

Basis and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding	206,500,000	206,500,000	206,500,000	206,500,000

The accompanying notes are an integral part of these consolidated financial statements.

5

mLight Tech, Inc. and Subsidiary

Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Treasury Stock	Accumulated deficit	Total
Balance - September 30, 2016	206,500,000	$20,650	$-	$(736,912)	$(716,262)

Deconsolidation		(250)	250	450,730	450,730

Net Income	-	-		131,932	131,932

Balance - March 31, 2017	206,500,000	$20,400	$250	$(154,250)	$(133,600)

The accompanying notes are an integral part of these consolidated financial statements.

mLight Tech, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net income	$131,932	$73,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,390	1,481
Amortization of debt discount	(1,058)	-
Bad debts	19,054	44,282
Changes in operating assets and liabilities
Accounts receivable	(180,717)	(71,774)
Prepaid expense	-	-
Security deposit	-	(1,200)
Bank overdraft	(11,228)	5,154
Accounts payable	84,617	2,888
Accrued expenses	(19,585)	(25,416)
Accrued interest	(17,126)	3,137
Refundable deposits	33,925	(3,000)
Deferred revenue	-	(23,750)
Purchase commitments	(3,891)	(2,509)
Net cash provided by operating activities	37,311	2,536

Cash flows from investing activities
Acquisition of property and equipment	-	(2,636)
Net cash used in investing activities	-	(2,636)

Cash flows from financing activities
Repayments of note payable	(31,274)
Cash advanced (to) from officer	(6,037)	100
Net cash (used in) provided by financing activities	(37,311)	100

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at the beginning of year	-	-

Cash and cash equivalents at the end of year	$-	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$1,050
Cash paid for interest	$29,664	$-

Supplemental disclosures of subsidiary spin-off:
Accounts receivable, net	$284,115
Property and equipment	4,411
Security deposit	10,756
Bank overdraft	(3,925)
Accounts payable	(232,793)
Accrued expenses	(20,848)
Accrued interest	(1,569)
Refundable deposits	(35,145)
Payable to officer	(58,563)
Purchase commitments	(361,645)
Notes payable, net	(35,524)
Common stock	250
Treasury stock	(250)
Accumulated deficit	450,730
	$-

The accompanying notes are an integral part of these consolidated financial statements.

mLight Tech, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean mLight Tech, Inc., a Florida corporation, and Ding King Training Institute, Inc., a California corporation("DKTI"), its wholly-owned subsidiary until March 31, 2017.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of the issued and outstanding capital stock of DKTI, a California corporation, in exchange for 2,500,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”). As a result of DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. The merger was accounted for as a recapitalization. Subsequent to the merger, the operations of mLight are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end.

On March 31, 2017, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with DKTI and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck received all of the issued and outstanding capital stock of DKTI in exchange for 2,500,000 shares of Common Stock of the Company (the “Shares”) owned by Mr. Sudeck (the “Spin-off”). Immediately after the closing of the Spin-Off, Mr. Sudeck has become the sole equity owner of DKTI and the Company has no further interest in DKTI.

Before the Spin-off, the Company, through DKTI, was in the business of training individuals for a career as a technician in the Automotive Appearance Industry, which includes paint less dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The potential students are employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own businesses. DKTI is a California state licensed vocational school with the Bureau for Private Post-Secondary Education (BPPE #301591) and authorized to sell business opportunities in the automotive appearance training industry.

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months and six months ended March 31, 2017 and 2016, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of March 31, 2017, the Company's total liabilities exceeded its total assets by $133,600. The Company has a net profit of $131,932 for the six months ended March 31, 2017 and has recorded an accumulated deficit of $154,000 as of March 31, 2017. The Company has had difficulty in raising capital. Additionally, the Company had been unable to satisfy its purchase commitments to vendors. On March 31, 2017 and as of the date of this report, due to the Spin-Off Agreement , the Company does not have substantial operations. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease to exist. The Company cannot provide any assurance that new financing will be available to us on commercially. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

The following summary of significant accounting policies is presented to assist in the understanding of the Company's consolidated financial statements. The consolidated financial statements and notes are the representation of the Company's management who is responsible for their fair presentation. The consolidated financial statements of the Company conform to generally accepted accounting principles in the United States of America (U.S. GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of mLight and its wholly-owned subsidiary Ding King Training Institute, Inc. through March 31, 2017, at which date the DKTI subsidiary was spun-off. All intercompany balances and transactions are eliminated in consolidation.

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $1,900 and $20,955 for the three months and six months ended March 31, 2017, respectively, as compared to bad debt expense of $31,939 and $44,282 for the three months and six months ended March 31, 2016, respectively.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months and six months ended March 31, 2017 was $626 and $1,389, respectively, and depreciation and amortization expense for the three months and six months ended March 31, 2016 was $763 and $1,481, respectively.

Machinery and equipment	3-5 years

Furniture and office equipment	5 years

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
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

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

The Company's revenue recognition policy is based on the revenue recognition criteria established under the SEC's Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the student or the student's employer (the customer) enters into a signed contract with the Company; (2) delivery has occurred - as noted above, upon the commencement of the course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the student under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the tuition for the courses enrolled by the student; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the tuition before the course iscompleted, or credit is extended for installment payments, as evidenced by promissory note not to exceed one year.

The Company records licensing revenue by granting an annual exclusive license to sell Dent Tools Direct, USA Inc. ("Dent Tools") merchandise online under the Ding King name and logo on the DKTI website. The Company recognizes licensing revenue ratably monthly as the Company earns revenue and satisfies conditions for recognition of revenues (See Note 7).

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company follows the provisions of ASC 740-10, "Accountingfor Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and six months ended March 31, 2017 and 2016, there were no potentially dilutive common shares outstanding during the period.

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

NOTE 3 – Payroll Taxes

On January 21, 2016, the Company negotiated a settlement with the Internal Revenue Service ("IRS") taxing authority and agreed to a monthly payment of $756 starting March 15, 2016, to pay previously unpaid payroll tax obligations of $18,130 over a period of 24 months. The Company had accrued a total obligation of $44,442 which included an estimate for penalties and interest. The IRS has agreed to waive the charge for penalties and interest, provided the Company submits a written request to the IRS for waiver of penalties and interest. The monthly payment of $756 had been deferred by the IRS pending resolution of the Company's waiver request. Management has reduced the payroll tax liability by $26,312 as a change in estimate in the prior fiscal year. On October 19, 2016, the Company paid IRS $18,806 in full settlement of its unpaid payroll tax obligations.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 4 – Notes Payable

Notes payable consists of:

	March 31, 2017	September 30, 2016
	(Unaudited)
Note payable to individual, unsecured, 10% interest, due June 30, 2017	$83,000	$50,000
Note payable to individual, unsecured, 10% interest, due June 30, 2017	25,000	68,000
Note payable to individual, unsecured, 10% interest, due June 30, 2017	25,000	7,500

Note payable to bank, secured, week day payment of $481.14 for 330 weekdays (“Loan”)	-	109,699
Total	$133,000	$235,199
Less Debt discount	$-	$(34,343)
Total Note payable	$133,000	$200,856

On January 9, 2015, the Company and the individual debt holder of the three promissory notes collectively referred to as (“Notes”), totaling $133,000, mutually agreed to extend the payment due date of the Notes due on March 31, 2017. On December 19, 2016, the parties mutually agreed to further extend the maturity date to December 31, 2017. The extension provided for the Notes bearing the same terms upon maturity, the unpaid principal and accrued interest due in full as a balloon payment. On March 31, 2017, the original individual debt holder transferred the three notes to three different individuals. The Company and the three individual debt holders mutually agreed to revise the Notes maturity date to June 30, 2017 and waived all outstanding interest on the Notes. See Note 9. For the six months ended March 31, 2017, the Company made no cash payments towards the Notes. For the three and six months ended March 31, 2017, the Company recorded interest expense of $1,569. The Company has recorded interest expense of $1,569 and $3,318 for the three and six months ended March 31, 2016, respectively.

On May 9, 2016, DKTI entered a Business Loan Agreement ( the “Loan”) with a third-party financier and received cash proceeds of $109,500. The Loan is secured by the assets of DKTI and requires DKTIto make a daily cash payment of principal and interest, amounting to $481.14 on each business day, for a total of 330 business days. The total daily cash payments of principal and interest at maturity date would amount to $158,775. In connection with the issuance of the Loan, the Company recorded an OID discount of $49,275 which is being amortized to interest expense over the term of Loan using the effective interest method. As of March 31, 2017, the Company has made total cash payments of $80,350 on the Loan.In connection with the Spin-Off agreement, Mr. Sudeck became the sole owner of DKTI and the Company no longer consolidates DKTI’s assets and liabilities. As such, there was no Loan outstanding on the Company’s balance sheet as of March, 31, 2017. The Company has recorded the amortization of OID discount as interest expense of $9,556 for the three and six months ended March 31, 2017. The unamortized portion of OID discount at March 31, 2017 and September 30, 2016 was $0 and $34,343, and the principal balance due on the Loan at March 31, 2017 and September 30, 2016 was $0 and $109,699, respectively.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 5 – Commitments and Contingencies Operating Lease

The Company’s previous lease commitments were all signed under DKTI. In connection with the Spin-off Agreement, the Company no longer has ownership of DKTI as of March 31, 2017. The Company currently does not have any outstanding lease agreements or commitments. The total rent expense including common area maintenance charges was $21,062 and $41,285, for the three months and six months ended March 31, 2017, respectively, compared to $19,841 and $28,068 for the three months and six months ended March 31, 2016, respectively,.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – Purchase Commitments

DKTI received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, DKTI agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). DKTI initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. DKTI has not purchased the volume of products at the rate anticipated in the Rebate Agreements. The Company’s remaining amount of the rebates advanced is $0 and $365,538 as of March 31, 2017 and September 30, 2016, respectively.

The total dollar amount of products DKTI is required to buy under the Rebate Agreement from the distributor was $4,200,000. The Company's original distributor ceased operations and sold its business to the Company's current distributor, and management believes the Rebate Agreement was assigned to the current distributor. The Rebate Agreement with the distributor expired in November 2012. Management is still operating under the same contractual terms of the agreement as if it is still effective. DKTI has previously made an effort to contact the current distributor regarding its purchase commitments. Management anticipates they will be able to successfully negotiate a revised agreement to fulfill the purchase commitment or obtain a concession from the distributor as DKTI is currently purchasing products in the ordinary course of business. In the event DKTI cannot negotiate a satisfactory agreement, other vendors exist in the market to purchase these products and management believes there would be no significant impact on the Company's operations.

The total dollar amount of products DKTI is required to buy under the Rebate Agreement from the manufacturer was $1,780,000. The contract with the manufacturer expired in November 2014. Management is still operating under the same contractual terms of the agreement as if it is still effective. DKTI has previously made an effort to contact the current manufacturer regarding its purchase commitments. If DKTI cannot fulfill the purchase obligation, management anticipates they will be able to negotiate a time extension to fulfill the purchase commitment. In connection with the Spin-Off Agreement, the Company is no longer liable for the Rebate Agreement.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 7 – Related Party Transactions with the Shareholder

Cash received by the principal shareholder/Officer has been recorded as compensation to officer. The Company has recorded $123,608 and $141,925 as compensation expense for the three months and six months ended March 31, 2017, and $24,000 and $68,184 for the three months and six months ended March 31, 2016, respectively. The Company’s loan payable to the same officer amounted to $0 and $64,600 as of March 31, 2017 and September 30, 2016, respectively.

NOTE 8 – Stockholders' Equity

The Company's capitalization at March 31, 2017 was 300,000,000 authorized shares of Common Stock, among which, 204,000,000 shares were issued and outstanding.

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

On October 31, 2013, the Company acquired all 100% of the issued and outstanding capital stock of DKTI by issuing 2,500,000 shares of its Common Stock valued at $250. The acquisition is being accounted as recapitalization. At the closing of the acquisition, the Company recorded an increase in common stock of $15,400 as a result of recapitalization.

On March 31, 2017, in connection with the Spin-Off Agreement, the Company received 2,500,000 shares of common stock from Mr. Sudeck and the Company returned those shares into treasury shares. The Company recorded an decrease in common stock of $250 as a result of the Spin-Off.

As a result of all prior stock issuances andthe cancellation of Spin-Off Agreement, the Company has 204,000,000 and 206,500,000 shares of common stock issued and outstanding at March 31, 2017 and September 30, 2016, respectively.

mLight Tech, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

NOTE 9 – Subsequent Events

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. persona series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock (the “Conversion Share(s)”) at price of $.01 per share.

On the same day, the Company entered into a note conversion agreement (the “Conversion Agreement”) with three note holders (the “Converters”) to convert the promissory notes issued pursuant to them pursuant to the Spin-Off Agreement into shares of Common Stock.Pursuant to the Conversion Agreement, the entire principal amount of the Notes was converted into shares of Common Stock at a conversion price of $.01 per share, for an aggregate number of 13,300,000 shares. Pursuant to the Conversion Agreement, all the Converters agree to waive their rights to receive the payment of accrued and outstanding interest under these promissory notes as of the date of the Conversion Agreement.

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

Overview of the Business

On March 31, 2017, we entered into a spin-off agreement (the “Spin-Off Agreement”) with Ding King Training Institute, Inc., our previously wholly owned subsidiary and a company incorporated pursuant to the laws of California (“DKTI”), and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck shall receive all of the issued and outstanding capital stock of DKTI in exchange for 2,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company (the “Shares”) owned by Mr. Sudeck (the “Spin-Off”). Immediately after the closing of the Spin-Off, Mr. Sudeck becomes the sole equity owner of DKTI and the Company has no further interest in DKTI.

Before the Spin-off, we, through DKTI, were in the business of training individuals for a career as a technician in the automotive appearance industry, which includes paint less dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The potential students are employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own businesses. DKTI is a California State Licensed Vocational School with the Bureau for Private Post-Secondary Education (BPPE #301591) and authorized to sell business opportunities in the automotive appearance training industry.

For the six months ended March 31, 2017, 191 students graduated from DKTI with completion of 237 courses, as compared to 162 students graduated with the completion of 190 courses in the comparative period of 2016. DKTI offers its training courses at its corporate headquarters located in Costa Mesa, California, and at six satellite-training locations in the states of Colorado, Texas, Missouri, New Jersey, South Carolina and Long Island, New York. No online classes have been offered by DKTI. DKTI currently has five (5) non-employee instructors who teach the courses offered by DKTI on an as needed basis depending upon the demand for the courses.

DKTI offers the following courses at the tuition rates include a $75 registration fee and all tools and equipment necessary, where applicable:

☐

Paintless Dent Repair ("PDR") - The objective of the PDR course is to provide intensive training to an individual who has the goal to continue his hands-on training at home or on-the-job upon graduation. Graduates will have the knowledge to properly access and remove door dings and minor dents from a vehicle without sanding, filling, or painting.

☐

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

17

☐

Chip King - The objective of Chip King course is to teach students how to properly estimate and repair minor paint chips, scratches and nicks on a vehicle. Students will also receive on-going technical support by phone.

☐

Interior Restoration - The objective of the Interior Restoration course is to teach students the correct principles in repairing all types of interior/upholstery damage. Graduates will be skilled in repairing all types of interior/upholstery damage including seats, carpets, panels, dashboards, headliners, etc.

☐

Windshield Repair - The objective of Windshield Repair course is to teach students the correct skills and principles in repairing various types of windshield damage. Graduates will be skilled in repairing various types of windshield damage. They will learn to repair star breaks, small cracks and Bulls Eyes.

☐

Window Tinting - The objective of Window Tinting course is to teach students how to properly apply and remove film on all types of glass and windows. This program is designed to provide extensive "hands-on" training in all aspects of the window tinting trade.

☐

Detailing - The objective of Detailing course is to provide extensive and intensive training to studentsabout how to properly estimate and detail a vehicle from start to finish. The student will also receive on-going technical support by phone. This program is designed to provide hands-on training in all aspects of the auto detailing system. The auto detailing system is a complete and comprehensive package designed to make any vehicle look like is brand new by removing scratches, acid rain, oxidation, over-spray, and other minor blemishes without burning the paint or leaving swirl marks.

☐

Odor Removal - The objective of Odor Removal course is to teach students correct principles in odor removal from a vehicle. The odor removal system eliminates unwanted odors from the inside of a vehicle. It's not a cover-up, but a true odor-oxidizing agent that wipes out odors permanently, leaving the interior of the vehicle smelling like new.

☐

Alloy Wheel Repair - The objective of the Alloy Wheel Repair course is to provide extensive and intensive training to students about how to properly estimate and repair a wide variety of wheel damage. The Alloy Wheel Repair system is a complete comprehensive package offering the tools and equipment needed for all types of wheel repairs, including repairs of minor chips and scratches, scuffs and gouges, rust spots and clear coat damage.

On March 31, 2017, Mr. Sudeck entered into a securities purchase agreement (the “SPA”) with certain purchasers listed in the Exhibit A of the SPA (the “Purchasers”) pursuant to which the Purchasers acquired 180,000,000 shares of Common Stock from Mr. Sudeck for an aggregate purchase price of $325,000 (the “Share Purchase”).The 180,000,000 shares represented approximately 88.24% of issued and outstanding Common Stock of the Company as the date thereof. The transaction resulted in a change in control of the Company.

In connection with the change in control, Mr. Sudeck, the former President, former Chief Executive Officer, former Chief Financial Officer, former Secretary and the former director resigned from all his positions with the Company. Simultaneously, Mr. Huibin Su was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and a director of the Board, Mr. Jiyin Li was appointed as the Chairman of the Board, and Zizhong Huang was appointed as the Company’s Chief Operating Officer, all effective immediately.

Name	Age	Position
Jiyin Li	30	Chairman
Huibin Su	37	Director, Chief Executive Officer, Chief Financial Officer and Principal Accounting Manager
Zizhong Huang	28	Chief Operating Officer

Mr. Li, age 30, has served as the Chairman of Shenzhen Chuangxiang Network Technology Co., Ltd, a company that engages in the development of mobile and internet software products. From August 2015 to June 2016, he was also the CEO of Shenzhen Chuangxiang Network Technology Co. Ltd. From October 2012 to June 2015, he served as the Deputy General Manager of Shenzhen E-Life Technology Co., Ltd., a technology company that develops mobile applications and online games. Mr. Li obtained his Bachelor of Art in business management from Huanghe Science &Technology College.

Mr. Li does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Su, age 37, has served as the CEO and CFO of Shenzhen Chuangxiang Network Technology Co., Ltd since June 2016. From January 2015 to May 2016, he served as the CFO of Guangzhou Honghuayuan Investments Limited, an investment company that specializes in real estate related investments and fund management. From January 2012 to February 2014, he served as the CFO of Guangzhou Wancai Group Limited, a real estate and tourism development company. From August 2002 to December 2011, he served as the Finance Supervisor of Guangzhou Pharmaceutical Holdings Limited, a pharmaceutical wholesaler and distribution company. Mr. Su obtained his Master Degree in Business Administration from Sun Yat-Sen University.

Mr. Su does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Huang, age 28, has served as the COO of Shenzhen Chuangxiang Network Technology Co., Ltd since July 2016. From January 2015 to June 2016, Mr. Li was the co-founder and COO of Dongguan Houhai Asset Management Co., Ltd., an investment company that specializes in equity investments and private fund management. From July 2012 to December 2014, he served as the business manager of Dongguan Rural Commercial Bank. Mr. Huang obtained his Bachelor in business administration from South China Agricultural University.

Mr. Huang does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On April 19, 2017, we entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. persona series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock at price of $.01 per share to the Purchaser.

On the same day, we entered into a note conversion agreement (the “Conversion Agreement”) with three note holders (the “Converters”) to convert the promissory notes issued pursuant to them pursuant to the Spin-Off Agreement into shares of Common Stock.Pursuant to the Conversion Agreement, the entire principal amount of the Notes was converted into shares of Common Stock at a conversion price of $.01 per share, for an aggregate number of 13,300,000 shares (the “Note Conversion”). Pursuant to the Conversion Agreement, all the Converters agree to waive their rights to receive the payment of accrued and outstanding interest under the promissory notes as of the date of the Conversion Agreement.

Financial Operations Overview

Results of Operations for the three and six months ended March 31, 2017.

The consolidated results of operations for the three and six months ended March 31, 2017 and 2016 included the results of operations of DKTI and mLight Tech.

Revenues for the three months ended March 31, 2017 and 2016were $731,700 and 613,810, respectively. Revenues primarily comprised of training courses and tools and accessories offered to the students and licensing income earned by marketing online trade name and shopping cart. Revenues for the three months increased in 2017 by $117,900 or 19% primarily due to the increase in student enrollments and training course completions during the three months ended March 31, 2017 as compared to the same period in 2016. Our online marketing presence was increased during the three months ended March 31, 2017 because of our pay per click advertising on Google and an increase in search engine optimization marketing which caused the quantity of leads to increase. Additionally, we hadmore students add on additional training packages to their core PDR Training program which contributed to the increase in sales. We offer PDR Training in Missouri, South Carolina, New York, New Jersey, Colorado and Texas to generate more mid-west customers who are able to drive to school and avoid the inconvenience of airports and other travel related expenses. During the three months ended March 31, 2017, 112 students graduated who were enrolled in 140 training courses as compared to 99 students graduated enrolling in 115 courses in the same comparable period in 2016. As a result, the Company recorded $373,787 in revenues earned from training courses completed in 2017 and $352,203 from the sale of tools and accessories as compared to $422,579 in revenues earned from training courses completed and $188,544 from the sale of tools and accessories for the comparable period in 2016. The Company recorded $0 in licensing income for the three months ended March 31, 2017and 2016. The Company also offered additional training courses in 2017 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. In addition, the Company recorded $5,710 in shipping income for the three months ended March 31, 2017 compared to $0 in shipping income for the comparative period in 2016.

Revenues for the six months ended March 31, 2017 and 2016 were $1,395,161 and $1,178,480, respectively. Revenues increased for the six months ended March 31, 2017 by $216,681 or 18% primarily due to the increase in students' enrollment (191 students) and training course completions (237 courses) in 2017 as compared to 2016. The Company recorded $786,980 in revenues earned from training courses completed and $594,892 from sale of tools and accessories in six months ended March 31, 2017 as compared to $785,280 in revenues earned from training courses completed and $366,763 from sale of tools and accessories for the comparable period in 2016. The Company recorded $0 in licensing income for the six months ended March 31, 2017 as compared to $23,750 in licensing income for the comparable period in 2016. The Company also offered additional training courses in 2017 and 2016 which also helped in increasing enrollment of students resulting in an increase in training revenues. The Company also recorded $13,289 in shipping income for the six months ended March 31, 2017, compared to $0 in shipping income for the six months ended March 31, 2016.

Cost of sales for the three months ended March 31, 2017 and 2016was $316,008 and $302,751, respectively. Cost of sales as a percentage of tuition revenue was 44% for 2017 and 48% for 2016. The Company offered discounted pricing for additional courses to students in both 2017 and 2016, and increased the number of instructors while the student enrollment increased in 2017. The Company kept the same number instructors in 2016 while the student enrollment increased. As a result, students to instructor ratio increased, which decreased the cost of sales as a percentage of tuition revenue in 2017 over 2016. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the six months ended March 31, 2017 and 2016 were $638,104 and $562,092, respectively. Cost of sales as a percentage of tuition revenue decreased to 46% for 2017 as compared to 48% for the comparable period in 2016, primarily because the Company offered discounted pricing for additional courses to students both in 2017 and 2016. As a result, students to instructor ratio increased which reduced the cost of sales as a percentage of tuition revenues. There are no direct costs associated with revenues derived from the licensing revenues

Operating expenses for the three months ended March31, 2017 were $313,584 compared to $338,518 for the same comparable period in 2016. Operating expenses primarily consist of selling, general and administrative expense ("S,G&A"). S,G&A decreased by $24,934 or 7% in 2017 as compared to 2016, primarily due to decrease in administrative and consulting expenses, decrease in provision for bad debts, and decrease in legal and professional fees. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Operating expenses for the six months ended March 31, 2017 were $605,683 compared to $543,351for the same comparable period in 2016. S, G&A for the six months ended March 31, 2017 increased by $62,332 or 11% in 2017 as compared to 2016 primarily due to increase in sales and marketing promotions expense incurred by the Company to enroll new students, increase in legal and professional fees, increase in payroll expense due to new hires and officer's compensation, and increase in provision for bad debts and administrative expenses. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Depreciation expense for the three months and six months ended March 31, 2017 was $627 and $1,390 compared to $763 and $1,481 for the same comparable periods in 2016.

Other income for the three months and six months ended March 31, 2017was $13,500 and $13,500 compared to $0 and $5,625 for the comparable periods in 2016. Other income consisted of collection of accounts receivable amounting that were previously written off in prior periods.

Interest expense for the three months and six months ended March 31, 2017 was $18,539 and $29,664 as compared to $1,569 and $3,138 for the same comparable periods in 2016. Interest expense increased by $16,783 or 1070% for the three months ended March 31, 2017 and increased by $26,526 or 845% for the six months ended March 31, 2017 as compared to prior year comparable periods primarily because the Company executed a note payable to a bank in May 2016.

As a result of the above, the Company recorded a net income of $94,553 for the three months ended March 31, 2017 compared to a net loss of $29,790 for the same comparable period in 2016. The Company recorded a net income of $131,932 for the six months ended March 31, 2017 as compared to a net income of $73,243 for the same comparable period in 2016.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the six months ended March 31, 2017 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $131,932 for the six months ended March 31, 2017 and net cash flows provided by operating activities were $37,311. In addition, we have an accumulated deficit of $154,250 and a working capital deficiency of $133,600 as of March 31, 2017. Management's plans include raising capital by borrowing and/or sale of common shares and borrowing working capital from its directors/officers to continue as a going concern. There is no assurance these plans will be realized.

Operating Activities

Net cash flows provided by operating activities for the six months ended March 31, 2017 was $37,311, primarily due to the net income of $131,933, add back from the bad debt expense of $19,054, decrease in accounts payable of $84,617 and refundable deposits of $33,925and offset by increase in accounts receivable of $180,717, bank overdraft of $11,228, accrued expense of $19,585 and accrued interest of $17,126.

Investing Activities

Net cash flows used in investing activities for the six months ended March 31, 2017 was $0.

Financing Activities

Net cash flows used in financing activities for the six months ended March 31, 2017 was $37,311 due to the cash payments of $31,274 on loan payable, and $6,037 cash advanced by the officer for the Company's working capital requirements.

As a result of the above activities, we did not experience a change in cash and cash equivalents for the six months ended March 31, 2017. Cash balance at March 31, 2017 and September 30, 2016 were $0 as we were overdrawn in our bank account.

We may need to raise additional capital through loans or additional investments from our officers, directors, or third parties. In order to fund transaction costs in connection with potential business acquisitions, our directors and/or officers members or their affiliates or other third parties may loan us additional amount. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

It is possible that we will not raise sufficient additional funds from borrowings or sale of our common stock to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

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

On March 31, 2017, we entered into the Spin-Off Agreement with DKTI and Mr. Sudeck. Pursuant to the Spin-Off Agreement, Mr. Sudeck shall receive all of the issued and outstanding capital stock of DKTI in exchange for 2,500,000 shares of common stock, par value $0.0001 per Shares owned by Mr. Sudeck. Immediately after the closing of the Spin-Off, Mr. Sudeck has become the sole equity owner of DKTI and the Company has no further interest in DKTI.

Before the Spin-off, we, through DKTI, were in the business of training individuals for a career as a technician in the Automotive Appearance Industry, which includes paint less dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. After the Spin-Off and as of the date of this report, we have minimal operations and did not generate any revenue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described in our previously filed Annual Report on Form 10-K.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Spin-Off Agreement dated March 31, 2017 among the Company, DKTI and Mr. Sudeck, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 5, 2017

10.2	Share Purchase Agreement dated March 31, 2017 among the Company, Mr. Sudeck and certain Purchasers, incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 5, 2017

10.3	Promissory Note Transfer Agreement dated March 31, 2017 among Adam McDonald, certain buyers and DKTI, incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on April 5, 2017

10.4	Note Conversion Agreement dated April 18, 2017 among the Company and certain converters, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2017

10.5	Securities Purchase Agreement dated April 18, 2017 among the Company and certain purchasers, incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 24, 2017

10.6	Series A Convertible Debenture Dated April 18, 2017, incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 24, 2017

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial and accounting officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mLight Tech, Inc.

Date: May 15, 2017	By:	/s/ Huibin Su
Huibin Su Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director (Principal Executive Officer and Financial Officer)

