Form 10-Q
period 2017-06-30
CX Network Group, Inc.
filed 2017-08-10
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-169805

CX Network Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1205, 1A Building, Shenzhen Software Industry Base, Xuefu Rd, Nanshan District, Shenzhen, Guangdong Province, China	518005
(Address of Principal Executive Offices)	(ZIP Code)

(011) (86) 755-26412816

(Registrant's Telephone Number, Including Area Code)

mLight Tech, Inc.

3100 Airway Avenue, Suite 141, Costa Mesa, CA

949-981-3464

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2017, we have 14,486,670 shares of common stock, par value $0.0001 per share issued and outstanding (given effect of the reverse stock split).

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to CX Network Group, Inc. a Neveda corporation (a.k.a. mLight Tech, Inc., a Florida corporation), and its consolidated subsidiary.

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective July 11, 2017, we completed a reverse stock split in which each one (1) share of outstanding common stock of MLGT (as defined herein below) was automatically converted into 0.0667 share of common stock of CX (as defined herein below) at the one-for-fifteen reverse split ratio. Our Articles of Incorporation provides for 25,000,000 authorized shares of capital stock, consisting of 20,000,000 shares of CX common stock and 5,000,000 shares of preferred stock, par value $0.0001 per share. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-fifteen reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Report on Form 10-Q have been adjusted to give effect to this reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CX NETWORK GOUP, Inc.
(formerly known as mLight Tech, Inc.)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2017	September 30, 2016

ASSETS
Current assets
Cash and cash equivalents	$68,207	$-
Accounts receivable, net of allowance of $0 and $32,578 at June 30, 2017 and September 30, 2016, respectively	-	122,453

Total current assets	68,207	122,453

Property and equipment, net	-	5,801
Security deposit	-	10,756
Total Assets	$68,207	$139,010

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$-	$15,153
Accounts payable	7,000	148,777
Accrued expenses	-	40,433
Accrued interest	2,367	18,695
Refundable deposits	-	1,220
Payable to officer	-	64,600
Purchase commitments	-	365,538
Notes payable, current portion, net of discount of $0 at June 30, 2017 and $34,323 at September 30, 2016	150,000	200,856
Total current liabilities	159,367	855,272

Total Liabilities	159,367	855,272

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 20,000,000 shares authorized; 14,486,670 and 13,766,666 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	1,449	1,377
Treasury stock, 166,667 and 0 shares at June 30, 2017 and September 2016, respectively	17	-
Additional paid-in capital	152,184	19,273
Accumulated deficit	(244,810)	(736,912)
Total stockholders' deficit	(91,160)	(716,262)

Total Liabilities and Stockholders' Equity (Deficit)	$68,207	$139,010

The accompanying notes are an integral part of these consolidated financial statements.

CX NETWORK GOUP, Inc.
(formerly known as mLight Tech, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues
Tuition	$-	$760,112	$1,381,872	$1,912,155
Licensing fees	-	-	-	23,750
Shipping	-	3,588	13,289	6,276
Total revenues	-	763,700	1,395,161	1,942,181

Cost of sales	-	381,716	638,104	943,808

Gross profit	-	381,984	757,057	998,373

Operating expenses
Selling, general and administrative	87,836	494,138	693,518	1,043,114
Depreciation and amortization	-	763	1,390	2,244
Total operating expenses	87,836	494,901	694,908	1,045,358

Income (loss) from continuing operations	(87,836)	(112,917)	62,150	(46,985)

Other income (expenses)
Other (expenses) income	(357)	-	13,143	-
Interest expense	(2,367)	(6,944)	(32,031)	(10,082)
Total other income (expenses)	(2,724)	(6,944)	(18,888)	(10,082)

Income (loss) from operations before income tax	(90,560)	(119,861)	43,262	(57,067)

Provision for income tax	-	-	1,890	800

Net income (loss)	$(90,560)	$(119,861)	$41,372	$(57,867)

Basis and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.00	$(0.00)

Weighted average number of common shares outstanding	14,309,333	13,766,667	14,210,319	13,766,667

The accompanying notes are an integral part of these consolidated financial statements.

CX NETWORK GOUP, Inc.
(formerly known as mLight Tech, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$41,372	$(57,867)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,390	2,244
Amortization of debt discount	(1,058)	5,375
Bad debts	19,054	84,333
Changes in operating assets and liabilities
Accounts receivable	(180,717)	(95,590)
Security deposit	-	(4,486)
Bank overdraft	(11,228)	(1,405)
Accounts payable	91,017	13,756
Accrued expenses	(19,585)	(11,236)
Accrued interest	(14,759)	4,706
Refundable deposits	33,925	(3,000)
Deferred revenue	-	(23,750)
Purchase commitments	(3,892)	(2,723)
Net cash used in operating activities	(44,481)	(89,643)

Cash flows from investing activities
Acquisition of property and equipment	(0)	(2,636)
Net cash used in investing activities	(0)	(2,636)

Cash flows from financing activities
Proceeds from loan payable	150,000	109,500
Repayments of note payable	(31,274)	(17,321)
Cash advances from officer	54,400	100
Repayments of advances by officer	(60,437)
Net cash (used in) provided by financing activities	112,689	92,279

Net increase in cash and cash equivalents	68,207	-

Cash and cash equivalents at the beginning of year	-	-

Cash and cash equivalents at the end of year	$68,207	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$1,050
Cash paid for interest	$29,664	$-

Supplemental disclosures of non-cash financing activities:
Covertions of notes payable	$133,000	$-

Supplemental disclosures of subsidary spin-off:
Accounts receivable, net	$284,115
Property and equipment	4,411
Security deposit	10,756
Bank overdraft	(3,925)
Accounts payable	(232,793)
Accrued expenses	(20,848)
Accrued interest	(1,569)
Refundable deposits	(35,145)
Payable to officer	(58,563)
Purchase commitments	(361,645)
Notes payable, net	(35,524)
Common stock	(250)
Accumulated deficit	450,980
	$0

The accompanying notes are an integral part of these consolidated financial statements.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

The Company was incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation and our wholly owned subsidiary ("CX"), with CX as the surviving corporation that operates under the name “CX Network Group, Inc.”(the “Name Change”), pursuant to an agreement and plan of merger (the "Merger Agreement") dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and Bylaws of CX (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CX, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”) which resulted in reclassification of capital from par value to capital in excess of par value. Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we have 14,486,670 shares of common stock of CX issued and outstanding. The Company’s Articles of Incorporation provides for 25,000,000 authorized shares of capital stock, consisting of 20,000,000 shares of CX common stock and 5,000,000 shares of preferred stock, par value $0.0001 per share. All share and per share data for fiscal 2017 and comparative periods included within our consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

In connection with the Name Change, Domicile Change, and Reverse Stock Split, the Financial Industry Regulatory Authority assigned the Company a new stock symbol, MLGTD. The Name Change, Reverse Stock Split and Domicile Change took effect at the open of business on July 12, 2017. The new CUSIP number is 12672T 108.

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean CX Network Group, Inc, mLight Tech, Inc., a Florida corporation, and Ding King Training Institute, Inc., a California corporation ("DKTI"), its wholly-owned subsidiary until March 31, 2017.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of the issued and outstanding capital stock of DKTI, a California corporation, in exchange for 166,667 shares of its common stock, par value $0.0001 per share (the “Common Stock”). As a result, DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposes and mLight is the acquired company. The merger was accounted for as a recapitalization. Subsequent to the merger, the operations of mLight are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end.

On March 31, 2017, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with DKTI and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck received all of the issued and outstanding capital stock of DKTI in exchange for 166,667 shares of Common Stock of the Company (the “Shares”) owned by Mr. Sudeck (the “Spin-off”). Immediately after the closing of the Spin-Off, Mr. Sudeck has become the sole equity owner of DKTI and the Company has no further interest in DKTI.

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

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 – Nature of Operations and Going Concern (continued)

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months and nine months ended June 30, 2017 and 2016, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of June 30, 2017, the Company's total liabilities exceeded its total assets by $91,160. The Company has a net profit of $41,372 for the nine months ended June 30, 2017 and has recorded an accumulated deficit of $244,810 as of June 30, 2017. The Company has had difficulty in raising capital. On June 30, 2017 and as of the date of this report, due to the Spin-Off Agreement, the Company does not have substantial operations. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease to exist. The Company cannot provide any assurance that new financing will be available to us on commercially. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CX and its wholly-owned subsidiary Ding King Training Institute, Inc. through March 31, 2017, at which date the DKTI subsidiary was spun-off. All intercompany balances and transactions are eliminated in consolidation.

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

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $0 and $19,054 for the three months and nine months ended June 30, 2017, respectively, as compared to bad debt expense of $44,094 and $84,333 for the three months and nine months ended June 30, 2016, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. On March 31, 2017, immediately after the closing of the Spin-Off, all property and equipment were spun off to DKTI. As the result of the Spin-off, the Company does not have any property and equipment at June 30, 2017. Depreciation and amortization expense for the three months and nine months ended June 30, 2017 was $0 and $1,390, respectively, and depreciation and amortization expense for the three months and nine months ended June 30, 2016 was $763 and $2,224, respectively.

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

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

Fair value of Financial Instruments and Fair Value Measurements (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, accrued liabilities, and short term loans. Pursuant to ASC 820 and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company had no financial assets or liabilities carried and measured on a non-recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Revenue Recognition

Through March 31, 2017, the Company's tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student's employer, which is received upon the commencement of the course or extended credit over a period of one to three months or as agreed upon, is recognized as revenue upon the completion of the training courses. The training course duration is from one to two weeks.

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

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and nine months ended June 30, 2017 and 2016, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The revenue recognition standard affects all entities—public, private, and not-for-profit—that have contracts with customers with certain exceptions. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The guidance was originally effective for annual reporting periods of public entities beginning on or after December 15, 2016, including interim periods within that reporting period. For all other entities, the amendments in the new guidance were originally effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Application will be permitted earlier only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU No. 2014-09. The Company current does not generate revenue. The Company will evaluate this guidance to determine the impact it may have on its financial statements.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

 Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently does not have any lease agreements. The Company will evaluating this guidance to determine the impact it may have on its financial statements once the Company has lease agreements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4 – Notes Payable

Notes payable consists of:

	June 30, 2017	September 30, 2016
	(Unaudited)	(Audited)
Note payable to individual, unsecured, 10% interest, due June 30, 2017	$-	$50,000
Note payable to individual, unsecured, 10% interest, due June 30, 2017	-	68,000
Note payable to individual, unsecured, 10% interest, due June 30, 2017	-	7,500

Note payable to bank, secured, week day payment of $481.14 for 330 weekdays (“Loan”)	-	109,699
Note payable to individual, unsecured, 8% interest, due April 18, 2018	150,000	-
Total	$150,000	$235,199
Less Debt discount	-	(34,343)
Total Note payable	$150,000	$200,856

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 4 – Notes Payable (continued)

On January 9, 2015, the Company and the individual debt holder of the three promissory notes collectively referred to as (“Notes”), totaling $133,000, mutually agreed to extend the payment due date of the Notes due on March 31, 2017. On December 19, 2016, the parties mutually agreed to further extend the maturity date to December 31, 2017. The extension provided for the Notes bearing the same terms upon maturity, the unpaid principal and accrued interest due in full as a balloon payment. On March 31, 2017, the original individual debt holder transferred the three notes to three different individuals. The Company and the three individual debt holders mutually agreed to revise the Notes maturity date to June 30, 2017 and waived all outstanding interest on the Notes. For the nine months ended June 30, 2017, the Company made no cash payments towards the Notes. On April 19, 2017, the Company entered into a note conversion Agreement (the “Conversion Agreement”) with three Notes holders (the “Converters”) to convert their promissory notes (the “Notes”) issued by the Company into the Company’s common stock. Pursuant to the Conversion Agreement, the entire principal amount of the Notes are converted into shares of common stock of the Company, par value $.0001 per share (the “Common Stock”) at a conversion price of $.15 per share (the “Conversion Shares”), for an aggregate number of 886,667 shares (the “Note Conversion”). Upon execution of the Conversion Agreement, all the Converters agree to waive their rights to receive the payment of accrued and outstanding interest under the Notes as of the date of the Conversion Agreement. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $0 and $1,569 related to the Notes, respectively. The Company has recorded interest expense of $6,944 and $10,082 for the three and nine months ended June 30, 2016, respectively.

On May 9, 2016, DKTI entered a Business Loan Agreement (the “Loan”) with a third-party financier and received cash proceeds of $109,500. The Loan is secured by the assets of DKTI and requires DKTI to make a daily cash payment of principal and interest, amounting to $481.14 on each business day, for a total of 330 business days. The total daily cash payments of principal and interest at maturity date would amount to $158,775. In connection with the issuance of the Loan, the Company recorded an original issue discount (the “OID”) of $49,275 which is being amortized to interest expense over the term of Loan using the effective interest method. As of June 30, 2017, the Company has made total cash payments of $80,350 on the Loan. In connection with the Spin-Off agreement, Mr. Sudeck became the sole owner of DKTI and the Company no longer consolidates DKTI’s assets and liabilities. The Loan was spun off to DKTI. As such, there was no Loan outstanding on the Company’s balance sheet as of June 30, 2017. The Company has recorded the amortization of OID discount as interest expense of $0 and $9,556 for the three and nine months ended June 30, 2017, respectively. The unamortized portion of OID discount at June 30, 2017 and September 30, 2016 was $0 and $34,343, and the principal balance due on the Loan at June 30, 2017 and September 30, 2016 was $0 and $109,699, respectively.

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. persona series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock (the “Conversion Share(s)”) at price of $0.15 per share. The note is due on April 18, 2018. For the three and nine months ended June 30, 2017, the Company recorded interest expense of $ 2,367 related to the Debenture.

NOTE 5 – Commitments and Contingencies

Operating Lease

The Company’s previous lease commitments were all signed under DKTI. In connection with the Spin-off Agreement, the Company no longer has ownership of DKTI as of March 31, 2017. The Company currently does not have any outstanding lease agreements or commitments. The total rent expense including common area maintenance charges was $0 and $41,285, for the three months and nine months ended June 30, 2017, respectively, compared to $18,741 and $46,810 for the three months and nine months ended June 30, 2016, respectively,.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 5 – Commitments and Contingencies Operating Lease (continued)

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – Purchase Commitments

DKTI received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, DKTI agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). DKTI initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. DKTI has not purchased the volume of products at the rate anticipated in the Rebate Agreements. The Company’s remaining amount of the rebates advanced is $0 and $365,538 as of June 30, 2017 and September 30, 2016, respectively.

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

The total dollar amount of products DKTI is required to buy under the Rebate Agreement from the manufacturer was $1,780,000. The contract with the manufacturer expired in November 2014. Management is still operating under the same contractual terms of the agreement as if it is still effective. DKTI has previously made an effort to contact the current manufacturer regarding its purchase commitments. If DKTI cannot fulfill the purchase obligation, management anticipates they will be able to negotiate a time extension to fulfill the purchase commitment. In connection with the Spin-Off Agreement, the Company is no longer liable for the Rebate Agreements.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 7 – Related Party Transactions with the Shareholder

Cash received by a Company’s former principal shareholder/Officer has been recorded as compensation to officer. The Company has recorded $0 and $141,925 as compensation expense for the three months and nine months ended June 30, 2017, and $189,342 and $257,525 for the three months and nine months ended June 30, 2016, respectively. The Company’s loan payable to the same officer amounted to $0 and $64,600 as of June 30, 2017 and September 30, 2016, respectively.

For time to time, the Company’s former shareholder/Officer provided advances to the Company for working capital purposes. These advances are non-interest bearing and unsecured. For three months ended June 30, 2017, a current officer of the Company advanced the approximately $54,000 for expenses. These advances were repaid as of June 30, 2017.

NOTE 8 – Stockholders' Equity

The Company's capitalization at June 30, 2017 was 25,000,000 authorized shares of capital stock, consisting of 20,000,000 shares of CX common stock and 5,000,000 shares of preferred stock, par value $0.0001 per share, among which, 13,600,000 shares were issued and outstanding (given the effect of the Reverse Stock Split).

On July 11, 2017, the Company’s board of directors authorized a 1 for 15 Reverse Stock Split (defined hereinafter). The record date of the split was July 11, 2017 and the effective date was July 12, 2017. All prior period shares and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this stock split.

On August 1, 2013, in a private transaction, Todd Sudeck, the sole director and officer of the Company, acquired a total of 12,000,000 shares of the Company's Common stock from Edward Sanders, the Company's former director and officer and principal shareholder.

On October 31, 2013, the Company acquired all 100% of the issued and outstanding capital stock of DKTI by issuing 166,667 shares of its Common Stock valued at $250. The acquisition is being accounted as recapitalization. At the closing of the acquisition, the Company recorded an increase in common stock of $15,400 as a result of recapitalization.

In connection with the Spin-Off Agreement, the Company received 166,667 shares of common stock from Mr. Sudeck and the Company returned those shares into treasury shares. The Company recorded a decrease in common stock of $250 as a result of the Spin-Off.

On April 17, 2017, the Company entered into the Conversion Agreement with three Converters to convert the promissory notes issued pursuant to them pursuant to the Spin-Off Agreement into shares of Common Stock. Pursuant to the Conversion Agreement, the entire principal amount of the Notes was converted into shares of Common Stock at a conversion price of $.15 per share, for an aggregate number of 886,667 shares. Pursuant to the Conversion Agreement, all the Converters agree to waive their rights to receive the payment of accrued and outstanding interest under these promissory notes as of the date of the Conversion Agreement.

As a result of all prior stock issuances and the cancellation of Spin-Off Agreement, the Company has 14,486,670 and 13,766,667 shares of common stock issued and outstanding at June 30, 2017 and September 30, 2016, respectively.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 9 – Subsequent Events

On July 11, 2017, the Company merged with and into CX with CX as the surviving corporation that operates under the name “CX Network Group, Inc.”, pursuant to the Merger Agreement. Immediately after the effectiveness of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CX, and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CX, par value $0.0001 per share at a one-for-fifteen reverse split ratio. Immediately prior to the effectiveness of the Reverse Stock Split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the Reverse Stock Split, we have 14,486,670 shares of common stock of CX issued and outstanding.

In connection with the Name Change, Domicile Change, and Reverse Stock Split, the Financial Industry Regulatory Authority assigned the Company a new stock symbol, MLGTD. The Name Change, Reverse Stock Split and Domicile Change took effect at the open of business on July 12, 2017. The new CUSIP number is 12672T 108.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "CX" shall mean CX Network Group, Inc., a Nevada corporation (previously known as mLight Tech, Inc., a Florida corporation), and its consolidated subsidiary.

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

Overview of the Business

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation and our wholly owned subsidiary ("CX"), with CX as the surviving corporation that operates under the name “CX Network Group, Inc.”(the “Name Change”), pursuant to an agreement and plan of merger (the "Merger Agreement") dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CX (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CX, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”). Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we have 14,486,670 shares of common stock of CX issued and outstanding.

In connection with the Name Change, Domicile Change, and Reverse Stock Split, the Financial Industry Regulatory Authority has assigned the Company a new stock symbol, MLGTD. The Name Change, Reverse Stock Split and Domicile Change will take effect at the open of business on July 12, 2017. The new CUSIP number is 12672T 108.

Our limited business until March 31, 2017, when control of our company changed (the “Change of Control”), pursuant to a share purchase agreement and a spin-off agreement set forth below (respectively “Change of Control SPA” and the “Spin-Off Agreement”), was to provide software solutions that simplify the management of networked personal computers.

We are now exploring a business combination opportunity with an existing business.

Current Business

Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our principal business is to achieve long-term growth potential through acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this Annual Report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;
●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	Strength and diversity of management, either in place or scheduled for recruitment;
●

Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;
●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot be presently ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Historical Activities

Change of Control

On March 31, 2017, we entered into the Spin-Off Agreement with Ding King Training Institute, Inc., the Company’s wholly-owned subsidiary (“DKTI”), and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck received all of the issued and outstanding capital stock of DKTI in exchange for approximately 166,667 shares of common stock of CX (pre-split 2,500,000 shares of common stock of MLGT) owned by Mr. Sudeck. Immediately upon the closing of the Spin-Off Agreement, Mr. Sudeck is the sole equity owner of DKTI and the Company has no further interest in DKTI.

On March 31, 2017, Mr. Sudeck entered into the Change of Control SPA with certain purchasers listed therein (the “Purchasers”), whereby the Purchasers acquired 12,000,000 shares of common stock of CX (pre-split 180,000,000 shares of common stock of MLGT) from Mr. Sudeck for an aggregate purchase price of $325,000, which represented approximately 87.17% of issued and outstanding equity of MLGT at that time, resulting in a change of the control of MLGT.

In connection with the Change of Control, Mr. Sudeck, the former President, former Chief Executive Officer, former Chief Financial Officer, former Secretary and former sole director, resigned from all his positions with the Company.

Simultaneously, Mr. Huibin Su was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and a director, Mr. Jiyin Li was appointed as the Chairman of the board of the directors, and Zizhong Huang was appointed as the Company’s Chief Operating Officer, all effective immediately.

Business Prior to the Change of Control

Until March 31, 2017, MLGT, through its wholly-owned subsidiary, DKTI, was in the business of training individuals for a career as a technician in the Automotive Appearance Industry. The potential students are employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own business. DKTI is a California State Licensed Vocational School with the Bureau for Private Post-Secondary Education and also authorized to sell business opportunities in the Automotive Appearance Training industry.

Financial Operations Overview

Results of Operations for the three and nine months ended June 30, 2017.

The consolidated results of operations for the three and nine months ended June 30, 2017 and 2016 included the results of operations of DKTI (until March 31, 2017) and MLGT.

Revenues for the three months ended June 30, 2017 and 2016 were $0 and $763,700, respectively. We did not generated any revenues for the three months ended June 30, 2017 as the DKTI was spun off at March 31, 2017. We recorded $0 in shipping income for the three months ended June 30, 2017 compared to $3,588 in shipping income for the same comparable period in 2016. While we have been evaluating acquisition opportunities since March 31, 2017, we cannot assure that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Revenues for the nine months ended June 30, 2017 and 2016 were $1,395,161 and $ 1,942,181, respectively. Revenues prior to March 31, 2017 primarily comprised of training courses and tools and accessories offered to the students and licensing income earned by marketing online trade name and shopping cart. Revenues decreased for the nine months ended June 30, 2017 by $547,020 or 28.2% primarily due to the spun-off of the DKTI operations. We had students' enrollment (102 students) and training course completions (125 courses) in 2017 as compared to students' enrollment (288 students) and training course completions (342 courses) in 2016. The Company recorded $786,980 in revenues earned from training courses completed and $594,892 from sale of tools and accessories in nine months ended June 30, 2017 as compared to $1,281,172 in revenues earned from training courses completed and $630,983 from sale of tools and accessories for the same comparable period in 2016. The Company recorded $0 in licensing income for the nine months ended June 30, 2017 as compared to $23,750 in licensing income for the same comparable period in 2016. The Company also recorded $13,289 in shipping income for the nine months ended June 30, 2017, compared to $6,276 in shipping income for the nine months ended June 30, 2016.

Cost of sales for the three months ended June 30, 2017 and 2016 was $0 and $381,716, respectively. Cost of sales as a percentage of tuition revenue was 50% for 2016. The Company offered discounted pricing for additional courses to students in 2016. There are no direct costs associated with revenues derived from our licensing revenues.

Cost of sales for the nine months ended June 30, 2017 and 2016 were $638,104 and $ 943,808, respectively. Cost of sales as a percentage of tuition revenue decreased to 46% for 2017 as compared to 49% for the comparable period in 2016, primarily because the Company offered discounted pricing for additional courses to students both in 2017 and 2016. As a result, students to instructor ratio increased which reduced the cost of sales as a percentage of tuition revenues. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the three months ended June 30, 2017 were $87,836 compared to $494,138 for the same comparable period in 2016. Operating expenses primarily consist of selling, general and administrative expense ("S, G&A"). S,G&A decreased by $406,302 or 82% in 2017 as compared to 2016, primarily due to no employees compensation, decrease in administrative and consulting expenses, decrease in provision for bad debts, and decrease in legal and professional fees. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Operating expenses for the nine months ended June 30, 2017 were $694,908 compared to $1,045,358 for the same comparable period in 2016. Operating expenses for the nine months ended June 30, 2017 increased by $350,450 or 33.5% in 2017 as compared to 2016. S,G&A decreased by $349,596 or 33.5% in 2017 as compared to 2016, primarily due to decrease in sales and marketing promotions expense incurred by the Company to enroll new students, decrease in legal and professional fees, decrease in payroll expense and officer's compensation, and decrease in provision for bad debts and administrative expenses as the result of DKTI spun-off at March 31, 2017. Management expects our costs to continue to decrease until we are able to complete a business acquisition.

Depreciation expense for the three months and nine months ended June 30, 2017 was $0 and $1,390 compared to $763 and $2,244 for the same comparable periods in 2016.

Other expenses for the three months and nine months ended June 30, 2017 was $2,724 and $18,888 compared to $6,944 and $10,082 for the same comparable periods in 2016. Other income consisted of collection of accounts receivable amounting that were previously written off in prior periods.

Interest expense for the three months and nine months ended June 30, 2017 was $2,367 and $32,031 as compared to $6,944 and $10,082 for the same comparable periods in 2016. Interest expense decreased by $4,577 or 65.9% for the three months ended June 30, 2017 as the company reduced its outstanding loan payable amount by approximately $49,000 in April 2017. Interest increased by $21,950 or 217% for the nine months ended June 30, 2017 as compared to prior year comparable periods primarily because the Company executed a note payable to a bank in May 2016.

As a result of the above explanations, the Company recorded a net loss of $90,560 for the three months ended March 31, 2017 compared to a net loss of $119,861 for the same comparable period in 2016. The Company recorded a net income of $41,372 for the nine months ended June 30, 2017 as compared to a net loss of $57,867 for the same comparable period in 2016.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the nine months ended June 30, 2017 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net income of $41,372 for the nine months ended June 30, 2017 and net cash flows used by operating activities of $44,481. In addition, we have an accumulated deficit of $244,810 and a working capital deficiency of $91,160 as of June 30, 2017. Management's plans include raising capital by borrowing and/or sale of common shares to continue as a going concern and acquiring business to generate revenue. However, there is no assurance that these plans will be realized.

Operating Activities

Net cash flows used by operating activities for the nine months ended June 30, 2017 was $44,481, primarily due to the net income of $41,372, by increase in accounts receivable of $180,717, bank overdraft of $11,228, accrued expense of $19,585 and accrued interest of $14,759, and off set by add back from the bad debt expense of $19,054, decrease in accounts payable of $91,017 and refundable deposits of $33,925.

Investing Activities

There was no cash flows provided or used in investing activities for the nine months ended June 30, 2017.

Financing Activities

Net cash flows used in financing activities for the nine months ended June 30, 2017 was $112,689 due to proceeds from loan payable of $ 150,000, cash payments of $31,274 on loan payable, and $54,400 cash advanced from the officer for the Company's working capital requirements and repayments of advanced by officer of $60,437.

As a result of the above activities, our cash balance at June 30, 2017 was $68,207.

Before March 31, 2017, we financed our operations primarily through borrowings from our former President/ Chief Executive Officer and by executing promissory notes for our working capital requirements. On April 19, 2017, we have obtained financing primarily through a convertible debenture in an aggregate principal amount of $150,000 with an 8% annual interest convertible into shares of Common Stock at price of $0.15 per share. The note is due on April 18, 2018. We may need to obtain additional funding to support our operations and consummate a business combination. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and complete a business combination. Failure to raise adequate capital and consummate a business combination could result in the Company having to continuously incur loss and operating expenses.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to consummate a Business Combination where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

Through March 31, 2017, the Company's tuition packages vary in price according to the different types of training programs purchased by the students. Upon commencement of the courses, the Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the courses. The remaining tuition from the student or the student's employer, which is received upon the commencement of the course or extended credit over a period of one to three months, is recognized as revenue upon the completion of the training courses, the duration of which is one to two weeks.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of June 30, 2017, our chief financial officer and chief executive officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described in our previously filed Annual Report on Form 10-K.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, including any efforts to remediate our material weakness except the change of control and management (as more described in the overview of the business in the Management’s Discussion and Analysis contained in this Report) in connection with the execution of certain securities purchase agreement and spin-off agreement dated March 31, 2017.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2017, we entered into a note conversion agreement with three note holders to convert their promissory notes issued by the Company into the Company’s common stock. As a result, we issued approximately 866,667 shares to the Converters (given the effect of the Reverse Stock Split) pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506 and/or Regulation S promulgated thereunder.

On April 19, 2017, we issued a Non-U.S. investor a debenture with a 8% annual interest convertible into 1,000,000 shares of common stock of CX at price of $.15 per share (given the effect of the Reverse Stock Split) pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on July 6, 2017)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial and accounting officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CX NETWORK GROUP, INC.

Date: August 10, 2017	By:	/s/ Huibin Su
Huibin Su Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director

