Form 10-K
period 2017-09-30
CX Network Group, Inc.
filed 2017-12-21
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

Commission File Number: _________________

CX NETWORK GROUP, INC.
(Exact name of issuer as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

Room 1205, 1A Building, Shenzhen Software Industry Base, Xuefu Rd, Nanshan District, Shenzhen, Guangdong Province, China	518005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + 86-755-26412816

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of 3,153,336 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $237,000 as of March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.075 per share, as reported on the OTC Market.

As of December 20, 2017, the registrant had 14,486,670 shares of common stock, par value $0.0001 per share issued and outstanding (given effect of the reverse stock split).

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we”,"CX" and "CXKJ" shall mean CX Network Group, Inc., a Nevada corporation (previously known as mLight Tech, Inc., a Florida corporation), and its consolidated subsidiary.

Part I

ITEM 1.	BUSINESS

We were incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation ("CX") and our wholly owned subsidiary which was set up for the purpose to effect the Domicile Change and Name Change (defined below), with CX as the surviving corporation that operates under the name “CX Network Group, Inc.” (the “Name Change”), pursuant to an agreement and plan of merger (the "Merger Agreement") dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CX (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CX, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”). Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we have 14,486,670 shares of common stock of CXKJ issued and outstanding.

Market Information

In connection with the Name Change, Domicile Change, and Reverse Stock Split, the Financial Industry Regulatory Authority (“FINRA”) assigned the Company a new stock symbol, MLGTD. The Name Change, Reverse Stock Split and Domicile Change took effect at the open of business on July 12, 2017.

On August 11, 2017, the Company was notified by FINRA Department of Market Operations (the “Department”) that they did not process the Reverse Stock Split because they believed that the documentation provided by the Company did not support the Company’s request to process a reverse split. In the same letter, the Department notified the Company that they processed the Company’s request of the merger, the mechanism the Company used to consummate the corporate actions mentioned above. Also in that letter, the Department mentioned that it announced the Reverse Stock Split on July 11, 2017 but subsequently revised the announcement on July 28, 2017. On August 14, 2017, the Company received a notice from the Department that they did not process the symbol change because “there is currently no symbol assigned to the Company.”

On August 16, 2017, the Company appealed the decisions made by Department as mentioned herein above in connection with Reverse Stock Split, Name Change and Domicile Change (for more information about the corporate actions, refer to the current report on Form 8-K the Company filed on July 12, 2017). On October 3, 2017, a Subcommitee of FINRA’s Uniform Practice Code Committee decided to remand the case to the Department for further review. Subsequently, the Department granted the Company’s application for a symbol change. On November 3, 2017, the trading symbol for the Company was changed to “CXKJ,” effective immediately. The new CUSIP number is 12672T 108.

Our limited business until March 31, 2017, when control of our company changed (the “Change of Control”), pursuant to a share purchase agreement and a spin-off agreement set forth below (respectively “Change of Control SPA” and the “Spin-Off Agreement”), was in the business of training individuals for a career as a technician in the Automotive Appearance Industry, which includes paint less dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The potential students were employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own businesses.

We are now exploring a business combination opportunity with an existing business.

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

Business Prior to the Change of Control

Until March 31, 2017, MLGT, through its wholly-owned subsidiary, DKTI, was in the business of training individuals for a career as a technician in the Automotive Appearance Industry. The potential students were employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own business. DKTI is a California State Licensed Vocational School with the Bureau for Private Post-Secondary Education and is also authorized to sell business opportunities in the Automotive Appearance Training industry.

For the year ended September 30, 2017, 191 students graduated from DKTI with completion of 237 courses, as compared to 388 students graduated with the completion of 466 courses in the comparative period of 2016. DKTI offers its training courses at its corporate headquarters located in Costa Mesa, California, and at six satellite-training locations in the states of Colorado, Texas, Missouri, New Jersey, South Carolina and Long Island, New York. No online classes have been offered by DKTI. DKTI currently has five (5) non-employee instructors who teach the courses offered by DKTI on an as needed basis depending upon the demand for the courses.

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

5

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

Employees

As of September 30, 2017, we do not employ any full-time employees and our two executives are working for us on a part-time basis.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required once we identify and merge with an operating company.

ITEM 1A.	RISK FACTORS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2.	PROPERTIES

The Company’s previous lease commitments were all signed under DKTI. In connection with the Spin-off Agreement, the Company no longer has ownership of DKTI as of March 31, 2017. The Company currently does not have any outstanding lease agreements or commitments.

On March 31, 2017, the Company moved its principle office to Room 1205, 1A Building, Shenzhen Software Industry Base, Xuefu Rd, Nanshan District, Shenzhen, Guangdong Province, China. The Company’s telephone and fax numbers also changed, phone: 86-755-26412816, fax: 86-755-26410849.

ITEM 3.	LEGAL PROCEEDINGS

Other than ordinary routine litigation (of which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock was traded on the OTC Bulletin Board under the symbol MLGT until September 2017.

As of November 3, 2017, the trading symbol for the Company is “CXKJ” and our common stock is currently on the OTC Grey Market. The current CUSIP number is 12672T 108. (See, Item 1. Market Information)

The following table sets forth the high and low sales prices as reported on the OTC Market for each of the quarters in our last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2017	HIGH	LOW
10/1/2016-12/31/2016	$0.1125	$0.0465
01/01/2017-03/31/2017	$0.1350	$0.0750
04/01/2017-06/30/2017	$0.3300	$0.1320
07/01/2017-09/30/2017 (given the effect of reverse stock split)	$1.0000	$0.9000

FISCAL YEAR 2016	HIGH	LOW
10/01/2015 – 12/31/2015	$0.0052	$0.0025
01/01/2016 – 03/31/2016	$0.0088	$0.0036
04/01/2016 – 06/30/2016	$0.0001	$0.0061
07/01/2016 – 09/30/2016	$0.0089	$0.0037

Holders

As of December 20, 2017, there were 8 registered holders of record of our common stock.

Dividends

We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant.

During the two most recent completed fiscal years, we did not declare or pay any cash dividends on our shares of common stock, and we do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal year ended September 30, 2017, the Company has not adopted any incentive plan.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On January 9, 2015, the Company and the individual debt holder of the three promissory notes totaling $133,000, mutually agreed to extend the payment due date of the Notes due on March 31, 2017. On December 19, 2016, the parties mutually agreed to further extend the maturity date to December 31, 2017. The extension provided for the notes bearing the same terms upon maturity, the unpaid principal and accrued interest due in full as a balloon payment. On March 31, 2017, the original individual debt holder transferred the three notes to three different individuals. The Company and the three individual debt holders mutually agreed to revise the Notes maturity date to June 30, 2017 and waived all outstanding interest on the Notes. During the current fiscal year, the Company made no cash payments towards the Notes. On April 19, 2017, the Company entered into a note conversion agreement with three note holders to convert their promissory notes issued by the Company into the Company’s common stock. As a result, we issued approximately 866,667 shares to the converters (given the effect of the Reverse Stock Split) pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act and Rule 506 and/or Regulation S promulgated thereunder.

On April 19, 2017, we issued a Non-U.S. investor a debenture for $150,000 with a 8% annual interest convertible into 1,000,000 shares of common stock at price of $.15 per share (given the effect of the Reverse Stock Split) pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements.” The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2016 Annual Report filed with the Securities and Exchange Commission on January 13, 2017, as amended on February 27, 2017 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview of the Business

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation and our wholly owned subsidiary ("CX"), with CX as the surviving corporation that operates under the name “CX Network Group, Inc.” (the “Name Change”), pursuant to an agreement and plan of merger (the "Merger Agreement") dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CX (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CX, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”). Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we have 14,486,670 shares of common stock of CXKJ issued and outstanding.

Our limited business until March 31, 2017, when control of our company changed (the “Change of Control”), pursuant to a share purchase agreement and a spin-off agreement set forth below (respectively “Change of Control SPA” and the “Spin-Off Agreement”), in the business of training individuals for a career as a technician in the Automotive Appearance Industry, which includes paint less dent repair, interior restoration, windshield repair, window detailing, odor removal, detailing and alloy wheel repair. The potential students were employees of auto body shops, car rental companies and car dealers as well as entrepreneurs looking to start their own businesses.

We are now exploring a business combination opportunity with an existing business.

Current Business

Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Historical Activities

Change of Control

On March 31, 2017, we entered into the Spin-Off Agreement with Ding King Training Institute, Inc., the Company’s wholly-owned subsidiary (“DKTI”), and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck received all of the issued and outstanding capital stock of DKTI in exchange for approximately 166,667 shares of common stock of CXKJ (pre-split 2,500,000 shares of common stock of MLGT) owned by Mr. Sudeck. Immediately upon the closing of the Spin-Off Agreement, Mr. Sudeck is the sole equity owner of DKTI and the Company has no further interest in DKTI.

On March 31, 2017, Mr. Sudeck entered into the Change of Control SPA with certain purchasers listed therein (the “Purchasers”), whereby the Purchasers acquired 12,000,000 shares of common stock of CXKJ (pre-split 180,000,000 shares of common stock of MLGT) from Mr. Sudeck for an aggregate purchase price of $325,000, which represented approximately 87.17% of issued and outstanding equity of MLGT at that time, resulting in a change of the control of MLGT.

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

Business Prior to the Change of Control

See Part I Business for detail descriptions.

Financial Operations Overview

Results of Operations for the year ended September 30, 2017 and 2016

The consolidated results of operations for the years ended September 30, 2017 and 2016, respectively included the results of operations of DKTI (until March 31, 2017) and MLGT.

Revenues for the years ended September 30, 2017 and 2016 were $1,395,161 and $2,560,473, respectively. Revenues comprised of training courses offered, sale of tools and accessories, and licensing income earned by marketing online trade name and shopping cart. Revenues decreased in 2017 by $1,165,312 or 46% primarily due to the DKTI spin-off on March 31, 2017; the Company only recorded six months of revenue generated by the DKTI in 2017 as compared to the twelve months of revenue. During the year ended September 30, 2017, we had 191 students enrolled in 237 training course as compared to 388 students graduated who were enrolled in 466 training courses in 2016. The Company recorded $1,381,872 in revenues earned from training courses completed in 2017 as compared to $2,524,821 in revenues earned from training courses completed and tools and accessories sold to its students during the training courses for the same comparable period in 2016. The Company recorded $0 in licensing income for the year ended September 30, 2017 as compared to $23,750 for the same comparable period in 2016. The Company executed an exclusive license in 2013 and 2014 to an affiliated entity, Dent Tools Direct USA, Inc., to market online its trade name and shopping cart. This agreement expired on December 31, 2015 and was not extended or renewed. In addition, the Company recorded $13,289 in shipping income for sale of tools to its students for the year ended September 30, 2016 compared to $11,902 in shipping income for the same comparable period in 2016.

Cost of sales for the year ended September 30, 2017 and 2016 were $638,104 and $1,339,314, respectively. Cost of sales as a percentage of revenue was approximately 46% and 52% for the years ended September 30, 2017 and 2016, respectively. There are no direct costs associated with revenues derived from the licensing revenues.

Operating expenses for the year ended September 30, 2017 and 2016 were $748,858 and $1,446,331, respectively. Operating expenses primarily consisted of selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses (S, G&A) for the year ended September 30, 2017 and 2016 were $747,468 and $1,443,324, respectively. S,G&A decreased by $695,856 or 48% in 2016 primarily due to the decrease in selling, legal and professional fees, compensation and consulting fees, advertising, rent and bad debt expense, depreciation and amortization incurred by DKTI as a result of the DKTI spin-off. Management expects our costs to continue to fluctuate until we begin to have substantial operations.

Interest expense for the year ended September 30, 2017 and 2016 was $35,021 and $21,307, respectively. Interest expense increased by $13,714 for the year ended September 30, 2017 as compared to prior year primarily because the Company executed a note payable to a bank in May 2016.

As a result of the above explanations, the Company recorded a net loss of $15,816 for the year ended September 30, 2017 as compared to a net income of $247,279 for the same comparable period in 2016.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the years ended September 30, 2017 and 2016 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net loss of $15,816 for the year ended September 30, 2017 and net cash used in operating activities was $99,077. In addition, we have an accumulated deficit of $301,998 and working capital deficiency of $148,348 as of September 30, 2017. Management's plans include raising capital by borrowing and/or sale of common shares to continue as a going concern and acquiring business to generate revenue. However, there is no assurance that these plans will be realized.

Operating activities

Net cash flows used in operating activities for the year ended September 30, 2017 was $99,077, primarily due to the net loss of $15,816, depreciation and amortization expense of $1,390, amortization of debt discount of $1,058, bad debt expense of $19,054, increase in accounts receivable of $180,717 over the same period in 2016, decrease in bank overdraft of $11,228, increase in accounts payable of $90,617, decrease in accrued expenses of $19,585, decrease in accrued interest of $11,767, increase in refundable deposits of $33,925, and decrease in purchase commitments of $3,892. Net cash flows used in operating activities for the year ended September 30, 2016 was $121,888, primarily due to the net loss of $247,279, depreciation and amortization expense of $3,007, amortization of debt discount of $14,932, bad debt expense of $121,832, increase in accounts receivable of $65,252, increase in security deposit of $4,486, increase in bank overdraft of $13,452, increase in accounts payable of $75,194, decrease in accrued expenses of $9,805, increase in accrued interest of $6,275, decrease in refundable deposits of $2,000, decrease in deferred revenue of $23,750, and decrease in purchase commitments of $4,008.

Investing activities

There was no cash flows used in the investing activities for the year ended September 30, 2017. Net cash flows used in investing activities for the year ended September 30, 2016 was $2,636 due to the acquisition of property and equipment.

Financing activities

Net cash flows provided by financing activities for the year ended September 30, 2017 was $112,689 principally due to the cash proceeds from loan payable of $150,000, repayment of loan payable of $31,274, cash received from officer of $54,400 for working capital needs of the Company and repayments of advanced by officer of $60,437. Net cash flows provided by financing activities for the year ended September 30, 2016 was $124,524 principally due to the cash proceeds from loan payable of $109,500, repayment of loan payable of $49,076, and cash received from officer of $64,100 for working capital needs of the Company.

As a result of the above activities, we experienced a net increase in cash of $13,611 for the year ended September 30, 2017. Cash balance at September 30, 2017 was $ 13,611.

To date, we have financed our operations primarily through borrowings from our management and/or majority shareholders and more recently by executing promissory notes for our working capital requirements. We may need to obtain additional funding to support our operations and consummate a business combination. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and complete a business combination. Failure to raise adequate capital and consummate a business combination could result in the Company having to continuously incur loss and operating expenses.

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

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $20,955 for the year ended September 30, 2017, as compared to bad debt expense of $121,832 for the year ended September 30, 2016, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. On March 31, 2017, immediately after the closing of the Spin-Off, all property and equipment were spun off to DKTI. As the result of the Spin-off, the Company does not have any property and equipment at September 30, 2017. Depreciation and amortization expense for the year ended September 30, 2017 and 2016 were $1,390 and $3,007, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company follows the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As we currently have no operations, we do not have significant activities that require complex judgement that is subject to estimation.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended September 30, 2017 and 2016, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The revenue recognition standard affects all entities—public, private, and not-for-profit—that have contracts with customers with certain exceptions. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The guidance was originally effective for annual reporting periods of public entities beginning on or after December 15, 2016, including interim periods within that reporting period. For all other entities, the amendments in the new guidance were originally effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Application will be permitted earlier only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU No. 2014-09. The Company currently has no revenue. The Company will evaluate the impact of the pronouncement once a new source of revenue is obtained.

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

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this report for discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in Part III, Item 15 (a) (1) and (2) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report for the reasons cited below regarding our internal controls over financial reporting also not being effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2017. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

(c)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. These controls are designed and implemented under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the management and our Board of Directors regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties in the treasury and banking functions consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2017.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring an experienced controller and building an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of December 20, 2017; each of the persons included in the table below was appointed as of the Change of Control transaction described elsewhere in this Report. Pursuant to the Change of Control transaction, which occurred on March 31, 2017, Todd Sudeck, our former President, CEO and sole director, resigned from all positions as of such date.

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Role	Since

Huibin Su	37	Chief Executive Officer, Chief Financial Officer and Director	2017

Jiyin Li	30	Chairman of the Board	2017

Zizhong Huang	28	Chief Operating Officer	2017

Huibin Su, Chief Executive Officer, Chief Financial Officer, Director. Mr. Su has served as the CEO and CFO of Shenzhen Chuangxiang Network Technology Co., Ltd since June 2016. From January 2015 to May 2016, he served as the CFO of Guangzhou Honghuayuan Investments Limited, an investment company that specializes in real estate related investments and fund management. From January 2012 to February 2014, he served as the CFO of Guangzhou Wancai Group Limited, a real estate and tourism development company. From August 2002 to December 2011, he served as the Finance Supervisor of Guangzhou Pharmaceutical Holdings Limited, a pharmaceutical wholesaler and distribution company. Mr. Su obtained his Master Degree in Business Administration from Sun Yat-Sen University.

Jiyin Li, Chairman of the Board. Mr. Li, age 30, has served as the Chairman of Shenzhen Chuangxiang Network Technology Co., Ltd, a company that engages in the development of mobile and internet software products since August 2015. From August 2015 to June 2016, he was also the CEO of Shenzhen Chuangxiang Network Technology Co. Ltd. From October 2012 to June 2015, he served as the Deputy General Manager of Shenzhen E-Life Technology Co., Ltd., a technology company that develops mobile applications and online games. Mr. Li obtained his Bachelor of Art in business management from Huanghe Science &Technology College.

Zizhong Huang, Chief Operating Officer. Mr. Huang has served as the COO of Shenzhen Chuangxiang Network Technology Co., Ltd since July 2016. From January 2015 to June 2016, Mr. Li was the co-founder and COO of Dongguan Houhai Asset Management Co., Ltd., an investment company that specializes in equity investments and private fund management. From July 2012 to December 2014, he served as the business manager of Dongguan Rural Commercial Bank. Mr. Huang obtained his Bachelor in business administration from South China Agricultural University.

Identification of Significant Employees

We do not have employees who are not executive officers, but who are expected to make significant contributions to our business.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Independence, Board Committees

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of "independence" of The NASDAQ Stock Market to make this determination.

We do not currently have a separately designated audit, nominating or compensation committee. The business and affairs of the company are managed under the direction of our board. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors at this time given our level of development and lack of any real operations. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

We also do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond our limited financial resources.

Role in Risk Oversight

As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company's assessment of risks. The board of directors focuses on the most significant risks facing our company and our company's general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board's appetite for risk. While the board oversees our company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors; when available, our code of ethics will be posted on a corporate website.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us for the years ended September 30, 2017 and 2016 to Mr. Su, our principal executive officer. We are required to include the compensation of our CEO, regardless of his compensation, however none of our executive officers receive annual compensation exceeding $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Huibin Su (CEO)	2017	-	-	-	-	-	-
	2016 (1)	-	-	-	-	-	-

Todd Sudeck (former CEO)	2017 (2)	189,342	-	-	-	-	189,342
	2016	283,881	-	-	-	-	283,881

_____________

(1) Mr. Su became our CEO in March 2017 and therefore we did not pay him any compensation in 2016.

(2) Mr. Sudeck ceased being our CEO in March 2017.

Employment Agreements

There was no employment agreements with any of our employees as of September 30, 2017 and through the date of this report.

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended September 30, 2017.

Retirement Plans

We currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Potential Payments upon Termination or Change-in-Control

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Director Compensation

During the year ended September 30, 2017, we did not pay any of our directors any compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 20, 2017, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Room 1205 1A Building, Shenzhen Software Industry Base, Xuefu Road, Nanshan District, Shenzhen, Guangdong, China.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent (%) of Class
Huibin Su (CEO, CFO, Director)	Common Stock	8,666,667	59.83%
Jiyin Li (Chairman)	Common Stock	2,666,667	18.41%
Zizhong Huang (COO)	Common Stock	0	0%

All Officers and Directors as a Group (3 total)	Common Stock	11,333,334	78.23%

5% Shareholders Not Mentioned Above:
	Common Stock	0	0%
Total	Common Stock	11,333,334	78.23%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with former shareholder

Cash received by our former principal shareholder/officer was recorded as compensation to an officer; the Company recorded $189,342 and $283,881 as compensation expense for the years ended September 30, 2017 and 2016, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $54,400 and $64,100 as of September 30, 2016 and 2016, respectively, towards the working capital requirements.

Purchases and Advances from Affiliated Entity

The Company purchased its paintless repair tools from Dent Tools, a previously affiliated entity through common ownership. On January 17, 2014, the former principal shareholder of the Company divested his ownership interest in Dent Tools for $1 consideration. For the years ended September 30, 2016 and 2015, the Company purchased $0 and $102,579 of tools from Dent Tools, of which no amounts were outstanding as payables at September 30, 2016 and 2015, respectively.

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

On September 15, 2014, DKTI and Dent Tools renewed their licensing agreement whereby Dent Tools agreed to pay cash or sell product in advance $95,000 in licensing fees for the twelve months period starting January 1, 2015 to December 31, 2015. The Company recorded $23,750 and $86,250 in licensing revenues for the years ended September 30, 2016 and 2015, respectively. In addition, the Company recorded $0 and $23,750 as deferred revenues as of September 30, 2016 and 2015, respectively. As the license agreement expired on December 31, 2015, all revenue has been recognized. The Company currently has no license agreement in place to provide future revenues.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by HASKELL & WHITE LLP, our independent accountant for the fiscal year ended September 30, 2017 and 2016:

	Fiscal Year Ended September 30,
	2017	2016
Audit Fees(1)	$34,150	$39,200
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$34,150	$39,200

______________

(1)

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

27

(2)

Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)

Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our entire board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended September 30, 2017, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Prior to engaging its accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedure.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements for the years ended September 30, 2017 and 2016 are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
2.1	Agreement and Plan of Merger (1)

3.1	Certificate of Articles of Incorporation (2)

3.2	Bylaws (3)

10.1	Spin-off Agreement dated March 31, 2017 by and among mLight Tech, Inc., The Ding King Training Institute, Inc. and Todd Sudeck (4)

10.2	Securities Purchase Agreement by and among mLight Tech, Inc., Todd Sudeck and certain purchasers as set forth on Exhibit A thereof (5)

10.3	Promissory Note Transfer Agreement, dated March 31, 2017, by and among Adam McDonald, the buyers set forth therein and Ding King Training Institute, Inc. (6)

10.4	Note Conversion Agreement, dated April 18, 2017, by and among mLight Tech, Inc. and certain noteholders (7)

10.5	Securities Purchase Agreement, dated April 18, 2017 between mLight Tech, Inc. and He Cen (8)

10.6	Series A Convertible Debenture dated April 18, 2017 (9)

21.1*	List of subsidiaries of the Company

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2017.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2017.

(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on July 6, 2017.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 5, 2017.

(5)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 5, 2017.

(6)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on April 5, 2017.

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 24, 2017.

(8)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 24, 2017.

(9)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on April 24, 2017.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CX Network Group, Inc. (Registrant)

Date: December 21, 2017	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Repot has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Huibin Su	Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director	December 21, 2017
Huibin Su	(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Jiyin Li	Director	December 21, 2017
Jiyin Li

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

During the year ended September 30, 2017, no annual report covering the registrant’s last fiscal year has been sent to security holders. During the year ended September 30, 2017, no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

CX NETWORK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2017 and 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CX Network Group, Inc.

We have audited the consolidated balance sheets of CX Network Group, Inc. (the “Company”) (formerly mLight Tech, Inc.). as of September 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CX Network Group, Inc.(formerly mLight Tech, Inc,) as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced liquidity issues, including a working capital deficit. The Company’s has not generated sufficient cash flow to repay its current and future obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HASKELL & WHITE LLP

Irvine, California

December 20, 2017

CX NETWORK GOUP, Inc.
(formerly known as mLight Tech, Inc.)
Consolidated Balance Sheets

	September 30, 2017	September 30, 2016

ASSETS
Current assets
Cash and cash equivalents	$13,611	$-
Accounts receivable, net of allowance of $0 and $32,578 at September 30, 2017 and September 30, 2016, respectively	-	122,453

Total current assets	13,611	122,453

Property and equipment, net	-	5,801
Security deposit	-	10,756
Total Assets	$13,611	$139,010

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$-	$15,153
Accounts payable	6,600	148,777
Accrued expenses	-	40,433
Accrued interest	5,359	18,695
Refundable deposits	-	1,220
Payable to officer	-	64,600
Purchase commitments	-	365,538
Notes payable, current portion, net of discount of $0 at September 30, 2017 and $34,323 at September 30, 2016	150,000	200,856
Total current liabilities	161,959	855,272

Total Liabilities	161,959	855,272

Commitments and contingencies (Notes 4, 5, 6 and 7)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 200,000,000 shares authorized; 14,486,670 and 13,766,666 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively	1,449	1,377
Treasury stock, 166,667 and 0 shares at September 30, 2017 and September 2016, respectively	17	-
Additional paid-in capital	152,184	19,273
Accumulated deficit	(301,998)	(736,912)
Total stockholders' deficit	(148,348)	(716,262)

Total Liabilities and Stockholders' Equity (Deficit)	$13,611	$139,010

The accompanying notes are an integral part of these consolidated financial statements.

CX NETWORK GOUP, Inc.
(formerly known as mLight Tech, Inc.)
Consolidated Statements of Operations

	For The Year Ended September 30,
	2017	2016
Revenues
Tuition	$1,381,872	$2,524,821
Licensing fees	-	23,750
Shipping	13,289	11,902
Total revenues	1,395,161	2,560,473

Cost of sales	638,104	1,339,314

Gross profit	757,057	1,221,159

Operating expenses
Selling, general and administrative	747,468	1,443,324
Depreciation and amortization	1,390	3,007
Total operating expenses	748,858	1,446,331

Income (loss) from continuing operations	8,200	(225,172)

Other income (expenses)
Other (expenses) income	12,895	-
Interest expense	(35,021)	(21,307)
Total other income (expenses)	(22,126)	(21,307)

Income (loss) from operations before income tax	(13,926)	(246,479)

Provision for income tax	1,890	800

Net income (loss)	$(15,816)	$(247,279)

Basis and diluted net income (loss) per share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding basic and diluted	14,532,912	13,766,667

The accompanying notes are an integral part of these consolidated financial statements.

CX NETWORK GOUP, Inc.
(formerly known as mLight Tech, Inc.)
Statement of Changes in Stockholders' Equity (Deficit)
For The Year Ended September 30, 2017 And 2016

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated deficit	Total
Balance - September 30, 2015	13,766,667	1,377	-	19,273	(489,633)	(468,983)

Net loss	-	-	-	-	(247,279)	(247,279)
Balance - September 30, 2016	13,766,667	$1,377	$-	$19,273	$(736,912)	$(716,262)

Deconsolidation		(17)	17		450,730	450,730
Conversion of loan payable	886,667	89		132,911		133,000
Net loss	-	-			(15,816)	(15,816)
Balance - September 30, 2017	14,653,333	$1,449	$17	$152,184	$(301,998)	$(148,348)

The accompanying notes are an integral part of these consolidated financial statements.

CX NETWORK GOUP, Inc.
(formerly known as mLight Tech, Inc.)
Consolidated Statements of Cash Flows

	For The Year Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(15,816)	$(247,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	3,007
Amortization of debt discount	(1,058)	14,932
Bad debts	19,054	121,832
Changes in operating assets and liabilities
Accounts receivable	(180,717)	(65,252)
Security deposit	-	(4,486)
Bank overdraft	(11,228)	13,452
Accounts payable	90,617	75,194
Accrued expenses	(19,585)	(9,805)
Accrued interest	(11,767)	6,275
Refundable deposits	33,925	(2,000)
Deferred revenue	-	(23,750)
Purchase commitments	(3,892)	(4,008)
Net cash used in operating activities	(99,077)	(121,888)

Cash flows from investing activities
Acquisition of property and equipment	-	(2,636)
Net cash used in investing activities	-	(2,636)

Cash flows from financing activities
Proceeds from loan payable	150,000	109,500
Repayments of note payable	(31,274)	(49,076)
Cash advance from officer	54,400	64,100
Repayments of advances by officer	(60,437)
Net cash provided by financing activities	112,689	124,524

Net increase in cash and cash equivalents	13,611	-

Cash and cash equivalents at the beginning of year	-	-

Cash and cash equivalents at the end of year	$13,611	$-

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,890	$6,612
Cash paid for interest	$29,664	$14,392

Supplemental disclosures of non-cash financing activities:
Conversions of notes payable	$133,000	$-

Supplemental disclosures of subsidiary spin-off:
Accounts receivable, net	$284,115
Property and equipment	4,411
Security deposit	10,756
Bank overdraft	(3,925)
Accounts payable	(232,793)
Accrued expenses	(20,848)
Accrued interest	(1,569)
Refundable deposits	(35,145)
Payable to officer	(58,563)
Purchase commitments	(361,645)
Notes payable, net	(35,524)
Common stock	(250)
Accumulated deficit	450,980
	$-

The accompanying notes are an integral part of these consolidated financial statements.

 CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

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

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and Bylaws of CX (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CX, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”) which resulted in reclassification of capital from par value to additional paid-in capital in excess of par value. Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we have 14,486,670 shares of common stock of CXKJ issued and outstanding. The Company’s Articles of Incorporation provides for 25,000,000 authorized shares of capital stock, consisting of 20,000,000 shares of CX common stock and 5,000,000 shares of preferred stock, par value $0.0001 per share. All share and per share data for fiscal 2017 and comparative periods included within our consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

In connection with the Name Change, Domicile Change, and Reverse Stock Split, the Financial Industry Regulatory Authority has assigned the Company a new stock symbol, CXKJ. The Name Change, Reverse Stock Split and Domicile Change took effect at the open of business on July 12, 2017. The new CUSIP number is 12672T 108.

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean CX Network Group, Inc, a Nevada corporation (previously known as mLight Tech, Inc., a Florida corporation), and Ding King Training Institute, Inc., a California corporation("DKTI"), its wholly-owned subsidiary until March 31, 2017.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of the issued and outstanding capital stock of DKTI, a California corporation, in exchange for 166,667 shares (2,500,000 pre-split shares) of its common stock, par value $0.0001 per share (the “Common Stock”). As a result of DKTI became a wholly-owned subsidiary of the Company. DKTI is the acquirer for financial reporting purposes and MLGT is the acquired company. The merger was accounted for as a recapitalization. Subsequent to the merger, the operations of MLGT are consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end.

On March 31, 2017, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with DKTI and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck received all of the issued and outstanding capital stock of DKTI in exchange for 166,667 shares (2,500,000 pre-split shares) of Common Stock of the Company (the “Shares”) owned by Mr. Sudeck (the “Spin-off”). Immediately after the closing of the Spin-Off, Mr. Sudeck has become the sole equity owner of DKTI and the Company has no further interest in DKTI.

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

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 – Nature of Operations and Going Concern (continued)

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of September 30, 2017, the Company's total liabilities exceeded its total assets by $148,348. The Company has a net loss of $15,816 for the year ended September 30, 2017 and has recorded an accumulated deficit of $301,998 as of September 30, 2017. The Company has had difficulty in raising capital. On September 30, 2017 and as of the date of this report, due to the Spin-Off Agreement, the Company does not have substantial operations. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease to exist. The Company cannot provide any assurance that new financing will be available to us on commercially. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

September 30, 2017 and 2016

NOTE 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $20,955 for the year ended September 30, 2017, as compared to bad debt expense of $121,832 for the year ended September 30, 2016, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. On March 31, 2017, immediately after the closing of the Spin-Off, all property and equipment were spun off to DKTI. As the result of the Spin-off, the Company does not have any property and equipment at September 30, 2017. Depreciation and amortization expense for the year ended September 30, 2017 and 2016 were $1,390 and $3,007, respectively.

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

September 30, 2017 and 2016

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

September 30, 2017 and 2016

NOTE 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company follows the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As the Company currently has no operations, the Company does not have significant activities that require complex judgement that is subject to estimation.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended September 30, 2017 and 2016, there were no potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The revenue recognition standard affects all entities—public, private, and not-for-profit—that have contracts with customers with certain exceptions. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The guidance was originally effective for annual reporting periods of public entities beginning on or after December 15, 2016, including interim periods within that reporting period. For all other entities, the amendments in the new guidance were originally effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities will apply the guidance in FASB ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Application will be permitted earlier only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU No. 2014-09. The Company currently has no revenue. The Company will evaluate the impact of the pronouncement once a new source of revenue is obtained.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

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

NOTE 4 – Notes Payable

Notes payable consists of:

	September 30, 2017	September 30, 2016

Note payable to individual, unsecured, 10% interest, due June 30, 2017	$-	$50,000
Note payable to individual, unsecured, 10% interest, due June 30, 2017	-	68,000
Note payable to individual, unsecured, 10% interest, due June 30, 2017	-	7,500

Note payable to bank, secured, week day payment of $481.14 for 330 weekdays (“Loan”)		109,699
Note payable to individual, unsecured, 8% interest, due April 18, 2018	150,000	-
Total	$150,000	$235,199
Less Debt discount	-	(34,343)
Total Note payable	$150,000	$200,856

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 4 – Notes Payable (continued)

On January 9, 2015, the Company and the individual debt holder of the three promissory notes collectively referred to as (“Notes”), totaling $133,000, mutually agreed to extend the payment due date of the Notes due on March 31, 2017. On December 19, 2016, the parties mutually agreed to further extend the maturity date to December 31, 2017. The extension provided for the Notes bearing the same terms upon maturity, the unpaid principal and accrued interest due in full as a balloon payment. On March 31, 2017, the original individual debt holder transferred the three notes to three different individuals. The Company and the three individual debt holders mutually agreed to revise the Notes maturity date to June 30, 2017 and waived all outstanding interest on the Notes. For the year ended September 30, 2017, the Company made no cash payments towards the Notes. On April 19, 2017, the Company entered into a note conversion Agreement (the “Conversion Agreement”) with three Notes holders (the “Converters”) to convert Notes into the Company’s common stock. Pursuant to the Conversion Agreement, the entire principal amount of the Notes are converted into shares of Common Stock of the Company at a conversion price of $.15 per share (the “Conversion Shares”), for an aggregate number of 886,667 shares (the “Note Conversion”). Upon execution of the Conversion Agreement, all the Converters agree to waive their rights to receive the payment of accrued and outstanding interest under the Notes as of the date of the Conversion Agreement. The Company has recorded interest expense of $1,569 and $6,275 for the years ended September 30, 2017 and 2016, respectively.

On May 9, 2016, DKTI entered a Business Loan Agreement (the “Loan”) with a third-party financier and received cash proceeds of $109,500. The Loan is secured by the assets of DKTI and requires DKTI to make a daily cash payment of principal and interest, amounting to $481.14 on each business day, for a total of 330 business days. The total daily cash payments of principal and interest at maturity date would amount to $158,775. In connection with the issuance of the Loan, the Company recorded an original issue discount (the “OID”) of $49,275 which is being amortized to interest expense over the term of Loan using the effective interest method. Through March 31, 2017, the Company has made total cash payments of $80,350 on the Loan. In connection with the Spin-Off agreement, Mr. Sudeck became the sole owner of DKTI and the Company no longer consolidates DKTI’s assets and liabilities. The Loan was spun off to DKTI. As such, there was no Loan outstanding on the Company’s balance sheet as of September 30, 2017. The Company has recorded the amortization of OID discount as interest expense of $9,556 and $14,932 for the year ended September 30, 2017 and 2016. The unamortized portion of OID discount at September 30, 2017 and 2016 was $0 and $34,343, respectively, and the principal balance due on the Loan at September 30, 2017 and 2016 was $0 and $109,699, respectively.

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. person Series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock at price of $0.15 per share. The note is due on April 18, 2018. For the year ended September 30, 2017, the Company recorded interest expense of $ 5,375 related to the Debenture.

NOTE 5 – Commitments and Contingencies

Operating Lease

The Company’s previous lease commitments were all signed under DKTI. In connection with the Spin-off Agreement, the Company no longer has ownership of DKTI as of March 31, 2017. The Company currently does not have any outstanding lease agreements or commitments. The total rent expense including common area maintenance charges $41,285 and $65,060 for the years ended September 30, 2017 and 2016, respectively.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 5 – Commitments and Contingencies Operating Lease (continued)

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – Purchase Commitments

DKTI received $430,000 in advances from a manufacturer and a distributor for anticipated rebates from purchases of paint and related products. In exchange for the advanced funds, DKTI agreed to exclusively purchase paint and related products from the manufacturer and the distributor over a five and seven year period commencing in 2007 up to a certain dollar volume amount (the "Rebate Agreement(s)"). DKTI initially recorded the amount of the advances as a liability on the balance sheet under "Purchase commitments". Based on the volume of products purchased by the Company, this liability is reduced on a pro-rata basis. DKTI has not purchased the volume of products at the rate anticipated in the Rebate Agreements. The Company’s remaining amount of the rebates advanced is $0 and $365,538 as of September 30, 2017 and 2016, respectively.

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

September 30, 2017 and 2016

NOTE 7 – Related Party Transactions with the Shareholder

Cash received by a Company’s former principal shareholder/officer has been recorded as compensation to officer. The Company has recorded $141,925 and $283,881 as compensation expense for years ended September 30, 2017 and 2016, respectively. The Company’s loan payable to the same officer amounted to $0 and $64,600 as of September 30, 2017 and 2016, respectively.

For time to time, the Company’s former shareholder/officer provided advances to the Company for working capital purposes. These advances are non-interest bearing and unsecured. For year ended September 30, 2017, a current officer of the Company advanced the approximately $54,000 for expenses. These advances were repaid as of September 30, 2017.

NOTE 8 – Income Taxes

Income tax expense for the years ended September 30, 2017 and 2016 is summarized as follows:

	September 30, 2017	September 30, 2016
Current:
Federal	$-	$-
State	1,890	800
Income tax expense (benefit)	$1,890	$800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% to the income taxes reflected in the Statements of Operations:

	September 30, 2017	September 30, 2016

Tax expense at statutory rate – federal	34%	34%
State tax expense, net of federal benefit	-%	-%
Valuation allowance	(34)%	(34)%
Tax expense at actual rate	-%	-%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2017 and 2016 are as follows:

	September 30, 2017	September 30, 2016
Deferred tax assets:
Net operating loss carry forward	$266,366	$250,550
Less - valuation allowance	(266,366)	(250,550)
Net deferred tax assets	$-	$-

 CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

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

At September 30, 2017, the Company had an accumulated deficit of $301,998 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the year ended September 30, 2017 was an increase of $15,816, and an increase of $84,075 for the year ended September 30, 2016.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. The Company's wholly-owned subsidiary filed its income tax returns on a stand-alone basis. As of September 30, 2017, the Company does not have any subsidiary.

NOTE 9 – Stockholders' Equity

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

September 30, 2017 and 2016

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

As a result of all prior stock issuances and the execution of Spin-Off Agreement, the Company has 14,486,670 and 13,766,667 shares of common stock issued and outstanding at March 31, 2017 and September 30, 2016, respectively.

On July 11, 2017, the Company merged with and into CX with CX as the surviving corporation that operates under the name “CX Network Group, Inc.”, pursuant to the Merger Agreement. Immediately after the effectiveness of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CX, and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CX, par value $0.0001 per share at a one-for-fifteen reverse split ratio. Immediately prior to the effectiveness of the Reverse Stock Split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the Reverse Stock Split, we have 14,486,670 shares of common stock of CXKJ issued and outstanding.

In connection with the Name Change, Domicile Change, and Reverse Stock Split, the Financial Industry Regulatory Authority has assigned the Company a new stock symbol, MLGTD. The Name Change, Reverse Stock Split and Domicile Change were to take effect at the open of business on July 12, 2017. The new symbol was MLGTD. The “D” was removed in 20 business days. On August 11, 2017, the Company received a notice from FINRA that they did not process the Reverse Stock Split because they believed that the documentation provided by the Company did not support the Company’s request to process a reverse split to the extent that the documentation indicated “that shares of mLight (entity before the merger) were being converted into shares of CX Network (the surviving entity) by a set multiple”. In the same letter, FINRA notified the Company that they processed the Company’s request of the merger, the mechanism the Company used to consummate the corporate actions mentioned above. Also in that letter, FINRA mentioned that it announced the Reverse Stock Split on July 11, 2017 but subsequently revised the announcement on July 28, 2017.

On August 14, 2017, the Company received a notice from FINRA that they did not process the symbol change because “there is currently no symbol assigned to the Company”. FINRA did not provide specific factor(s) that caused them to remove our trading symbol in either notice.

The Company believes that the previous approval issued by FINRA on July 11, 2017 was proper. On August 16, 2017, the Company appealed the decision made by the FINRA Department of Market Operations (the “Department”) in connection with certain corporate actions taken by the Company (for more information about the corporate actions, refer to the current report on Form 8-K the Company filed on July 12, 2017).

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 10 – Subsequent Events

On October 3, 2017, a Subcommitee of FINRA’s Uniform Practice Code Committee decided to remand the case to the Department for further review. Subsequently, the Department granted the Company’s application for a symbol change. On November 3, 2017, the trading symbol for the Company was changed to “CXKJ,” effective immediately. The new CUSIP number is 12672T 108.

