Form 10-Q
period 2017-12-31
CX Network Group, Inc.
filed 2018-02-12
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

___________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 9, 2018, we have 14,486,670 shares of common stock, par value $0.0001 per share issued and outstanding (given effect of the reverse stock split).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our annual report on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to CX Network Group, Inc. a Neveda corporation (previously known as mLight Tech, Inc., a Florida corporation), and its consolidated subsidiary, as applicable.

SPECIAL NOTE REGARDING REVERSE STOCK SPLIT

Effective July 11, 2017, we completed a reverse stock split in which each one (1) shares of common stock of MLGT (as defined herein below) were automatically converted into 0.0667 outstanding share of common stock of CXKJ (as defined herein below) at the one-for-fifteen reverse split ratio. As of the effective date of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, any stock options, warrants and other derivative securities issued by us were automatically proportionally adjusted, based on the one-for-fifteen reverse split ratio, in accordance with the terms of such options, warrants or other derivative securities, as the case may be. All share numbers, stock option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Report on Form 10-Q have been adjusted to give effect to this reverse stock split, unless otherwise indicated or unless the context suggests otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CX NETWORK GOUP, Inc.

(formerly known as mLight Tech, Inc.)

Consolidated Balance Sheets

	(Unaudited)	（Audited)
	December 31, 2017	September 30, 2017

ASSETS
Current assets
Cash and cash equivalents	$2,216	$13,611
Other receivable (Note 6)	13,020	-
Total current assets	15,236	13,611

Total Assets	$15,236	$13,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$18,351	$6,600
Accrued interest	8,384	5,359
Payable to officer	22,832	-
Notes payable, current portion	150,000	150,000
Total current liabilities	199,567	161,959

Total Liabilities	199,567	161,959

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 200,000,000 shares authorized; 14,653,333 and 14,653,333 shares issued and 14,486,670 and 14,486,670 outstanding at December 31, 2017 and September 30, 2017, respectively	1,449	1,449
Treasury stock, 166,667 shares September 2017 and December 31, 2017, respectively	17	17
Additional paid-in capital	152,184	152,184
Accumulated deficit	(337,981)	(301,998)
Total stockholders' deficit	(184,331)	(148,348)

Total Liabilities and Stockholders' Equity (Deficit)	$15,236	$13,611

The accompanying notes are an integral part of these consolidated financial statements.

CX NETWORK GOUP, Inc.

(formerly known as mLight Tech, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended December 31,
	2017	2016
Revenues
Tuition	$-	$655,882
Shipping	-	7,579
Total revenues	-	663,461

Cost of sales	-	322,096

Gross profit	-	341,365

Operating expenses
Selling, general and administrative	32,819	292,099
Depreciation and amortization	-	763
Total operating expenses	32,819	292,862

Income (loss) from continuing operations	(32,818)	48,503

Other income (expenses)
Other (expenses) income	(140)	-
Interest expense	(3,025)	(11,125)
Total other income (expenses)	(3,165)	(11,125)

Income (loss) from operations before income tax	(35,983)	37,378

Net income (loss)	$(35,983)	$37,378

Basis and diluted net income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	14,486,270	14,532,912

The accompanying notes are an integral part of these consolidated financial statements.

CX NETWORK GOUP, Inc.

(formerly known as mLight Tech, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For Three Months Ended December 31,
	2017	2016

Cash flows from operating activities
Net (loss) income	$(35,983)	$37,378
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	763
Amortization of debt discount	-	9,556
Bad debts	-	19,055
Changes in operating assets and liabilities
Accounts receivable	-	32,378
Other receivable	(13,020)	-
Bank overdraft	-	(13,558)
Accounts payable	11,751	(49,876)
Accrued expenses	-	(20,735)
Accrued interest	3,025	1,568
Purchase commitments	-	(2,590)
Net cash (used in) provided by operating activities	(34,227)	13,939

Cash flows from financing activities
Repayments of note payable	-	(31,274)
Cash advance from officer	22,832	17,335
Net cash (used in) provided by financing activities	22,832	(13,939)

Net decrease in cash and cash equivalents	(11,395)	-

Cash and cash equivalents at the beginning of period	13,611	-

Cash and cash equivalents at the end of period	$2,216	$-

Supplemental disclosures of cash flows information:
Cash paid for interest	$-	$9,556

The accompanying notes are an integral part of these consolidated financial statements.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

NOTE 1 – Nature of Operations and Going Concern

The Company was incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation (“CX”) and our wholly owned subsidiary ("CXKJ"), with CX as the surviving corporation that operates under the name “CX Network Group, Inc.”(the “Name Change”), pursuant to an agreement and plan of merger (the "Merger Agreement") dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CXKJ (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CXKJ, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”) which resulted in reclassification of capital from par value to capital in excess of par value. Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we had 14,486,670 shares of common stock of CXKJ issued and outstanding. All share and per share data for the three months ended December 31, 2017 and comparative periods included within our consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

The Name Change, Domicile Change, and Reverse Stock Split went effective on June 12, 2017. Subsequently, the Company’s trading symbol for its common stock was changed to “CXKJ” and the new CUSIP number is 12672T 108.

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "mLight" shall mean CX Network Group, Inc,, mLight Tech, Inc., a Florida corporation, and Ding King Training Institute, Inc., a California corporation ("DKTI"), its wholly-owned subsidiary until March 31, 2017.

mLight Tech, Inc. was incorporated in the State of Florida on September 3, 2010, to provide software solutions that simplify the management of networked personal computers. On October 31, 2013, the Company acquired 100% of the issued and outstanding capital stock of DKTI, a California corporation, in exchange for 2,500,000 shares of its common stock, par value $0.0001 per share. As a result, DKTI became a wholly-owned subsidiary of the Company. DKTI was the acquirer for financial reporting purposes and mLight was the acquired company. The merger was accounted for as a recapitalization. Subsequent to the merger, the operations of mLight were consolidated with the operations of DKTI. The Company elected to retain September 30 to be its fiscal year end.

On March 31, 2017, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with DKTI and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck received all of the issued and outstanding capital stock of DKTI in exchange for 2,500,000 shares of common stock of the Company owned by Mr. Sudeck (the “Spin-Off”). Immediately after the closing of the Spin-Off, Mr. Sudeck has become the sole equity owner of DKTI and the Company has no further interest in DKTI.

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

December 31, 2017

(Unaudited)

NOTE 1 – Nature of Operations and Going Concern (continued)

The financial information presented in these notes to the Company's unaudited consolidated financial statements is for the three months ended December 31, 2017 and 2016, respectively.

As shown in the accompanying consolidated financial statements, the Company has faced significant liquidity shortages. As of December 31, 2017, the Company's total liabilities exceeded its total assets by $184,331. The Company has a net loss of $35,983 for the three months ended December 31, 2017 and has recorded an accumulated deficit of $337,981 as of December 31, 2017. The Company has had difficulty in raising capital. On December 31, 2017 and as of the date of this report, due to the Spin-Off Agreement, the Company does not have substantial operations. These factors raise a substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital through borrowings or sale of its common stock, it could be forced to cease to exist. The Company cannot provide any assurance that new financing will be available to us on commercially. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CXKJ and its wholly-owned subsidiary DKTI through March 31, 2017, at which date DKTI was spun-off. All intercompany balances and transactions are eliminated in consolidation.

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

December 31, 2017

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Through March 31, 2017, accounts receivable represent income earned from training provided to students for which the Company has not yet received payment. Payment plans are offered to students to pay off remaining tuition on an installment basis over periods not to exceed one year. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer's ability to pay. The Company recorded bad debt expense of $0 and $19,055 for the three months ended December 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based on the straight-line method over the estimated useful lives of the related assets as summarized below. Major renewals and betterments are capitalized while maintenance costs are expensed as incurred. Depreciation and amortization expense for the three months December 31, 2017 and 2016 was $0 and $763, respectively.

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

December 31, 2017

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

The Company records licensing revenue by granting an annual exclusive license to sell Dent Tools Direct, USA Inc. ("Dent Tools") merchandise online under the name of DKTI and logo on the DKTI website. The Company recognizes licensing revenue ratably monthly as the Company earns revenue and satisfies conditions for recognition of revenues.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2017

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law. Substantially all of the provisions of the Act are effective for taxable years beginning after December 31, 2017. The Act includes significant changes to the Internal Revenue Code of 1986 (as amended, the “Code”), including amendments which significantly change the taxation of individuals, and business entities. The Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory tax rate from 34% to 21%. The staff of the US Securities and Exchange Commission (“SEC”) has recognized the complexity of reflecting the impacts of the Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (“SAB 118”), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted.

The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its financial statements as of December 31, 2017. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the December 31, 2017 financial statements, those effects will be reflected in the future as or if they materialize.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended December 31, 2017 and 2016, there were no potentially dilutive common shares outstanding during the period.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2016, the FASB issued ASU 2016-19; the amendments cover a wide range of topics in the Accounting Standards Codification, including differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. The adoption of ASU 2016-19 is effective for annual periods, including interim periods, within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the effect of this standard on its financial statements. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update are of a similar nature to the items typically addressed in the ASU 2016-19, Technical Corrections and Improvements. The FASB elected to issue a separate update for technical corrections and improvements to Topic 606 as well as other Topics amended by ASU 2014-09 to increase public awareness of the proposals and to expedite improvements to ASU-2014-9. The adoption of ASU 2016-20 is effective from the periods beginning after December 31, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect of this standard on its financial statements. In addition, the Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of December 29, 2017 that will become effective in subsequent periods.

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

December 31, 2017

(Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe this guidance will have material impacts on its financial statements.

Management believes the Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 4 – Notes Payable

Notes payable consists of:

	December 31, 2017	September 30, 2017
	(Unaudited)
Note payable to individual, unsecured, 8% interest, due April 18, 2018
Total	$150,000	$150,000
Total Note payable	$150,000	$150,000

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. persona series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock (the “Conversion Share(s)”) at price of $0.15 per share. The note is due on April 18, 2018. For the three ended December 31, 2017, the Company recorded interest expense of $ 3,025 related to the Debenture.

CX Network Group, Inc.

(Formerly known as mLight Tech, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

NOTE 5 – Commitments and Contingencies Operating Lease

The Company’s previous lease commitments were all signed under DKTI. In connection with the Spin-Off Agreement, the Company no longer has ownership of DKTI, as of March 31, 2017. The Company currently does not have any outstanding lease agreements or commitments. The total rent expense including common area maintenance charges was $0 and $20,223, for the three months ended December 31, 2017 and 2016, respectively.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – Related Party Transactions with the Shareholder

Cash received by a Company’s formal principal shareholder/Officer has been recorded as compensation to officer. The Company has recorded $0 and $19,317 as compensation expense for the three months ended December 31, 2017 and 2016, respectively.

In December 2017, the Company advanced $13,020 to an affiliate company of the Company’s CEO. The advance is non-interest bearing and due on demand and the amount is expected to be repaid within three months.

The Company’s current officer provided a short-term advance to the Company in the amount of $22,832 and $0 as of December 31, 2017 and September 30, 2017, respectively, towards the Company's working capital requirements. The advance is non-interest bearing and due on demand.

NOTE 7 – Stockholders' Equity

On July 11, 2017, the Company’s board of directors authorized a 1 for 15 Reverse Stock Split (defined hereinafter). The record date of the split was July 11, 2017 and the effective date was July 12, 2017. On All prior period shares and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this stock split.

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

December 31, 2017

(Unaudited)

NOTE 7 – Stockholders' Equity (Continued)

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

On July 11, 2017, the Company merged with and into CXKJ with CXKJ as the surviving corporation that operates under the name “CX Network Group, Inc.”, pursuant to the Merger Agreement. Immediately after the effectiveness of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CXKJ, and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CXKJ, par value $0.0001 per share at a one-for-fifteen reverse split ratio. Immediately prior to the effectiveness of the Reverse Stock Split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the Reverse Stock Split, we had 14,486,670 shares of common stock of CXKJ issued and outstanding.

The trading symbol for the Company was changed to “CXKJ” on November 3, 2017 and the new CUSIP number is 12672T 108.

As a result of the above, the Company had 14,486,670 shares of common stock issued and outstanding at December 31, 2017 and as of September 30, 2017.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein and except as otherwise noted, the term "Company", "it(s)", "our", "us", "we" and "CXKJ" shall mean CX Network Group, Inc., a Nevada corporation (previously known as mLight Tech, Inc., a Florida corporation), and its consolidated subsidiary, as applicable.

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2017 Annual Report filed with the Securities and Exchange Commission on December 21, 2017 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview of the Business

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation and our wholly owned subsidiary ("CXKJ"), with CXKJ as the surviving corporation that operates under the name “CX Network Group, Inc.”(the “Name Change”), pursuant to an agreement and plan of merger (the "Merger Agreement") dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CXKJ (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CXKJ, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”). Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we have 14,486,670 shares of common stock of CXKJ issued and outstanding.

The Name Change, Reverse Stock Split and Domicile Change took effect at the open of business on July 12, 2017. AS a result, the Company’s trading symbol for its common stock was changed to “CXKJ” and the new CUSIP number is 12672T 108.

Our limited business until March 31, 2017, when control of our company changed (the “Change of Control”), pursuant to a share purchase agreement and a spin-off agreement described elsewhere in this Report (respectively “Change of Control SPA” and the “Spin-Off Agreement”), through DKTI, was to train individuals for a career as a technician in the Automotive Appearance Industry.

We are now exploring business combination opportunities with existing business.

Current Business

Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our principal business is to achieve long-term growth potential through acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (a “Business Combination”.)

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this Report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•

Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

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

Historical Activities

Change of Control

On March 31, 2017, we entered into the Spin-Off Agreement with Ding King Training Institute, Inc., the Company’s wholly owned subsidiary (“DKTI”), and Todd Sudeck (“Mr. Sudeck”). Pursuant to the Spin-Off Agreement, Mr. Sudeck received all of the issued and outstanding capital stock of DKTI in exchange for approximately 166,667 shares of common stock of CXKJ (pre-split 2,500,000 shares of common stock of MLGT) owned by Mr. Sudeck. Immediately upon the closing of the Spin-Off Agreement, Mr. Sudeck is the sole equity owner of DKTI and the Company has no further interest in DKTI.

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

Financial Operations Overview

Results of Operations for the three months ended December 31, 2017 and 2016.

The consolidated results of operations for the three months ended December 31, 2017 and 2016 included the results of operations of DKTI (for the period ended December 31, 2016) and MLGT.

Revenues for the three months ended December 31, 2017 and 2016 were $0 and $663,461, respectively. We did not generate any revenues for the three months ended December 31, 2017 as the DKTI was spun off at March 31, 2017. We recorded $0 in tuition income for the three months ended December 31, 2017 compared to $655,882 in tuition income for the same comparable period in 2016. We recorded $0 in shipping income for the three months ended December 31, 2017 compared to $7,579 in shipping income for the same comparable period in 2016. While we have been evaluating acquisition opportunities since March 31, 2017, we cannot assure that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Cost of sales for the three months ended December 31, 2017 and 2016 was $0 and $322,096, respectively. Cost of sales as a percentage of tuition revenue was 48.5% for 2016. The Company offered discounted pricing for additional courses to students in 2016. There are no direct costs associated with revenues derived from our licensing revenues.

Operating expenses for the three months ended December 31, 2017 were $32,819 compared to $292,862 for the same comparable period in 2016. Operating expenses primarily consist of selling, general and administrative expense ("S, G&A"). S, G&A decreased by $260,043 or 88.8% during the three months ended December 31, 2017 as compared to the same period in 2016, primarily due to no employees’ compensation, decrease in administrative and consulting expenses, decrease in provision for bad debts, and decrease in legal and professional fees. Management expects our costs to continue to fluctuate until we begin to generate substantial increase in revenues.

Depreciation expense for the three months ended December 31, 2017 was $0 compared to $763 for the same comparable periods in 2016.

Other expenses for the three months ended December 31, 2017 and 2016 was $140 and $0, respectively. Other expenses consisted of banking fees.

Interest expense for the three months ended December 31, 2017 and 2016 was $3,025 and $11,125, respectively. Interest expense decreased by $8,100 or 72.8% for the three months ended December 31, 2017 as compared to the same period in 2016 because the Company reduced its outstanding loan payable amount by approximately $49,000 in April 2017.

As a result of the above explanations, the Company recorded a net loss of $35,983 for the three months ended December 31, 2017 compared to a net income of $37,378 for the same comparable period in 2016.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the three months ended December 31, 2017 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have recorded a net loss of $35,983 for the three months ended December 31, 2017 and net cash flows used by operating activities of $34,227. In addition, we have an accumulated deficit of $337,981 and a working capital deficiency of $184,321 as of December 31, 2017. Management's plans include raising capital by borrowing and/or sale of common shares to continue as a going concern and acquiring business to generate revenue. However, there is no assurance that these plans will be realized.

Operating Activities

Net cash flows used by operating activities for the three months ended December 31, 2017 was $34,227, primarily due to the net loss of $35,983, increased by other receivable of $13,020 and offset by increase in accounts payable of $11,751 and accrued interest of $3,025.

Investing Activities

There was no cash flows provided or used in investing activities for the three months ended December 31, 2017.

Financing Activities

Net cash flows used in financing activities for the three months ended December 31, 2017 was $22,832 due to $22,832 cash advanced from the officer for the Company's working capital requirements.

As a result of the above activities, our cash balance at December 31, 2017 was $2,216.

Before March 31, 2017, we financed our operations primarily through borrowings from our former President/Chief Executive Officer and by executing promissory notes for our working capital requirements. After March 31, 2017 and up to date, we have financing our operations primarily through a private placement. We may need to obtain additional funding to support our operations and consummate a Business Combination. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and complete a Business Combination. Failure to raise adequate capital and consummate a Business Combination could result in the Company having to continuously incur loss and operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, and as discussed more fully in our Annual Report on Form 10-K for the year ended September 30, 2017 filed on December 21, 2017, our Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

+ filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CX NETWORK GROUP, INC.

Date: February 12, 2018	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Financial Officer)

