Form 10-Q
period 2018-03-31
CX Network Group, Inc.
filed 2018-06-15
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 15, 2018, we have 21,083,337 and 20,916,670 shares of common stock, par value $0.0001 per share issued and outstanding, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Form 8-K for the fiscal year ended September 30, 2017. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to CX Network Group, Inc. a Nevada corporation, and its consolidated subsidiary through March 31, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,866	$35,456
Accounts receivable	6,379	1,164
Prepaid expenses	12,094	11,350
Other receivable	3,878	5,210
Total Current Assets	56,217	53,180

Property, plant and equipment, net	59,004	98,447
Security deposits	-	36,404
Total Non-current Assets	59,004	134,851
Total Assets	$115,221	$188,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$225,976	$698,567
Accrued liabilities and other payables	116,724	242,468
Note payable	150,000	-
Short-term loans	44,757	44,757
Total Current Liabilities	537,457	985,792

Total Liabilities	537,457	985,792

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 200,000,000 shares authorized; 20,003,337 shares issued and 19,836,670 outstanding at March 31, 2018; 5,350,000 shares issued and outstanding at September 30, 2017	1,984	535
Treasury stock, at cost, 166,667 and 0 shares at March 31, 2018 and September 30, 2017, respectively	(250)	-
Additional paid-in capital	1,431,088	766,721
Accumulated deficit	(1,817,236)	(1,546,324)
Accumulated other comprehensive loss	(37,822)	(18,693)

Total Stockholders’ Deficit	(422,236)	(797,761)

Total Liabilities and Stockholders’ Deficit	$115,221	$188,031

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

REVENUES	$204,330	$15,049	$434,189	$15,389
COST OF REVENUES	12,004	7,911	33,257	12,443
GROSS PROFIT	192,326	7,138	400,932	2,946

OPERATING EXPENSES:
Selling expenses	76,154	-	90,506	12,953
General and administrative expenses	78,510	64,804	337,959	120,633
Research and development expenses	212,683	36,721	342,549	48,999
Total Operating Expenses	367,347	101,525	771,014	182,585

LOSS FROM OPERATIONS	(175,021)	(94,387)	(370,082)	(179,639)

OTHER INCOME (EXPENSES)	99,492	(209)	99,170	(139)

LOSS BEFORE INCOME TAXES	(75,529)	(94,596)	(270,912)	(179,778)

INCOME TAXES	-	-	-	-

NET LOSS	$(75,529)	$(94,596)	$(270,912)	$(179,778)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,128	(457)	(19,129)	1,782

COMPREHENSIVE LOSS	$(74,401)	$(95,053)	$(290,041)	$(177,996)

NET INCOME PER COMMON SHARE
Basic & Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	7,140,487	5,350,000	6,225,568	5,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Treasury Stock,		Additional		Accumulated Other	Total
	Common Stock		at cost		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2016	5,350,000	$535	-	$-	$766,721	$(800,783)	$(1,433)	$(34,960)

Net loss	-	-	-	-	-	(745,541)	-	$(745,541)

Foreign currency translation adjustment	-	-	-	-	-	-	(17,260)	$(17,260)

Balance, September 30, 2017	5,350,000	$535	-	$-	$766,721	$(1,546,324)	$(18,693)	$(797,761)

Shares issued in reverse merger	14,486,670	$1,449	166,667	$(250)	$(263,965)	-	-	$(262,766)

Capital contribution from stockholders	-	-	-	-	928,332	-	-	$928,332

Net loss	-	-	-	-	-	(270,912)	-	$(270,912)

Foreign currency translation adjustment	-	-	-	-	-	-	(19,129)	$(19,129)

Balance, March 31, 2018	19,836,670	$1,984	166,667	$(250)	$1,431,088	$(1,817,236)	$(37,822)	$(422,236)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,961)	$(179,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,559	1,395
Loss (gain) on disposal of property and equipment	26,380	(15)
Changes in operating assets and liabilities:
Accounts receivable	(4,983)	(2,614)
Prepaid expenses	(200)	(4,907)
Other receivable	1,545	(9)
Security deposits, non-current	37,350	(20,005)
Accrued liabilities and other payables	(205,378)	(14,443)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(393,688)	(220,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	145	-
Proceeds from disposal of property and equipment	31	204
Purchase of property and equipment	(5,096)	(9,913)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,920)	(9,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party	(223,562)	(9,675)
Proceeds from related parties	619,577	222,281

NET CASH PROVIDED BY FINANCING ACTIVITIES	396,015	212,606

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,003	(593)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,590)	(18,072)

CASH AND CASH EQUIVALENTS - beginning of period	35,456	21,066

CASH AND CASH EQUIVALENTS - end of period	$33,866	$2,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Repayment made by related party	$-	$8,031
Capital contribution in the form of reduction of related party loans	$928,332	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX Network Group, Inc.

Notes to the Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation, with CXKJ as the surviving corporation that operates under the name “CX Network Group, Inc.” (the “Name Change”), pursuant to an agreement and plan of merger (the "Merger Agreement") dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CXKJ (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CXKJ, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”) which resulted in reclassification of capital from par value to capital in excess of par value. Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we had 14,486,670 shares of common stock of CXKJ issued and outstanding. All share and per share data for the six months ended March 31, 2018 and comparative periods included within our consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

The Name Change, Domicile Change, and Reverse Stock Split went effective on June 12, 2017. Subsequently, the Company’s trading symbol for its common stock was changed to “CXKJ” and the new CUSIP number is 12672T 108.

On March 20, 2018, CXKJ entered into a share exchange agreement (the “Share Exchange”) with Chuangxiang Holdings Inc. (“CX Cayman”). Under the Share Exchange, CX Network Group, Inc. issued an aggregate of 5,350,000 shares of common stock, par value $0.0001 per share to the shareholders of CX Cayman in exchange for 100% of the issued and outstanding equity securities of CX Cayman. The Share Exchange was closed on March 20, 2018. As a result of the Share Exchange, CX Cayman became the Company's wholly-owned subsidiary.

CX Cayman was incorporated on February 4, 2016 under the laws of Cayman Islands.

Chuangxiang (Hong Kong) Holdings Limited (“CX HK”) was incorporated on February 23, 2016 and became CX Cayman’s wholly owned subsidiary on December 1, 2016. CX HK operates through its subsidiary, Shenzhen Chuangxiang Network Technology (Shenzhen) Limited (“CX Network”). CX Network was incorporated by CX HK on April 12, 2016 under the laws of People’s Republic of China (“PRC”) as a wholly foreign owned enterprise.

Shenzhen Chuangxiang Network Technology Limited (“Shenzhen CX”) is a limited liability company formed under the laws of the People’s Republic of China on August 14, 2015. Shenzhen CX became a variable interest entity (“VIE”) of CX Network through a series of contractual arrangements entered into on April 20, 2017. CX Network controls Shenzhen CX through agreements and arrangements that absorbs operating risk, as if Shenzhen CX is a wholly owned subsidiary of CX Network. Shenzhen CX is engaged in the business of developing and operating membership-based social network, dating and mobile gaming, and interactive live broadcast platforms.

The transaction has been treated as a recapitalization of CX Cayman and its subsidiaries, with CXKJ (the legal acquirer of CX Cayman and its subsidiaries) considered the accounting acquiree, and CX Cayman (the legal acquiree) considered the accounting acquirer. Accordingly, CX Cayman’s assets, liabilities and results of operations will become the historical financial statements of the registrant, and CXKJ’s assets, liabilities and results of operations will be consolidated with CX Cayman effective as of the date of the closing of the Share Exchange (March 20, 2018). The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. CX Cayman received cash of $145 and assumed $262,911 liabilities upon execution of the Share Exchange. The 5,350,000 shares of common stock issued in conjunction with the Share Exchange have been presented as outstanding for all periods.

As used in this report, unless otherwise indicated, the terms “we” and “us” refer to CX Network Group, Inc., a Nevada corporation (previously known as “mLight Tech, Inc.”, a Florida corporation,), its owned subsidiary CX Cayman, Chuangxiang (Hong Kong) Holdings Limited (“CX HK”), Chuangxiang Network Technology (Shenzhen) Limited (“CX Network”) and Shenzhen Chuangxiang Network Technology Limited (“Shenzhen CX”), which is controlled by us via various contracts.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the six months ending March 31, 2018, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2017 included in the Form 8-K filed with the SEC on March 23, 2018.

GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $1,817,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2018 and September 30, 2017, accounts receivable consisted of the following:

	March 31, 2018	September 30, 2017
Accounts receivable	$6,379	$1,164
Allowance for doubtful accounts	-	-
	$6,379	$1,164

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2018 and September 30, 2017, property and equipment consisted of the following:

	March 31, 2018	September 30, 2017
Office equipment	$59,758	$53,837
Furniture and fixtures	19,390	17,972
Leasehold improvement	-	41,692
Sub-total	79,148	113,501

Less: accumulated depreciation	(20,144)	(15,054)

Property and equipment, net	$59,004	$98,447

For the six months ended March 31, 2018 and 2017, depreciation expense amounted to $22,559 and $1,395, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues. For the six months ended March 31, 2018, the Company disposed certain leasehold improvement, resulting in a loss on disposal of property and equipment of $26,380, which is included in other expenses.

NOTE 5 – SHORT-TERM LOANS

As of March 31, 2018 and September 30, 2017, the balance of the short-term loans was $44,757. The amount represents loans borrowed from an individual and is unsecured, no interest bearing and due on demand.

NOTE 6 – NOTE PAYABLE

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. person series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock at price of $0.15 per share. The note is due on April 18, 2018. For the six months ended March 31, 2018, the Company recorded interest expense of $5,984 related to the Debenture. As of March 31, 2018, the balance of the note payable was $150,000.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company and its subsidiaries file separate income tax returns.

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six months ended March 31, 2018 and 2017.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. CX HK did not earn any income that was derived in Hong Kong for the six months ended March 31, 2018 and 2017 and therefore, CX HK was not subject to Hong Kong profits tax for the periods reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the six months ended March 31, 2018 and 2017. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. Shenzhen CX did not generate taxable income in the PRC for the six months ended March 31, 2018 and 2017.

For the six months ended March 31, 2018 and 2017, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, a full valuation allowance has been provided against the Company’s deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 8 – STOCKHOLDERS’ EQUITY

Under the Share Exchange, each outstanding share of CX Cayman common stock shall be transferred, conveyed and delivered to CXKJ in exchange for 5,350,000 newly issued shares of common stock of CXKJ. As a result of the Share Exchange, as of March 20, 2018, CXKJ had 200,000,000 shares of common stock authorized, of which 20,003,337 were issued and 19,836,670 outstanding.

During the six months ended March 31, 2018, the registered capital of Shenzhen CX was increased by RMB 6,040,100 (approximately $928,000) as a result of reduction in related party loans (also see Note 9).

NOTE 9 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	March 31, 2018	September 30, 2017
Jiyin Li	$1,279	$178,826
Huibin Su	224,697	300,341
Chaoran Zhang	-	219,400
Total	$225,976	$698,567

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the six months ended March 31, 2018 and 2017, the Company obtained loans from the above related parties in the amount of $619,577 and $222,281, respectively, and made repayment to Huibin Su in the amount of $223,562 and $9,675, respectively.

During the six months ended March 31, 2017, Huibin Su made $8,031 of repayment on behalf of the Company.

During the six months ended March 31, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

NOTE 10 – OTHER INCOME

In July 2017, Shenzhen CX signed an investment cooperative agreement (the “Cooperative Agreement”) with an investment management company in Guangzhou, China (the “Guangzhou Investment Co.”). Pursuant to the Cooperative Agreement, the Guangzhou Investment Co. obtained the right to form a private equity fund for the purposes of raising RMB 40,000,000 (approximately $6,011,000) to invest in Shenzhen CX and obtain 12.12% of the ownership of Shenzhen CX. Guangzhou Investment Co. agreed to pay Shenzhen CX RMB 1,000,000 (approximately $150,000) as the deposit for the Cooperative Agreement and the deposit will be forfeited if it is not able to successfully raise the required amount stated in the agreement. As of September 30, 2017, the deposit received was included in accrued liabilities and other payable in the consolidated balance sheets. The Cooperative Agreement expired on January 7, 2018 and the Guangzhou Investment Co. did not raise the money for Shenzhen CX, as such, and the deposit was forfeited and recorded as the other income in the consolidated statements of operations.

NOTE 11 – SUBSEQUENT EVENTS

On April 25, 2018, pursuant to a Debenture Purchase Agreement entered into on April 19, 2017, in which the Company agrees to issue and sell in a private placement to a non-U.S. person (the “Purchaser”) a series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of common stock, par value $.0001 per share (the “Conversion Shares”) at price of $.01 per share to the Purchaser, the Purchaser converted the Debenture with 8% annual interest into 1,080,000 Conversion Shares.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “CXKJ” shall mean CX Network Group, Inc., a Nevada corporation (previously known as mLight Tech, Inc., a Florida corporation), and its consolidated subsidiary, as applicable.

 The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report.

Certain statements in this report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW

On March 16, 2018, CX Network Group, Inc., a Nevada corporation, (previously known as “mLight Tech Inc.” or “MLGT”, a Florida corporation) (“CXKJ” or the “Company”), Chuangxiang Holdings Inc., a company organized under the laws of the Cayman Islands (“CX Cayman”), and Continent Investment Management Limited, a British Virgin Islands company (“Continent”), and Gold Fish Capital Investment Limited, a British Virgin Islands company (“Gold Fish”, together with “Continent”, the “CX Cayman Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which CXKJ acquired 100% of the issued and outstanding equity securities of CX Cayman in exchange for 5,350,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of CXKJ (the “Share Exchange”).

Immediately prior to entering into the Share Exchange Agreement with CX Cayman and shareholders of CX Cayman, we were a shell company with no significant asset or operation. As a result of the Share Exchange, we operate through our PRC affiliated entity, namely Shenzhen CX, located in Shenzhen, China. CX Cayman does not have any substantive operations other than holding CX HK, which in return holding CX Network, who controls Shenzhen CX through certain contractual arrangements.

Our business consists of development and operation of online dating and mobile gaming products.

Our online dating products Little Love (“小恋爱”) and Hotchat (“热聊”) are mobile applications geared towards Chinese singles designed to increase a user’s likelihood of finding a romantic connection. Our mission is to help individuals forge life-long relationships with others that share their interests and values. Through these mobile applications, our users can search for and communicate with other like-minded individuals. Our product creates a virtual community where users can meet, chat and message. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourage users to connect and chat with each other.

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

In January 2018, we launched two mobile gaming applications: Eternal Tribe (“永恒部落”) and Bole Jiangmen Card and Board Game (“博乐江门棋牌”). For Eternal Triber, our users can deposit fund on as needed basis for the in-app purchases and for Bole, our users pay for each game that they want to play. They are Android-based mobile games developed solely by us to diversify our product portfolio. The revenue from the two mobile games was immaterial for the six months ended March 31, 2018 as the two games were newly launched and we were testing the water for the acceptance and popularity of these two games.

As of March 31, 2018, we had approximately 1,836,678 registered members for Little Love, 118,549 registered members for Hotchat, 7,694 registered members for Eternal Tribe and 785 registered members for Bole Card and Board Game.

Debenture Conversion

On April 25, 2018, pursuant to a Securities Purchase agreement (the “Debenture Purchase Agreement”) entered into on April 19, 2017, in which the Company agrees to issue and sell in a private placement to a non-U.S. person (the “Purchaser”) a series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of common stock, par value $.0001 per share (the “Conversion Share(s)”) at price of $.01 per share to the Purchaser, the Purchaser converted the Debenture with 8% annual interest into 1,080,000 Conversion Shares.

Foreign Operations

Substantially all of our business operations are conducted in Mainland China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the PRC. We also have operations in Hong Kong. Operating in foreign countries involves substantial risk. For example, our business activities subject us to a number of Chinese laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations, which have uncertainties. Any failure to comply with the PRC laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in China and harm our reputation.

Operating in foreign countries also subjects us to risk from currency fluctuations. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings. This could either reduce the U.S. dollar value of our prices or, if we raise prices in the local currency, it could reduce the overall demand for our offerings. Either could adversely affect our revenue. Conversely, a rise in the price of local currencies relative to the U.S. dollar could adversely impact our profitability because it would increase our costs denominated in those currencies, thus adversely affecting gross margins.

Critical Accounting Policies and Estimates

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $1,817,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Financial Operations Overview

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues

For the three months ended March 31, 2018, we had total revenues of $204,330 as compared to $15,049 for the three months ended March 31, 2017. The revenues were mainly generated through in-app purchases in our mobile applications Hot Chat and Little Love, and our mobile game applications Eternal Tribe. The increase in the three months ended March 31, 2018 was primarily attributable to the significantly increased subscribers of Little Love and Eternal Tribe, and in-app purchases.

Cost of Revenues

For the three months ended March 31, 2018 and 2017, cost of revenues amounted to $12,004 and $7,911, respectively. The increase of cost of revenues in the three months ended March 31, 2018 was primarily attributable to the increase of labor cost.

Gross Profit

For the three months ended March 31, 2018 and 2017, gross profit amounted to $192,326 and $7,138, respectively. The increase of gross profit during the three months ended March 31, 2018 was primarily attributable to the increase in revenues.

Selling Expenses

For the three months ended March 31, 2018 and 2017, selling expenses amounted to $76,154 and $nil, respectively. The increase of selling expenses in the amount of $76,154 or 100% was primarily attributable to increase promotion expense during the three months ended March 31, 2018.

General and Administrative Expenses

For the three months ended March 31, 2018 and 2017, general and administrative expenses amounted to $78,510 and $64,804, respectively. The increase of general and administrative expenses in the amount of $13,706 or 21% was primarily attributable to the increase of leases expense and other miscellaneous expenses.

Research and Development Expenses

For the three months ended March 31, 2018 and 2017, research and development expenses amounted to $212,683 and $36,721, respectively. The increase of research and development expenses in the amount of $175,962 or 479% during the three months ended March 31, 2018 was primarily attributable to the increased activities in developing new games and applications.

Other Income (Expenses)

For the three months ended March 31, 2018, total other income was $99,492 as compared to total other expenses of $209 for the three months ended March 31, 2017. The increase in other income is primarily attributable to the RMB 1,000,000 (approximately $150,000) forfeited deposit by Guangzhou Investment Co. under the Cooperative Agreement.

Net loss

For the three months ended March 31, 2018 and 2017, net loss amounted to $75,529 and $94,596, respectively. The decrease of net loss in the amounts of $19,067 or 20% during the three months ended March 31, 2018 was a result of the factors described above.

Foreign Currency Translation Adjustment

The functional currency of our Shenzhen CX operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of Shenzhen CX are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,128 for the three months ended March 31, 2018 as compared to a foreign currency translation loss of $457 for the three months ended March 31, 2017. This non-cash gain (loss) had the effect of decreasing (increasing) our reported comprehensive loss.

Comprehensive Loss

For the three months ended March 31, 2018, comprehensive loss of $74,401 is derived from the sum of our net loss of $75,529 offset by foreign currency translation gain of $1,128. For the three months ended March 31, 2017, comprehensive loss of $95,053 is derived from the sum of our net loss of $94,596 and plus by the foreign currency translation loss of $457.

Results of Operations for the Six Months ended March 31, 2018 Compared to the Six Months ended March 31, 2017

Revenues

For the six months ended March 31, 2018, we had total revenues of $434,189, as compared to $15,389 for six months ended March 31, 2018. The revenues were mainly generated through in-app purchases in our mobile applications Hot Chat and Little Love, and our mobile game applications Eternal Tribe and “Bole Jiangmen Card and Board Game. The increase of $418,800, or 2721%, during the six months ended March 31, 2018 was primarily attributable to the significantly increased subscription of Little Love and Eternal Tribe, and in-app purchases.

Cost of Revenues

For the six months ended March 31, 2018 and 2017, cost of revenues amounted to $33,257 and $12,443, respectively. The increase of cost of revenues in 2018 was primarily attributable to the increase of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the six months ended March 31, 2018 and 2017, gross profit amounted to $400,932 and $2,946, respectively. The increase of cost of revenues in 2018 was primarily attributable to the increase in revenues.

Selling Expenses

For the six months ended March 31, 2018 and 2017, selling expenses amounted to $90,506 and $12,953, respectively. The increase of selling expenses in the amount of $77,553 in the six months ended March 31, 2018 was primarily attributable to increase in promotion expense.

General and Administrative Expenses

For the six months ended March 31, 2018 and 2017, general and administrative expenses amounted to $337,959 and $120,633, respectively. The increase of general and administrative expenses of $217,326 or 180% during the six months ended March 31, 2018 was primarily attributable to the increase of salaries expense, professional fees and lease expense.

Research and Development Expenses

For the six months ended March 31, 2018 and 2017, research and development expenses amounted to $342,549 and $48,999, respectively. The increase of research and development expenses in the amount of $293,550 or 599% was primarily attributable to the increased activities in developing new games and applications.

Other Income (Expenses)

For the six months ended March 31, 2018, total other income was $99,170 as compared to total other expense of $139 for the six months March 31, 2017. The increase in other income is primarily attributable to the RMB 1,000,000 (approximately $150,000) forfeited deposit by Guangzhou Investment Co. under the Cooperative Agreement.

Net loss

For the six months ended March 31, 2018 and 2017, net loss amounted to $270,912 and $179,778, respectively. The increase of net loss in the amounts of $91,134 was a result of the factors described above.

Foreign Currency Translation Adjustment

The functional currency of our VIE entity operating in the PRC is the Chinese Yuan or RMB. The financial statements of our VIE are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $19,129 for the six months ended March 31, 2018 as compared to a foreign currency translation gain $1,782 for the six months ended March 31, 2017. This non-cash gain (loss) had the effect of increasing (decreasing) our reported comprehensive loss.

Comprehensive Loss

For the six months ended March 31, 2018, comprehensive loss of $290,041 is derived from the sum of our net loss of $270,912 plus foreign currency translation loss of $19,129. For the six months ended March 31, 2017, comprehensive loss of $177,996 is derived from the sum of our net loss of $179,778 offset by foreign currency translation gain of $1,782.

LIQUIDITY AND CAPITAL RESOURCES

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2018, the Company’s working capital deficit was approximately $481,000 as compared to working capital deficit of approximately $933,000 as of September 30, 2017. As of March 31, 2018 and September 30, 2017, the Company’s accumulated deficit was approximately $1,817,000 and $1,546,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(393,688)	$(220,376)
Cash flows used in investing activities	$(4,920)	$(9,709)
Cash flows provided by financing activities	$396,015	$212,606
Effect of exchange rate on cash and cash equivalent	$1,003	$(593)
Net decrease in cash and cash equivalents	$(1,590)	$(18,072)

Net cash used in operating activities for the six months ended March 31, 2018 was $393,688 as compared to net cash used in operating activities of $220,376 for the six months ended March 31, 2017. The increase in cash used in operating activities for the six months ended March 31, 2018 was mainly due to increase in the net loss of approximately $91,000 and decrease in accrued liabilities and other payables of approximately $191,000, offset by increase in loss on disposal of property and equipment of approximately$26,000, and decrease in security deposits, non-current of approximately $57,000.

Net cash used in investing activities for the six months ended March 31, 2018 was $4,920 as compared to $9,709 for the six months ended March 31, 2017. The decreased in cash used in investing activities for the six months ended March 31, 2018 was mainly due to decrease in purchase of property and equipment of approximately $5,000

Net cash provided by financing activities for the six months ended March 31, 2018 was $396,015 as compared to $212,606 for the six months ended March 31, 2017. The increase in cash provided by financing activities for the six months ended March 31, 2017 was mainly due to increase in proceeds from related parties of approximately $397,000, partially offset by increase in repayments to related party of approximately $214,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018 and September 30, 2017, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described in our previously filed Form 8-K filed with the SEC on March 23, 2018.

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

CX Network Group, Inc.

Date: June 15, 2018	By:	/s/ Huibin Su
Huibin Su Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director (Principal Executive Officer and Financial Officer)

