Form 10-Q
period 2018-06-30
CX Network Group, Inc.
filed 2018-08-14
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-169805

CX Network Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1801, Vanke building Northwest Hong 7 Road Hongtupian District, Nancheng Residential District Dongguan, Guangdong Province, China	523000
(Address of Principal Executive Offices)	(ZIP Code)

+ 86-755-26412816

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2018, we have 20,916,918 shares of common stock, par value $0.0001 per share issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to CX Network Group, Inc. a Nevada corporation, and its consolidated subsidiary through June 30, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,493	$35,456
Accounts receivable	926	1,164
Prepaid expenses	12,242	11,350
Other receivable	4,682	5,210
Total Current Assets	32,343	53,180

Property, plant and equipment, net	53,528	98,447
Security deposits	4,532	36,404
Total Non-current Assets	58,060	134,851
Total Assets	$90,403	$188,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$381,848	$698,567
Accrued liabilities and other payables	84,614	242,468
Short-term loans	44,757	44,757
Total Current Liabilities	511,219	985,792

Total Liabilities	511,219	985,792

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,083,585 shares issued and 20,916,918 outstanding at June 30, 2018; 5,350,000 shares issued and outstanding at September 30, 2017	2,092	535
Treasury stock, at cost, 166,667 and 0 shares at June 30, 2018 and September 30, 2017, respectively	(250)	-
Additional paid-in capital	1,605,925	766,721
Accumulated deficit	(1,996,416)	(1,546,324)
Accumulated other comprehensive loss	(32,167)	(18,693)

Total Stockholders’ Deficit	(420,816)	(797,761)

Total Liabilities and Stockholders’ Deficit	$90,403	$188,031

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended June 30,		For the Three months Ended June 30,
	2018	2017	2018	2017

REVENUES	$461,733	$62,521	$27,544	$47,132
COST OF REVENUES	37,993	17,560	4,736	5,117
GROSS PROFIT	423,740	44,961	22,808	42,015

OPERATING EXPENSES:
Selling expenses	88,103	14,399	(2,403)	1,446
General and administrative expenses	518,705	299,144	180,746	178,511
Research and development expenses	355,402	63,709	12,853	14,710
Total Operating Expenses	962,210	377,252	191,196	194,667

LOSS FROM OPERATIONS	(538,470)	(332,291)	(168,388)	(152,652)

OTHER INCOME (EXPENSE)	88,378	1,269	(10,792)	1,408

LOSS BEFORE INCOME TAXES	(450,092)	(331,022)	(179,180)	(151,244)

INCOME TAXES	-	-	-	-

NET LOSS	$(450,092)	$(331,022)	$(179,180)	$(151,244)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(13,474)	(3,539)	5,655	(5,321)

COMPREHENSIVE LOSS	$(463,566)	$(334,561)	$(173,525)	$(156,565)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.04)	$(0.06)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	10,782,382	5,350,000	19,896,011	5,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Accumulated Other	Total
	Common Stock		Treasury Stock, at cost		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2016	5,350,000	$535		$-	$766,721	$(800,783)	$(1,433)	$(34,960)

Net loss		-				(745,541)	-	$(745,541)

Foreign currency translation adjustment		-				-	(17,260)	$(17,260)

Balance, September 30, 2017	5,350,000	$535	-	$-	$766,721	$(1,546,324)	$(18,693)	$(797,761)

Shares issued in reverse merger	14,486,670	$1,449	166,667	$(250)	$(251,020)			$(249,821)

Capital contribution from stockholders					928,332			$928,332

Common stock issued for debenture conversion	1,080,000	108			161,892			$162,000

Share adjustment	248	-			-			$-

Net loss						(450,092)		$(450,092)

Foreign currency translation adjustment							(13,474)	$(13,474)

Balance, June 30, 2018	20,916,918	$2,092	166,667	$(250)	$1,605,925	$(1,996,416)	$(32,167)	$(420,816)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,092)	$(331,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28,560	4,707
Loss (gain) on disposal of property and equipment	26,529	(15)
Amortization of debt discount on note payable	12,945	-
Changes in operating assets and liabilities:
Accounts receivable	250	(944)
Prepaid expenses	(1,008)	(12,360)
Other receivable	577	(36,965)
Security deposits, non-current	32,910	-
Accrued liabilities and other payables	(224,600)	14,961

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(573,929)	(361,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	145	-
Proceeds from disposal of property and equipment	31	204
Purchase of property and equipment	(8,479)	(73,266)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(8,303)	(73,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(241,294)	(57,777)
Proceeds from related parties	802,024	502,210

NET CASH PROVIDED BY FINANCING ACTIVITIES	560,730	444,433

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	539	(463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,963)	9,270

CASH AND CASH EQUIVALENTS - beginning of period	35,456	21,066

CASH AND CASH EQUIVALENTS - end of period	$14,493	$30,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing activities:
Repayment made by related party on behalf of the Company	$-	$8,032
Liability assumed in connection with purchase of PPE	$-	$5,634
Common stock issued for debenture conversion and accrued interest	$162,000	$-
Capital contribution in the form of reduction of related party loans	$928,332	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX Network Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network, Group, Inc., a Nevada corporation, with CXKJ as the surviving corporation that operates under the name “CX Network Group, Inc.” (the “Name Change”), pursuant to an agreement and plan of merger (the “Merger Agreement”) dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of CXKJ (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CXKJ, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”) which resulted in reclassification of capital from par value to capital in excess of par value. Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we had 14,486,670 shares of common stock of CXKJ issued and outstanding. All share and per share data for the nine months ended June 30, 2018 and comparative periods included within our consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

The Name Change, Domicile Change, and Reverse Stock Split went effective on June 12, 2017. Subsequently, the Company’s trading symbol for its common stock was changed to “CXKJ” and the new CUSIP number is 12672T 108.

On March 20, 2018, CXKJ entered into a share exchange agreement (the “Share Exchange”) with Chuangxiang Holdings Inc. (“CX Cayman”). Under the Share Exchange, CX Network Group, Inc. issued an aggregate of 5,350,000 shares of common stock, par value $0.0001 per share to the shareholders of CX Cayman in exchange for 100% of the issued and outstanding equity securities of CX Cayman. The Share Exchange was closed on March 20, 2018. As a result of the Share Exchange, CX Cayman became the Company’s wholly-owned subsidiary.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the nine months ending June 30, 2018, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2017 included in the Form 8-K filed with the SEC on March 23, 2018.

GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $1,996,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2018 and September 30, 2017, accounts receivable consisted of the following:

	June 30, 2018	September 30, 2017
Accounts receivable	$926	$1,164
Allowance for doubtful accounts	-	-
	$926	$1,164

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At June 30, 2018 and September 30, 2017, property and equipment consisted of the following:

	June 30, 2018	September 30, 2017
Office equipment	$56,699	$53,837
Furniture and fixtures	21,665	17,972
Leasehold improvement	-	41,692
Sub-total	78,364	113,501

Less: accumulated depreciation	(24,836)	(15,054)

Property and equipment, net	$53,528	$98,447

For the nine months ended June 30, 2018 and 2017, depreciation expense amounted to $28,560 and $4,707, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues. For the nine months ended June 30, 2018, the Company disposed certain leasehold improvement, resulting in a loss on disposal of property and equipment of $26,529, which is included in other expenses.

NOTE 5 – SHORT-TERM LOANS

As of June 30, 2018 and September 30, 2017, the balance of the short-term loans was $44,757. The amount represents loans borrowed from an individual and is unsecured, no interest bearing and due on demand.

NOTE 6 – NOTE PAYABLE

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. person series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock at price of $0.15 per share. The note is due on April 18, 2018. For the nine months ended June 30, 2018, the Company recorded interest expense of $6,641 related to the Debenture. On April 20, 2018, the holder of Debenture presented conversion notice to convert the Debenture with 8% annual interest into 1,080,000 Conversion Shares. The Company did not issue the 1,080,000 conversion shares due to the insufficient common shares in its authorized capital until June 25, 2018, the date the Company increased its authorized capital from 20,000,000 shares of common stock to 40,000,000 shares of common stock and issued 1,080,000 shares to the Purchaser’s designated transferees (also see Note 8 and 9). As of June 30, 2018, the balance of the note payable was $0.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine months ended June 30, 2018 and 2017.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. CX HK did not earn any income that was derived in Hong Kong for the nine months ended June 30, 2018 and 2017 and therefore, CX HK was not subject to Hong Kong profits tax for the periods reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the nine months ended June 30, 2018 and 2017. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. Shenzhen CX did not generate taxable income in the PRC for the nine months ended June 30, 2018 and 2017.

For the nine months ended June 30, 2018 and 2017, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, a full valuation allowance has been provided against the Company’s deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 8 – STOCKHOLDERS’ EQUITY

Under the Share Exchange, each outstanding share of CX Cayman common stock shall be transferred, conveyed and delivered to CXKJ in exchange for 5,350,000 newly issued shares of common stock of CXKJ. As a result of the Share Exchange, as of March 20, 2018, CXKJ had 20,000,000 shares of common stock authorized, of which 20,003,585 were issued and 19,836,918 outstanding.

On April 20, 2018, the holder of Debenture presented conversion notice to convert the Debenture with 8% annual interest into 1,080,000 Conversion Shares. The Company did not issue the 1,080,000 conversion shares due to the insufficient common shares in its authorized capital until June 25, 2018, the date the Company increased its authorized capital from 20,000,000 shares of common stock to 40,000,000 shares of common stock and issued 1,080,000 shares to the Purchaser’s designated transferees. Also see Note 9.

On July 11, 2017, the Company executed a 1-for-15 reverse stock split of the Company’s common stock. As a result, there was an additional 248 shares of common stock issued during the nine months ended June 30, 2018 due to the roundup feature of the reverse stock split. As of June 30, 2018, CXKJ had 50,000,000 shares authorized which consists 40,000,000 of common stock and 10,000,000 of preferred stock; of which common stock, 21,083,585 shares issued and 20,916,918 outstanding.

During the six months ended March 31, 2018, the registered capital of Shenzhen CX was increased by RMB 6,040,100 (approximately $928,000) as a result of reduction in related party loans (also see Note 10).

NOTE 9 – OVER-ISSUANCE

In connection with the Share Exchange closed on March 20, 2018, the Company over-issued 3,585 shares of Common Stock to Golden Fish, one of the two shareholders of CX Cayman immediately prior to the closing of the SEA. On June 25, 2018, the Company filed amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized common shares from 20,000,000 to 40,000,000 and subsequently cured the over-issuance of 3,585 shares of Common Stock to Golden Fish. On July 19, 2018, Golden Fish entered into an agreement with the Company to waive any legal claim or indemnification rights it may have under the SEA or as permitted under applicable law in connection with the over-issuance of 3,585 shares of Common from March 20, 2018 until June 25, 2018.

On July 19, 2018, the Company entered into a waiver agreement with the Purchaser of the Debenture pursuant to which the Purchaser agrees to waive any legal claim or indemnification rights it may have under the Debenture Purchase Agreement and Debenture or as permitted under applicable law including additional interests or penalties in connection with the insufficiency in reservation of underlying common shares in its then authorized capital from March 20, 2018 until June 25, 2018.

NOTE 10 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	June 30, 2018	September 30, 2017
Jiyin Li	$1,279	$178,826
Huibin Su	380,569	300,341
Chaoran Zhang	-	219,400
Total	$381,848	$698,567

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the nine months ended June 30, 2018 and 2017, the Company obtained loans from the above related parties in the amount of $802,024 and $502,210, respectively, and made repayment to them in the amount of $241,294 and $57,777, respectively.

During the nine months ended June 30, 2017, Huibin Su made $8,032 of repayment on behalf of the Company.

During the nine months ended June 30, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

NOTE 11 – OTHER INCOME

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

NOTE 12 – SUBSEQUENT EVENTS

On July 19, 2018, the Company’s board of directors made a decision to retire all 166,667 treasury shares.

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

COMPANY OVERVIEW

On March 20, 2018, CX Network Group, Inc., a Nevada corporation, (previously known as “mLight Tech Inc.” or “MLGT”, a Florida corporation) (“CXKJ” or the “Company”), Chuangxiang Holdings Inc., a company organized under the laws of the Cayman Islands (“CX Cayman”), and Continent Investment Management Limited, a British Virgin Islands company (“Continent”), and Golden Fish Capital Investment Limited, a British Virgin Islands company (“Golden Fish”, together with “Continent”, the “CX Cayman Stockholders”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which CXKJ acquired 100% of the issued and outstanding equity securities of CX Cayman in exchange for 5,350,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of CXKJ (the “Share Exchange”). As a result of the Share Exchange, CX Cayman became the Company’s wholly-owned subsidiary.

Immediately prior to entering into the Share Exchange Agreement with CX Cayman and stockholders of CX Cayman, we were a shell company with no significant asset or operation. As a result of the Share Exchange, we operate through our PRC affiliated entity, namely Shenzhen CX, located in Shenzhen, China. CX Cayman does not have any substantive operations other than holding CX HK, which in return holding CX Network, who controls Shenzhen CX through certain contractual arrangements.

Our business focuses on development and operation of online dating and mobile gaming products either developed and operated by us, or developed by us but co-operated by third parties; or developed by third parties but co-operated by us.

Our self-developed and self-operated online dating products Little Love (“小恋爱”) and Hotchat (“热聊”) are mobile applications geared towards Chinese singles designed to increase a user’s likelihood of finding a romantic connection. Our mission is to help individuals forge life-long relationships with others that share their interests and values. Through these mobile applications, our users can search for and communicate with other like-minded individuals. Our product creates a virtual community where users can meet, chat and message. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourage users to connect and chat with each other.

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. During the three months ended June 30, 2018, we temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love. In addition, we relocated from Shenzhen city to Dongguan city during the three months ended June 30, 2018. Most of our employees prior to relocation were local residents in Shenzhen city and they elected to resign as a result of our relocation including 5 full time marketing and supporting personnel resulting in only 1 personnel responsible for marketing and supporting during the three months ended June 30, 2018. In July 2018, we hired 2 additional full time marketing and supporting personnel, and resumed advertisement for Little Love on multiple channels, there has been an increase in the subscription of Little Loves since July 2018. Hotchat was much less impacted by the relocation of the Company during the three months ended June 30, 2018 as the Company has not devoted much sources in marketing and maintenance of Hotchat other than maintaining its existing distribution channels for Hotchat since 2017.

Our self-developed mobile gaming application is Eternal Tribe (“永恒部落”) which was launched by us in January 2018. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases. In January 2018, we also launched another mobile gaming applications, Bole Jiangmen Card and Board Game (“博乐江门棋牌”) (“Bole”). For Bole, our users pay for each game that they want to play. Both games are Android-based mobile games developed solely by us to diversify our product portfolio. The revenue from the two mobile games was immaterial for the nine months ended June 30, 2018 as the two games were newly launched and we were testing the water for the acceptance and popularity of these two games. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an updated version of Eternal Tribe in July 2018. We also plan to engage third parties to co-market and co-operate Eternal Tribe on different platforms and channels. We suspended Bole in April 2018 based on the market responses and limited platforms to launch Bole due to strict regulatory scrutiny of paid board game in China. We plan to focus our limited resources on Eternal Tribe and other games that we are co-developing or co-operating; or about to develop or operate with other parties.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. While we focus our resource on the development and operation of Eternal Tribe, we have been actively developing co-operation relationship with other developers and operators since March 2018. There are two games that we are currently co-operating with their developers: Magician Hero (“魔纹游戏”) and Shu Mountain Fantasy (“蜀山奇缘”) of which we are responsible for marketing, co-operating and maintenance on the platforms and channels introduced by us. Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. The revenue of the co-operations with other developers or operators constitutes around 0.45% of our revenue during the nine months ended June 30, 2018. We expect that, with a combined self and cooperative development and operation, mobile game become the major force in driving the grown of our company in the future. However, we cannot assure that if the market will change or we will successfully develop or operate mobile games that will attract and sustain a large amount of users, if any at all.

As of June 30, 2018, we had approximately 1,915,587 registered members for Little Love, 128,501 registered members for Hotchat, 7,967 registered members for Eternal Tribe and 785 registered members for Bole.

Debenture Conversion

On April 25, 2018, pursuant to a Securities Purchase agreement (the “Debenture Purchase Agreement”) entered into on April 19, 2017, in which the Company agrees to issue and sell in a private placement to a non-U.S. person (the “Purchaser”) a series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of common stock, par value $.0001 per share (the “Conversion Share(s)”) at price of $0.15 per share to the Purchaser, the Purchaser converted the Debenture with 8% annual interest into 1,080,000 Conversion Shares.

Cure of Over-issuance

In connection with the closing of the Share Exchange closed on March 20, 2018 (“SEA”), the Company over-issued 3,585 shares of Common Stock to Golden Fish, one of the two shareholders of CX Cayman immediately prior to the closing of the SEA. On June 25, 2018, the Company filed amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized common shares from 20,000,000 to 40,000,000 and issued shares to debt holder subsequently cured the over-issuance of 3,585 shares of Common Stock to Golden Fish. On July 19, 2018, Golden Fish entered into an agreement with the Company to waive any legal claim or indemnification rights it may have under the SEA or as permitted under applicable law in connection with the over-issuance of 3,585 shares of Common from March 20, 2018 until June 25, 2018. On the same day, the Company entered into a waiver agreement with the holder of Debenture pursuant to which the holder agrees to waive any legal claim or indemnification rights it may have under the Debenture Purchase Agreement and Debenture or as permitted under applicable law in connection with the insufficiency in reservation of underlying common shares in its then authorized capital from March 20, 2018 until June 25, 2018.

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

Critical Accounting Policies and Estimates

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $1,996,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Financial Operations Overview

Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues

For the three months ended June 30, 2018, we had total revenues of $27,544 as compared to $47,132 for the three months ended June 30, 2017. The decrease of revenue compared to the competitive period in 2017 was mainly due to the decrease in paid subscribers of Little Love, the Company reduced the operation due to office relocation which leads to the decreased of paid subscribers. For Eternal Tribe, since the market feedback did not meet expectations, the Company upgraded it during the three months ended June 30, 2018 and relaunched in July 2018.

Cost of Revenues

For the three months ended June 30, 2018 and 2017, cost of revenues amounted to $4,736 and $5,117, respectively. The decrease of cost of revenues in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to the decrease of operation activities.

Gross Profit

For the three months ended June 30, 2018 and 2017, gross profit amounted to $22,808 and $42,015, respectively. The decrease of gross profit during the three months ended June 30, 2018 compared to the corresponding period in 2017 was primarily attributable to the decrease in revenues.

Selling Expenses

For the three months ended June 30, 2018 and 2017, selling expenses amounted to negative $2,403 and $1,446, respectively. The decrease of selling expenses in the amount of $3,849 or 266% was primarily attributable to a refund of promotion expense during the three months ended June 30, 2018.

General and Administrative Expenses

For the three months ended June 30, 2018 and 2017, general and administrative expenses amounted to $180,746 and $178,511, respectively. The increase of general and administrative expenses in the amount of $2,235 or 1% was primarily attributable to the increase of professional service fee, partially offset by start-up cost of Guangzhou Subsidiary and other miscellaneous expenses.

Research and Development Expenses

For the three months ended June 30, 2018 and 2017, research and development expenses amounted to $12,853 and $14,710, respectively. The decrease of research and development expenses in the amount of $1,857 or 13% during the three months ended June 30, 2018 was primarily attributable to the decreased activities in developing new games and resignation of R&D employees due to the relocation of Shenzhen office.

Other Income (Expenses)

For the three months ended June 30, 2018, total other income (expense) was $(10,792) as compared to $1,408 for the three months ended June 30, 2017. The decrease in other income is primarily attributable to around $13,000 of the amortization of convertible debt discount.

Net loss

For the three months ended June 30, 2018 and 2017, net loss amounted to $179,180 and $151,244, respectively. The increase of net loss in the amounts of $27,936 or 18% during the three months ended June 30, 2018 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $5,655 for the three months ended June 30, 2018 as compared to a foreign currency translation loss of $5,321 for the three months ended June 30, 2017. This non-cash gain (loss) had the effect of decreasing (increasing) our reported comprehensive loss.

Comprehensive Loss

For the three months ended June 30, 2018, comprehensive loss of $173,525 is derived from the sum of our net loss of $179,180 plus by foreign currency translation gain of $5,655. For the three months ended June 30, 2017, comprehensive loss of $156,565 is derived from the sum of our net loss of $151,244 and plus by the foreign currency translation loss of $5,321.

Results of Operations for the Nine Months ended June 30, 2018 Compared to the Nine Months ended June 30, 2017

Revenues

For the nine months ended June 30, 2018, we had total revenues of $461,733, as compared to $62,521 for nine months ended June 30, 2017. The revenues were mainly generated through in-app purchases in our mobile applications Hot Chat and Little Love, and our mobile game applications Eternal Tribe and Bole. The increase of $399,212, or 639%, during the nine months ended June 30, 2018 was primarily attributable to the significantly increased subscription of Little Love and Eternal Tribe, in-app purchases.

Cost of Revenues

For the nine months ended June 30, 2018 and 2017, cost of revenues amounted to $37,993 and $17,560, respectively. The increase of cost of revenues in 2018 was primarily attributable to the increase of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the nine months ended June 30, 2018 and 2017, gross profit amounted to $423,740 and $44,961, the increase of cost of revenues in 2018 was primarily attributable to the increase in revenues.

Selling Expenses

For the nine months ended June 30, 2018 and 2017, selling expenses amounted to $88,103 and $14,399, respectively. The increase of selling expenses in the amount of $73,704 in the nine months ended June 30, 2018 was primarily attributable to increase in promotion expense.

General and Administrative Expenses

For the nine months ended June 30, 2018 and 2017, general and administrative expenses amounted to $518,705 and $299,144, respectively. The increase of general and administrative expenses of $219,561 or 73% during the nine months ended June 30, 2018 was primarily attributable to the increase of salaries expense, professional fees and lease expense.

Research and Development Expenses

For the nine months ended June 30, 2018 and 2017, research and development expenses amounted to $355,402 and $63,709, respectively. The increase of research and development expenses in the amount of $291,693 or 458% was primarily attributable to the increased activities in developing new games and applications.

Other Income

For the nine months ended June 30, 2018, total other income was $88,378 as compared to total other income of $1,269 for the nine months June 30, 2017. The increase in other income is primarily attributable to the RMB 1,000,000 (approximately $150,000) forfeited deposit by Guangzhou Investment Co. under the Cooperative Agreement, partially offset by amortization of convertible debt discount around $13,000, and loss on disposal of property and equipment and loss on rent deposit totally around $56,000.

Net loss

For the nine months ended June 30, 2018 and 2017, net loss amounted to $450,092 and $331,022, respectively. The increase of net loss in the amounts of $119,070 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $13,474 for the nine months ended June 30, 2018 as compared to a foreign currency translation loss $3,539 for the nine months ended June 30, 2017. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

For the nine months ended June 30, 2018, comprehensive loss of $463,566 is derived from the sum of our net loss of $450,092 plus foreign currency translation loss of $13,474. For the nine months ended June 30, 2017, comprehensive loss of $334,561 is derived from the sum of our net loss of $331,022 plus foreign currency translation loss of $3,539.

LIQUIDITY AND CAPITAL RESOURCES

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2018, the Company’s working capital deficit was approximately $479,000 as compared to working capital deficit of approximately $933,000 as of September 30, 2017. As of June 30, 2018 and September 30, 2017, the Company’s accumulated deficit was approximately $1,996,000 and $1,546,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(573,929)	$(361,638)
Cash flows used in investing activities	$(8,303)	$(73,062)
Cash flows provided by financing activities	$560,730	$444,433
Effect of exchange rate on cash and cash equivalent	$539	$(463)
Net increase (decrease) in cash and cash equivalents	$(20,963)	$9,270

Net cash used in operating activities for the nine months ended June 30, 2018 was $573,929 as compared to net cash used in operating activities of $361,638 for the nine months ended June 30, 2017. The increase in cash used in operating activities for the nine months ended June 30, 2018 was mainly due to increase in the net loss of approximately $119,000, decrease in accrued liabilities of approximately $240,000, offset by increase in loss on disposal of property and equipment of approximately $27,000, increase in depreciation expense of approximately $24,000, increase in amortization of debt discount on note payable of approximately $13,000, and increase of prepaid expense, other receivable and security deposits, non-current of approximately $82,000.

Net cash used in investing activities for the nine months ended June 30, 2018 was $8,303 as compared to $73,062 for the nine months ended June 30, 2017. The decreased in cash used in investing activities for the nine months ended June 30, 2018 was mainly due to decrease in purchase of property and equipment of approximately $65,000.

Net cash provided by financing activities for the nine months ended June 30, 2018 was $560,730 as compared to $444,433 for the nine months ended June 30, 2017. The increase in cash provided by financing activities for the nine months ended June 30, 2018 was mainly due to increase in proceeds from related parties of approximately $300,000, partially offset by increase in repayments to related party of approximately $184,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018 and September 30, 2017, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure due to the existence of the following material weaknesses:

●	A lack of sufficient and adequately trained internal accounting and finance personnel with appropriated understanding of U.S. GAAP and SEC reporting requirement and sufficient methods to promptly identify and discover the failure by its previous transfer agent to follow the Company’s instruction to deposit issued treasury shares and reserve shares underlying the Debenture and related financial impact of such failure;

●	A lack of segregation of duties within significant accounts.

●	A lack of a functioning audit committee and a majority of outside directors on the Company’s board of director.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Certain material weakness listed above was partially due to our recent relocation from Shenzhen city to Dongguan city. Most of our employees prior to relocation were local residents in Shenzhen city and they elected to resign as a result of our relocation, including several accounting personnel. We are currently hiring additional personnel in financial reporting and accounting, and we are providing trainings to newly hired personnel. In addition, once our cash position improves, we plan to hire an experienced controller and work to build an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

Because we are a smaller reporting company, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

CX Network Group, Inc.

Date: August 14, 2018	By:	/s/ Huibin Su
Huibin Su Chief Executive Officer, and Chief Financial Officer Principal Executive Officer and Principal Financial Officer

