Form 10-K
period 2018-09-30
CX Network Group, Inc.
filed 2019-01-15
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: _________________

CX NETWORK GROUP, INC.
(Exact name of issuer as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Room 1801, Vanke building Northwest Hong 7 Road Hongtupian District, Nancheng Residential District Dongguan, Guangdong Province, China	523000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + 86-755-26412816

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of 2,486,917 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $746,075 as of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.30 per share, as reported in the S-1 filed in August 16, 2018, since the stock price is not available on the OTC Market.

As of January 15, 2019, the registrant had 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2017

i

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

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “CX” and “CXKJ” shall mean CX Network Group, Inc., a Nevada corporation (previously known as mLight Tech, Inc., a Florida corporation), its owned subsidiaries Chuangxiang Holdings Inc.(“CX Cayman”), Chuangxiang (Hong Kong) Holdings Limited (“CX HK”), Chuangxiang Network Technology (Shenzhen) Limited (“CX Network”) and Shenzhen Chuangxiang Network Technology Limited (“Shenzhen CX”), which is controlled by us via various contracts.

ii

Part I

ITEM 1.	BUSINESS

General

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

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. In addition, we relocated from Shenzhen city to Dongguan city during the third quarter of fiscal year ended September 30, 2018. Most of our employees, including 5 full time marketing and supporting personnel, prior to relocation were local residents in Shenzhen city and they elected to resign as a result of our relocation. In July 2018, we hired 2 additional full time marketing and supporting personnel for Little Love on multiple channels, there has been an increase in the subscription of Little Loves since July 2018. Hotchat was much less impacted by the relocation of the Company for the year ended September 30, 2018 as the Company has not devoted much sources in marketing and maintenance of Hotchat other than maintaining its existing distribution channels for Hotchat since 2017.

Our self-developed mobile gaming application is Eternal Tribe (“永恒部落”) which was launched by us in January 2018. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases. In January 2018, we also launched another mobile gaming applications, Bole Jiangmen Card and Board Game (“博乐江门棋牌”) (“Bole”). For Bole, our users pay for each game that they want to play. We suspended Bole in April 2018 based on the market responses and limited platforms to launch Bole due to strict regulatory scrutiny of paid board game in China. Both Eternal Tribe and Bole are Android-based mobile games developed solely by us to diversify our product portfolio. The revenue from the two mobile games was immaterial for the year ended September 30, 2018 as the two games were newly launched. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an upgraded version of Eternal Tribe in July 2018. We engaged third party to co-market and co-operate Eternal Tribe on different platforms and channels. We plan to focus our limited resources on Eternal Tribe and other games that we are co-developing or co-operating, or about to develop or operate with other parties.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. While we focus our resource on the development and operation of Eternal Tribe, we have been actively developing co-operation relationship with other developers and operators since March 2018. There are two games that we are currently co-operating with their developers: Magician Hero (“魔纹游戏”) and Shu Mountain Fantasy (“蜀山奇缘”) of which we are responsible for marketing, co-operating and maintenance on the platforms and channels introduced by us. Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. The revenue of the co-operations with other developers or operators constitutes less than 5% of our revenue for the year ended September 30, 2018. We expect that, with a combined self and co-operative development and operation, mobile game become the major force in driving the grown of our company in the future. However, we cannot assure that if the market will change or we will successfully develop or operate mobile games that will attract and sustain a large amount of users, if any at all.

As of September 30, 2018, we had approximately 2,300,667 registered members for Little Love, 132,881 registered members for Hotchat, 15,000 registered members for Eternal Tribe.

Recent Development

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

Immediately prior to entering into the Share Exchange Agreement with CX Cayman and stockholders of CX Cayman, we were a shell company with no significant asset or operation. As a result of the Share Exchange, we operate through our PRC affiliated entity, namely Shenzhen CX (defined herein below), located in Shenzhen, China. CX Cayman does not have any substantive operations other than holding CX HK (defined herein below), which in return holding CX Network (defined herein below), who controls Shenzhen CX through certain contractual arrangements.

On April 20, 2017, CX Network entered into a series of VIE Agreements (defined herein below) with Shenzhen Chuangxiang Network Technology Limited, or Shenzhen CX, and its stockholders, in which CX Network effectively assumed management of the business activities of Shenzhen CX and has the right to appoint all executives and senior management and the members of the board of directors of Shenzhen CX. Shenzhen CX is a Chinese limited liability company and was formed under laws of the People’s Republic of China on August 14, 2015. Shenzhen CX engages in the business of developing and operating membership-based social network, dating and mobile gaming, and interactive live broadcast platforms. The Company is currently devoting its efforts to develop mobile applications and online platforms servicing the Asia market.

For more information of the VIE Agreements, please refer to the “Corporate Structure” section below.

Pursuant to the Share Exchange Agreement signed on March 20, 2018, CXKJ acquired 100% of the issued and outstanding securities of CX Cayman in exchange for 5,350,000 shares of Common Stock, par value $0.0001 per share of CXKJ. As a result of the Share Exchange, the business of CX Cayman becomes our business. As such, the following results of operations are focused on the operations of CX Cayman and exclude the operations of the Company prior to the Share Exchange.

Upon the consummation of the Share Exchange, we engage in the business of developing and operating membership-based social network, dating and mobile gaming, and interactive live broadcast platforms. We are currently devoting our efforts to develop mobile applications and online platforms servicing the Asia market.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was $2,094,690 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Corporate Structure

CXKJ is a holding company that owns 100% of the issued and outstanding capital stock of CX Cayman, which was incorporated on February 4, 2016 under the laws of Cayman Islands. CX Cayman owns 100% of Chuangxiang (Hong Kong) Holdings Limited, or CX HK, since December 1, 2016. CX HK operates through its subsidiary, Chuangxiang Network Technology (Shenzhen) Limited, or CX Network. CX Network was incorporated on April 12, 2016 under the laws of People’s Republic of China (“PRC”) as a wholly foreign owned enterprise and is engaged in the business of mobile applications development, commercial information consulting, cultural activities planning, marketing and advertising.

On April 20, 2017, CX Network entered into a series of VIE Agreements with Shenzhen Chuangxiang Network Technology Limited, or Shenzhen CX, and its stockholders, in which CX Network effectively assumed management of the business activities of Shenzhen CX and has the right to appoint all executives and senior management and the members of the board of directors of Shenzhen CX. Shenzhen CX is a Chinese limited liability company and was formed under laws of the People’s Republic of China on August 14, 2015. Shenzhen CX engages in the business of developing and operating membership-based social network, dating and mobile gaming, and interactive live broadcast platforms. The Company is currently devoting its efforts to develop mobile applications and online platforms servicing the Asia market.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Contractual Arrangements between CX Network and Shenzhen CX

In April 2017, CX Network, Shenzhen CX and the stockholders of Shenzhen CX entered into a series of contractual agreements for Shenzhen CX to qualify as variable interest entity or VIE (the “VIE Agreements”). Neither we nor our subsidiaries own any equity interest in Shenzhen CX. Instead, we control and receive the economic benefits of Shenzhen CX’s business operation through a series of contractual arrangements. CX Network, Shenzhen CX and its shareholders entered into VIE Agreements on April 20, 2017. The VIE Agreements are designed to provide CX Network with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Shenzhen CX, including absolute control rights and the rights to the assets, property and revenue of Shenzhen CX. Based on a legal opinion issued by Guangdong Jifang Law Firm to CX Network, the VIE Agreements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

Each of the VIE Agreements is described in detail below:

Consulting Service Agreement

Pursuant to the terms of certain Exclusive Technology Consulting Service Agreement dated April 20, 2017, between CX Network and Shenzhen CX (the “Consulting Service Agreement”), CX Network is the exclusive technology consulting service provider to Shenzhen CX to provide research and development support to related software and technology, responsible for computer network equipment, web design, monitor, test and security, in charge of the network maintenance, repair and security; applications development and market study, etc. Pursuant to the Consulting Service Agreement, Shenzhen CX agreed to pay a service fee to CX Network at a range of 90% to 100% of the monthly gross profit of Shenzhen CX based on certain factors set forth in the agreement, and Shenzhen CX agreed not to engage any third party for any of its technology consulting services provided under the agreement without the written consent of CX Network. In addition, Shenzhen CX has agreed not to establish any business cooperation with any third party without a written consent of CX Network and CX Network and/or its affiliates are entitled to a right of first refusal to cooperate with Shenzhen CX under the same conditions. This Agreement is valid for a term of 10 years subject to any extension requested by CX Network unless terminated by CX Network unilaterally prior to the expiration.

The foregoing summary of the Consulting Service Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Consulting Service Agreement, which is filed as Exhibit 10.1 to the current report on Form 8-K dated March 23, 2018.

Management Agreement

Pursuant to the terms of certain Management Agreement dated April 20, 2017, among CX Network, Shenzhen CX and the stockholders of Shenzhen CX (the “Management Agreement”), Shenzhen CX has agreed to subject the operations and management of its business to the control of CX Network. According to the Management Agreement, Shenzhen CX is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the CX Network’s written approval. CX Network has agreed to provide necessary financial supports whenever Shenzhen CX has operational difficulties. The stockholders of Shenzhen CX have agreed to transfer any dividends, distributions or any other profits that they receive as the stockholders of Shenzhen CX to CX Network without consideration. This Agreement is valid for a term of 10 years unless terminated earlier by CX Network with a 30-day written notice, provided that CX Network can extend the agreement before its expiration.

The foregoing summary of the Management Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Management Agreement, which is filed as Exhibit 10.2 to the current report on Form 8-K dated March 23, 2018.

Irrevocable Powers of Attorney

The stockholders of Shenzhen CX have each executed an irrevocable power of attorney, dated April 20, 2017, to appoint CX Network as their exclusive attorneys-in-fact to vote on their behalf on all Shenzhen CX’s matters requiring stockholders’ approval. The term of each power of attorney is valid for 10 years but may be extended upon CX Network’s request.

The foregoing summary of the Exclusive Option Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the form of Exclusive Option Agreement, which is filed as Exhibit 10.3 to the current report on Form 8-K dated March 23, 2018.

Exclusive Option Agreement

Pursuant to the terms of certain Exclusive Option Agreement dated April 20, 2017, among CX Network, Shenzhen CX, and the stockholders of Shenzhen CX (the “Exclusive Option Agreement”), the stockholders of Shenzhen CX granted CX Network or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase Shenzhen CX’s all equity interests and/or assets at a purchase price of RMB 10, 000 subject to an adjustment to the amount equal to 1% of the evaluation of the total equity interest or asset of Shenzhen CX if such evaluation is required under the applicable PRC laws and regulations. The Option is exercisable at any time at CX Network’s discretion in full or in part, to the extent permitted by PRC law. In the event that CX Network chooses to exercise only a portion of the Option, the purchase price shall be determined pro rata based on the portion of the equity interest and assets that CX Network desires to purchase. The Option is transferrable in full or in part by CX Network. Shenzhen CX has agreed without the written consent of CX Network, not to, among others, (i) amend its articles of incorporation; (ii) increase or decrease its registered capital or change its capital structure; (iii) transfer, dispose or pledge its material assets, business, profit or interest; (iv) provide loan or credit to any third party; or (v) enter into material contract or carry any debt out of the ordinary course of business. It further agrees to maintain good standing during the term of the Exclusive Option Agreement. The Exclusive Option Agreements is valid until that it is terminated by CX Network with 30 days written notice or all Shenzhen CX’s equity interest and assets are transferred to CX Network or its third party designee.

The foregoing summary of the Exclusive Option Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Exclusive Option Agreement, which is filed as Exhibit 10.4 to the current report on Form 8-K dated March 23, 2018.

Equity Pledge Agreement

Pursuant to the terms of certain Equity Pledge Agreement dated April 20, 2017, among CX Network and the stockholders of Shenzhen CX (the “Pledge Agreement”), the stockholders of Shenzhen CX pledged all of their equity interests in Shenzhen CX to CX Network, including the proceeds thereof, to guarantee Shenzhen CX’s performance of its obligations under the Management Agreement, the Consulting Service Agreement and the Exclusive Option Agreement (each, a “Agreement”, collectively, the “Agreements”). If Shenzhen CX or its stockholders breach its respective contractual obligations under any Agreement, or cause to occur one of the events regards as an event of default under any Agreement, CX Network, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in Shenzhen CX. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without CX Network’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled unless terminated upon 30 days written notice by CX Network.

The foregoing summary of the Equity Pledge Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Pledge Agreement, which is filed as Exhibit 10.5 to the current report on Form 8-K dated March 23, 2018.

Intellectual Property License Agreement

Pursuant to the terms of certain intellectual property license contract dated April 20, 2017 between the CX Network and Shenzhen CX (the “ IP License Agreement”), the CX Network is entitled to receive (i) a non-assignable, exclusive, and revocable license to certain registered trademarks owned by Shenzhen CX for use in connection with the goods or services approved by Shenzhen CX’s registered trademarks, and (ii) a license to all of Shenzhen CX’s copyrights, use and exploitation rights of Shenzhen CX’s computer software products, including resale rights and rights in and to any and all associated media.

The term of the IP License Agreement is 10 year from April 20, 2017 to April 20, 2027. The IP License Agreement can be renewed subject to a renewal notice from CX Network 2 months prior to its expiration. Additionally, both parties can terminate this IP License Agreement if either party commits a material breach and fails to cure such breach after 10 days of receiving the notice to cure from the other party. The License contains certain quality control requirements, branding and advertising guidelines and approval processes that CX Network is required to maintain.

The foregoing summary of the IP License Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the IP License Agreement, which is filed as Exhibit 10.6 to the current report on Form 8-K dated March 23, 2018.

Our Business

General

Our current primary business is in the online dating industry, which we believe fulfills significant needs for single adults looking to meet a companion. Traditional methods such as printed personals advertisements, offline dating services and public gathering places often do not meet the needs of single people. Printed personals advertisements offer individuals limited personal information and interaction before meeting. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and other social venues provide a limited opportunity to learn about others prior to an in-person meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions before they meet in-person. With features such as detailed personal profiles, email, mobile chat and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure setting.

The online personals industry in China has experienced significant growth in recent years. According to 2017 China’s Online Dating & Matchmaking Report, the revenue of China’s online dating & matchmaking sector reached approximately 500 million USD in 2016, accounting for 36.5% of the total revenue of dating & matchmaking market. It is expected that the proportion will expand to 41.7% by 2019. Members of the millennial generation (individuals under 35 years old) tend to have the highest usage of online or mobile personals sites because of the large gender imbalance caused by one-child policy launched by Chinese government back in 1980. (source: http://www.iresearchchina.com/content/details8_31990.html)

Another focus of our business is mobile gaming. According to the 2017 China Mobile Games Market Report, China is the single most important market in the world for mobile games. There are more than 500 million gamers in China, more than the entire population of the United States, which presents a great opportunity for local and global game developers and publishers. Mobile game revenue is the fastest growing segment and is projected to overtake PC online games in 2018, making up 58% of total games revenue in 2021. There were 503 million mobile gamers in 2016, rising to 699 million in 2021. Domestic market size in 2016 was $8.4 billion, rising to $14.4 billion in 2021. The demand for e-sports and the expansion into new genres suitable for core gamers are two of many drivers in the fast-growth mobile games market. The Top 20 of 400+ Android app stores account for 95% of distribution. Market share of new, expensive phones has fallen dramatically to the demand for quality, low-cost Android phones with mid to high-end specs (source data: http://www.cgigc.com.cn).

Our Products

Online Dating Products

Our core subscription online dating services offer single adults a convenient and secure setting for meeting other singles. Users of our mobile applications are encouraged to become registered members and post profiles. Posting a profile is a process in which visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members may also post photos of themselves. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, for a member to initiate email and instant message communication with others, that member must purchase a subscription and become a subscriber. A subscription affords access to the paying subscribers’ on-site email, mobile chat, and instant messaging systems, enabling such subscribers to communicate with other members and paying subscribers. Our uses make in-app purchases on an on-demand basis. Our users can pay subscription fee on monthly or annual basis to receive discounted prices for in-app purchases and additional or expanded features available only for subscribers. As of September 30, 2017, we had 761,764 users in Little Love and 91,232 users in Hot Chat, respectively. As of September 30, 2018, we had approximately 2,300,667 registered members for Little Love and 132,881 registered members for Hotchat, respectively.

Little Love (“小恋爱”)

Platform Features. Little Love offers different ways for our users to communicate including:

Private Chat. Users can utilize this feature to share message, voice mail, photos and emojis with each other in a completely private setting.

On-Site Email. We provide all subscribers with private message centers. These personal on-site email boxes offer features such as customizable folders for storing correspondence, the ability to know when sent messages were read, as well as block and ignore functions, which allow paying subscribers to control future messages from specific paying subscribers.

Hot Lists and Favorites. “Hot Lists” enable users to see who is interested in them and to save those favorite members in which they have an interest. Lists include (1) who has viewed their profile, (2) their favorites and (3) who has emailed them. Users can maintain their favorites on a list and add their own customized notes.

Instant Message. Paying subscribers can use our instant messaging system to communicate with other subscribers in real-time. This allows subscribers to communicate directly with another subscriber online at the same time instantly.

People Nearby. “People Nearby” connects users with random nearby locals for chatting and meeting up. This feature allows users to quickly establish connections and increase likelihood of finding someone who has similar interests.

In-App Purchase Store. Our In-App Purchase feature enables users to purchase and give virtual gifts to other users who think they would be compatible with each other. A user can also purchase virtual items to customize and personalize her profile.

Hotchat (“热聊”)

Platform Features. Hotchat offers different ways for our users to establish connections with professional live chat hosts instead of unknown strangers. The live chat between users and hosts are protected by high level of privacy so that our users could feel comfortable and engaged. Although Hotchat offers similar features as Little Love, it primarily focuses on assisting our male users connecting with female live chat hosts.

Mobile Gaming Products

During the three months ended December 31, 2017, our R&D department focused on the development of mobile gaming products. In January 2018, we launched two mobile gaming applications: Eternal Tribe and Bole Jiangmen Card and Board Game. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases and for Bole, our users pay for each game that they want to play. As of September 30, 2018, we had approximately 15,000 registered members for Eternal Tribe.

Eternal Tribe (“永恒部落”)

The Eternal Tribe is a battle role-playing mobile game (“RPG”). This game, built with unity 3D engine, is designed to bring gamers intense and character-driven narratives, transport them into the most authentic World of Warcraft (“WOW”) environment and allow gamers to live out fantasy epics. Players take command of heroes from various races and have the options to customize their characters in a way similar to WOW. There is also the deluxe edition that offers additional features to help gamers in turn-based battles and give gamers options to waltz their ways through the story campaign and adjust their strategies in extra game modes. The combat system in this game is well-crafted to capture the intense sensation of fantasy warfare, and the unique weapon selection system further enhances the game experience. The abundance of strategic combat options offered by this game makes it well worth a go for fans of tactical RPGs.

Bole Jiangmen Card and Board Game (“博乐江门棋牌”)

Card Bo-Le Collection is an Android-based puzzle casual mobile game. It is designed to be an online multiplayer game that delivers the thrill of real time friendly competitions. Card Bo-Le Collection has several exciting features including but not limited to the following:

●	a diverse and growing collection of card collectibles.

●	a comprehensive online Frequently Asked Question (“FAQ”) section available in-game for beginners.

●	a smartly designed drag-drop interface.

●	seamless online multiplayer experience, allowing gamers connecting with their friends from around the world.

●	easy-to-use “Invite” and “Compete” features allowing gamers and their friends to enjoy the game anywhere, anytime.

●	tons of in-game trophies, awards, and achievements ready to be earned.

We suspended Bole in April 2018 based on the market responses and limited platforms to launch Bole due to strict regulatory scrutiny of paid board game in China. We cannot assure you if we will launch Bole again or if we do, when we will relaunch Bole.

Other Products

There are two games that we are currently co-operating with their developers: Magician Hero (魔纹游戏) and Shu Mountain Fantasy (蜀山奇缘). Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. We are responsible for introducing the games to third parties’ platform or channels, marketing and promotions, operation and maintenance on those platforms or channels introduced by us.

Sales and Marketing

We engage in a variety of marketing activities intended to drive user traffic to our mobile applications and give us the opportunity to introduce our products and services to prospective users. For our online dating apps, we (i) pay various mobile app channels to broadcast our apps to raise awareness of our products and increase their ranking to attract new users, (ii) engage in self-promoting on social media, (iii) advertise our products via our cooperative public platforms, (iv) organize off-line experience events and activities; and (v) we work with Hong Kong Xinglong Entertainment to engage its celebrity Girls Group 1n1 sisters as our product representative and singing the song “Little Love” for our application. With respect to our mobile gaming application which we launched in January 2018, our marketing strategy focus on seeking well known network and platform providers to broadcast the games, improving the products to raise its ranking in appstores, and display advertising to increase the exposure to attract new users.

Commencing in March 2018, we have been actively engaging co-developers or co-operators either to publish, market, or operate Eternal Tribe and other games that we are developing; or to allow other developers to use our Little Love platform to market and operate their games, or to introduce and operate their games on third parties’ platforms.

Research and Development

We have an in-house R&D team consisting of skilled engineers to develop our apps. For the years ended September 30, 2018 and 2017, research and development expenses amounted to $359,775 and $293,209, respectively. The increase of research and development expenses in the amount of $66,566 or 23% for the year ended September 30, 2018 was primarily attributable to the increased activities in developing new games and applications.

Customer Service

Our call center and email support teams monitor our mobile applications as well as mobile application developed by other companies for fraudulent activity, assist members with billing questions, help members complete personal profiles and answer technical questions. Customer service representatives receive ongoing training in an effort to better personalize the experience for members and paying subscribers who call or email us and to capitalize on upselling opportunities.

Technology

Our internal product teams are focused on the development and maintenance of products in addition to building and managing our software and hardware infrastructure. We intend to continue investing in the development of new products, such as mobile applications, and enhancing the efficiency and functionality of our existing products and infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner. We operate web and database servers co-located at a third party data center facility in Irvine, California.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the online dating market we serve. Our principal online dating services competitors include other mobile applications such as Momo, Tantan, Baobao and others. Our principal mobile gaming competitors include other online gaming applications such as Happy Doudizhu, Clash of Clans, Clash Royale, JJ Doudizhu and others. In addition, we face competition from new entrants that have recently offered free and freemium mobile applications such as Feeling.

We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

●	the size and diversity of our member and paying subscriber bases;

●	the timing and market acceptance of our apps, including the developments and enhancements to those apps and features relative to those offered by our competitors;

●	customer service and support efforts;

●	selling and marketing efforts; and

●	our brand strength in the marketplace relative to our competitors.

Business License

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. Following the Share Exchange, we conduct our business through our control of Shenzhen CX. Each of CX Network and Shenzhen CX holds a business license that covers its present business. The business license of CX Network was issued in April 2016. The scope of registered business of CX Network includes computer information systems, cloud storage, cloud computing, technology development, technical advice, technology transfer and technical services (excluding restricted and prohibited items, involving license management and other special regulations management, obtaining permission to operate); computer hardware and software, integrated circuit technology development, technical consulting, technology transfer and technical services, computer programming, scientific and technological information consultation (excluding restricted items). The business license of Shenzhen CX was issued in August 2015. The scope of registered business of Shenzhen CX includes mobile phone software development (excluding limited items), computer software and hardware technology development and sales, economic information consulting, business management consulting (none of the above include restricted items); domestic trade (excluding franchise, Monopoly, Shangkong); import and export business (excluding items prohibited by laws and administrative regulations) and others.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees including: wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract. The National Labor Contract Law has enhanced rights for the nation’s workers, including permitting open-ended labor contracts and severance payments. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor and makes it harder for employers to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed once or the employee has worked for the employer for a consecutive ten-year period.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax (“VAT”), their implementing rules and note on the policy regarding simplify VAT rate, all entities and individuals that are engaged in the sale of goods and the provision of value added services in China. The VAT rates are 16%, 10%, and 6% in manufacturing, traditional services and modern services respectively, less any deductible VAT already paid or borne by the taxpayer. We are subject to 6% VAT rate as a company in modern services.

Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations promulgated by the State Council, as amended on August 5, 2008, or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, the Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, enterprises in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year as its statutory general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Government Regulation

Our business is regulated by diverse and evolving laws and governmental authorities in China. We are subject to laws and regulations related to Internet communications, privacy, consumer protection, security and data protection, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising. These laws and regulations are becoming more prevalent, and new laws and regulations are under consideration by the Chinese governments. Any failure by us to comply with existing laws and regulations may subject us to liabilities. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Plus, legal uncertainties surrounding Chinese government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could materially adversely affect our business, financial condition and results of operations.

Regulations Regarding Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. Industries listed in the Catalogue are divided into three categories: encouraged, restricted and prohibited. The restricted and prohibited categories combined are also called the negative list for foreign investment entry and will be subject to special administrative measures. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category. Establishment of wholly foreign-owned enterprises is generally allowed in encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

Taxation

PRC Enterprise Income Tax

The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises.

The EIT Law and its implementation rules provide that a withholding tax at the rate of 10% is applicable to dividends and other distributions payable by a PRC resident enterprise to investors who are “non-resident enterprises” (that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant dividend or other distribution is not effectively connected with the establishment or place of business). However, pursuant to the Arrangement between the Mainland and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income effective on December 8, 2006, the withholding tax rate for dividends paid by a PRC resident enterprise is 5% if the Hong Kong enterprise owns at least 25% of the capital of the PRC enterprise; otherwise, the dividend withholding tax rate is 10%. According to the Notice of the PRC State Administration of Taxation on Issues relating to the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009 and effective on the same day, the corporate recipient of dividends distributed by PRC enterprises must satisfy the direct ownership thresholds at all times during the 12 consecutive months preceding the receipt of the dividends. However, if a company is deemed to be a pass-through entity rather than a qualified owner of benefits, it cannot enjoy the favorable tax treatments provided in the tax arrangement. In addition, if transactions or arrangements are deemed by the relevant tax authorities to be entered into mainly for the purpose of enjoying favorable tax treatments under the tax arrangement, such favorable tax treatments may be subject to adjustment by the relevant tax authorities in the future.

Business Tax and Value-added Tax

Pursuant to the Temporary Regulations on Business Tax, which were promulgated by the State Council on December 13, 1993 and effective on January 1, 1994, as amended on November 10, 2008 and effective January 1, 2009, any entity or individual conducting business in a service industry is generally required to pay business tax at the rate of 5% on the revenues generated from providing such services.

In March 2016, the Ministry of Finance and SAT jointly issued the Pilot Program of Replacing Business Tax with Value-Added Tax (“VAT”) in an All-round Manner, or Circular 36, effective from May 2016, according to which PRC tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance, as well as other lifestyle service sectors, replacing the business tax that co-existed with VAT for over 20 years. The VAT rates applicable to us may be generally higher than the business tax rate we were subject to prior to the implementation of Circular 36. For example, the VAT rate for sale and leasing of self-developed real estate will be increased from 5% (business rate) to 11%. However, VAT rate for leasing of real estate which was owned by general taxpayer before April 30, 2016, will be reduced to 5%. The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises.

Regulations Regarding Foreign Exchange

Pursuant to the Foreign Currency Administration Rules, as amended, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is freely convertible to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, unless expressly exempted by laws and regulations, still require prior approval from SAFE or its provincial branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside of the PRC. Payments for transactions that take place within the PRC must be made in RMB. Foreign currency revenues received by PRC companies may be repatriated into China or retained outside of China in accordance with requirements and terms specified by SAFE.

Regulation Regarding Foreign Exchange Registration of Offshore Investment by PRC

Residents

Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or Circular 37, issued by SAFE and effective in July 4, 2014, regulates foreign exchange matters in relation to the use of special purpose vehicles, or SPVs, by PRC residents or entities to seek offshore investment and financing and conduct round trip investment in China.

Circular 37 and other SAFE rules require PRC residents, including both legal and natural persons, to register with the local banks before making capital contribution to any company outside of China (an “offshore SPV”) with onshore or offshore assets and equity interests legally owned by PRC residents. In addition, any PRC individual resident who is the stockholder of an offshore SPV is required to update its registration with the local banks with respect to that offshore SPV in connection with change of basic information of the offshore SPV such as its company name, business term, the shareholding by individual PRC resident, merger, division and with respect to the individual PRC resident in case of any increase or decrease of capital in the offshore SPV, transfer of shares or swap of shares by the individual PRC resident. Failure to comply with the required SAFE registration and updating requirements described above may result in restrictions being imposed on the foreign exchange activities of the PRC subsidiaries of such offshore SPV, including increasing the registered capital of, payment of dividends and other distributions to, and receiving capital injections from the offshore SPV. Failure to comply with Circular 37 may also subject the relevant PRC residents or the PRC subsidiaries of such offshore SPV to penalties under PRC foreign exchange administration regulations for evasion of applicable foreign exchange restrictions.

Regulation Regarding Labor and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must comply with local minimum wage standards. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

In addition, according to the PRC Social Insurance Law and Administration Measures on Housing Fund, employers like our PRC subsidiaries in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance, and housing funds.

Employees

As of September 30, 2018, we have 12 full time employees covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We actively seek acquisition targets to complement our existing business and the Company plans to hire additional employees as required once we identify and merge with a target company.

Intellectual Property

The following intellectual property is registered under and owned by Shenzhen CX and granted to us through the IP License Agreement:

Patents: In China, the term for utility model patents is 10 years from the filing date.

Patent	Registered Area	Registration Number	Patent Type	Registering Authority	Registration Date
A method of quick friend recommendation and making friends based on Bliss theorem	China	201810004413.5	Utility Patent	State Intellectual Property Office	01/2018
A method of establishing friendly social relations based on accelerometer sensor	China	201810004321.8	Utility Patent	State Intellectual Property Office	01/2018

Copyrights: In China, the term of copyrights related to published software is from the date of the publishing to December 31 of the 50th year of the publishing.

Computer Software	Registered Area	Registration Number	Description	Registering Authority	Registration Date
Mobile game “Qingyunzongshi” software V1.0	China	2018SR238455	Online fantasy mobile game based on Chinese mythical realm	National Copyright Administration of the People’s Republic of China (“NCAC”)	4/2018
Mobile game “Juetianji” software V1.0	China	2018SR238453	Real-time combat mobile game based on martial arts stories in Song dynasty	NCAC	4/2018
Mobile game “Gujianqiyuan” software V1.0	China	2018SR238142	Online fantasy mobile game based on Chinese mythical realm	NCAC	4/2018
Mobile game “Haituyizhi” software V1.0	China	2018SR238436	Online fantasy mobile game based on Chinese mythical realm	NCAC	4/2018
Mobile game “Shushanqiyuan” software V1.0	China	2018SR179490	Role-playing mobile game based on Chinese fantasy	NCAC	3/2018
Online game “Eternal Tribe” software V1.0	China	2017SR259394	Online fantasy mobile game based on Greek mythology	NCAC	6/2017
Bole Guangdong Mahjong software, V1.0	China	2017SR260719	Mobile board and card game	NCAC	6/2017
Little Love Lover Pairing android platform V. 1.0.7	China	2017SR133444	Mobile dating and social application	NCAC	4/2017
Little flame social software android platform	China	2016SR342537	Social network platform	NCAC	11/2016
You have a date android platform	China	2016SR342565	Social network platform	NCAC	11/2016
Little Love ios platform V1.0.0	China	2016SR250624	Mobile dating and social application	NCAC	7/2016
Hot-Chat Chatting Sytem (ios) V1.0.0	China	2016SR052205	Social network platform	NCAC	3/2016
Hot-Chat Social Application V1.0	China	2015SR209323	Social network platform	NCAC	10/2015
Mobile game “Wild World” software V1.0	China	2018SR910617	Wild style mobile game	NCAC	9/2018
Mobile game “Fairy Tale” software V1.0	China	2018SR910350	Pet development class mobile game	NCAC	5/2018
Mobile game “Imperial Spirit Fairy Way” software V1.0	China	2018SR911074	Fantasy class mobile game	NCAC	5/2018
Mobile game “Imperial City Conquest” software V1.0	China	2018SR913269	Sports class mobile game	NCAC	8/2018
Mobile game “Fantasy adventure” software V1.0	China	2018SR913275	Adventure style mobile game	NCAC	8/2018
Hot-Chat Live Broadcast Application V1.0	China	2018SR913032	Live broadcast application	NCAC	8/2018
Mobile game “Fengtianjue” software V1.0	China	2018SR910450	Fantasy style mobile game	NCAC	6/2018
Mobile game “Miracle Throne” software V1.0	China	2018SR913036	Role playing real-time strategy game series	NCAC	7/2018
Mobile game “Carefree Leisure” software V1.0	China	2018SR910466	Realistic style mobile game	NCAC	6/2018
Mobile game “Legend of God Origin” software V1.0	China	2018SR910461	Big world adventure mobile game	NCAC	6/2018

Trademarks: In China, the term of a registered trademark is 10 years. The owner can apply extension with the trademark office within six months before or after the expiration. The review process of a trademark application usually takes about one year in China.

Trademarks	Registered Area	Trademark Number	Category Description	Registering Authority	Term
	China	TMZC18469330D01T170306	Category 38(1) Category 45(2)	Trademark Office of The State Administration For Industry & Commerce of the People’s Republic of China (the “Trademark Office”)	1/2017-1/2027
Live Love	China	Not available	Category 9(3) Category 38(1) Category 41(4) Category 42(5) Category45(2)	The Trademark Office	Processing, pending approval
	China	TMZC26628755D01T181117	Category 38(1) Category 45(2) Category 36(6)	The Trademark Office	10/2018-10/2028

(1)	Category 38 includes information transmission; telephone communication; computer terminal communication; computer-aided information and image transmission; providing global computer network telecommunications connection service; providing global computer network user service; providing Internet chat room; providing database access service; Transmission; digital file transfer.

(2)	Category 45 includes dating services; open insurance lock; marriage introduction; fire control; organization of religious rallies; adoption agency; lost property; fire extinguisher rental; fire extinguisher rental; plan and arrange wedding services.

(3)	Category 9 includes data processing equipment; computer storage device; computer; recorded computer operating program; disk; floppy disk; recorded computer operating program; encoded magnetic card; microprocessor; computer software (recorded).

(4)	Category 41 includes organizational culture or educational exhibitions; organizing sports competitions; organizing performances (performances); arranging and organizing concerts; organizing for recreational purposes; arranging and organizing concerts; arranging and organizing concerts; fashion show; fashion show for entertainment.

(5)	Category 42 includes computer software design; computer software update; computer hardware design and development consulting; computer software rental; recovery of computer data; computer software design; computer software design; computer software maintenance; computer software system analysis; computer system design; computer program copy; tangible data or files into electronic media; computer software installation; computer program and data conversion (non-tangible conversion); computer software consulting; network server rental; provide internet search engine.

(6)	Category 36 includes organization collection; credit card payment processing; debit card payment processing; electronic transfer; online banking; insurance consulting; brokerage; trustee management; electronic credit card transaction processing; online real-time currency transaction (cut-off).

Domains: In China, the registration of domains can be extended by annual renewal or periodic renewal by paying the annual or periodic registration fee. If renewal registration fee is not paid timely, the domain will become available to the public. Shenzhen CX has timely paid annual registration fee for all its domains.

Names	Registration Date	Registering Authority
chuangxiangkj.hk	6/2016	Guangdong Communication Administration
chuangxiang.hk	6/2016	Guangdong Communication Administration
chuangxiangkj.cn	6/2016	Guangdong Communication Administration
chuangxiangkj.com.cn	6/2016	Guangdong Communication Administration
chuangxiangkj.com	6/2016	Guangdong Communication Administration
ixiaolianai.com	7/2016	Guangdong Communication Administration
ichuaungxiang.com	9/2015	Guangdong Communication Administration
reliaoapp.com	8/2015	Guangdong Communication Administration

ITEM 1A.	RISK FACTORS

There is no change to the risk factors included in our registration statement on Form S-1/A filed on August 16, 2018.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2.	PROPERTIES

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a certain period no more than 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We do not own or have not been granted land use rights to any property in China or any other countries. We rent our office space through a lease which we believe is adequate and suitable for our current operations.

We have the property set forth in the table below.

Location	Size	Leased/Owned/Granted	Function
Room 1801, Vanke building, Northwest Hong 7 Road, Hongtupian District, Nancheng Residential District, Dongguan, Guangdong Province, China 523070	234 square meters (approximately 2519 square feet)	Leased	Office

During the fiscal year ended September 30, 2018, the Company also had offices and dormitory leased in two other cities in mainland China and in Hong Kong. As of January 15, 2019, those leases were either terminated or ended.

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

Market Information

Our common stock trades in the OTC Grey marketplace under the symbol “CXKJ”. The OTC marketplace is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. OTC Grey Market has limited quotations and marketability of securities. We plan to take the appropriate steps to up-list to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able, however, we cannot assure whether and when we will be successful with respect to this plan.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our post-split Common Stock as reported by the OTC Markets, Inc. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2017
First quarter ended December 31, 2016	$0.15	$0.05
Second quarter ended March 31, 2017	$0.15	$0
Third quarter ended June 30, 2017	$0.45	$0
Fourth quarter ended September 30, 2017	$0	$0

Fiscal Year 2018
First quarter ended December 31, 2017	$0	$0
Second quarter ended March 31, 2018	$0	$0
Third quarter ended June 30, 2018	$0.03	$0
Fourth quarter ended September 30, 2018	$0.10	$0

Fiscal Year 2019
First quarter ended December 31, 2018	$0.06	$0

Holders

As of January 15, 2019, there were 28 registered holders of record of our common stock.

Dividends

There were no dividends paid during the years ended September 30, 2018 or 2017.

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal year ended September 30, 2018, the Company has not adopted any incentive plan.

Rule 144

In general, under Rule 144 a person, or persons whose shares are aggregated, who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale and who has beneficially owned shares of our Common Stock for at least six months, including the holding period of any prior owner, except if the prior owner was one of our affiliates, would be entitled to sell all of their shares, provided the availability of current public information about our company.

Sales under Rule 144 may also subject to manner of sale provisions and notice requirements and to the availability of current public information about our company. Any substantial sale of Common Stock pursuant to any resale registration statement or Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

Because we were a shell company with no operations prior to the close of the Share Exchange, sales of our shares must be compliant with Rule 144(i). Pursuant to Rule 144(i), none of our shares of Common Stock may be sold under Rule 144 until March 2019, which is 12 months after we filed the current report on Form 8-K reporting the closing of the Share Exchange. Additionally, stockholders may not sell our shares pursuant to Rule 144 unless at the time of the sale, we have filed all reports, other than reports on Form 8-K, required under the Exchange Act with the SEC for the preceding 12 months.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On April 19, 2017, the Company issued series A Convertible Debenture to a purchaser in an aggregate principal amount of $150,000 (the “Debenture”) with an 8% interest convertible into shares of Common Stock, par value $.0001 per share at price of $.01 per share.

On March 20, 2018, the Company issued 5,350,000 shares of Common Stock to the former stockholders of CX Cayman in exchange of 100% equity interest in CX Cayman pursuant to the Share Exchange Agreement.

On April 25, 2018, the holder of Debenture converted the Debenture with 8% annual interest into 1,080,000 Conversion Shares. The Notes, the shares of Common Stock issued to the Noteholders upon conversion of the Notes, the Debenture issued to the purchaser and the shares issued to the former shareholders of CX Cayman by the Company are issued pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 and/or Regulation S promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview of the Business

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

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. In addition, we relocated from Shenzhen city to Dongguan city during the third quarter of fiscal year ended September 30, 2018. Most of our employees prior to relocation, including 5 full time marketing and supporting personnel, were local residents in Shenzhen city and they elected to resign as a result of our relocation. In July 2018, we hired 2 additional full time marketing and supporting personnel for Little Love on multiple channels, there has been an increase in the subscription of Little Loves since July 2018. Hotchat was much less impacted by the relocation of the Company for the year ended September 30, 2018 as the Company has not devoted much sources in marketing and maintenance of Hotchat other than maintaining its existing distribution channels for Hotchat since 2017.

Our self-developed mobile gaming application is Eternal Tribe (“永恒部落”) which was launched by us in January 2018. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases. In January 2018, we also launched another mobile gaming applications, Bole Jiangmen Card and Board Game (“博乐江门棋牌”) (“Bole”). For Bole, our users pay for each game that they want to play. Both games are Android-based mobile games developed solely by us to diversify our product portfolio. The revenue from the two mobile games was immaterial for the year ended September 30, 2018 as the two games were newly launched. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an upgraded version of Eternal Tribe in July 2018. We also engaged third party to co-market and co-operate Eternal Tribe on different platforms and channels. We were testing the water for the acceptance and popularity of Bole and suspended it in April 2018 based on the market responses and limited platforms to launch Bole due to strict regulatory scrutiny of paid board game in China. We plan to focus our limited resources on Eternal Tribe and other games that we are co-developing or co-operating; or about to develop or operate with other parties.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. While we focus our resource on the development and operation of Eternal Tribe, we have been actively developing co-operation relationship with other developers and operators since March 2018. There are two games that we are currently co-operating with their developers: Magician Hero (“魔纹游戏”) and Shu Mountain Fantasy (“蜀山奇缘”) of which we are responsible for marketing, co-operating and maintenance on the platforms and channels introduced by us. Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. The revenue of the co-operations with other developers or operators constitutes less than 5% of our revenue for the year ended September 30, 2018. We expect that, with a combined self and co-operative development and operation, mobile game become the major force in driving the grown of our company in the future. However, we cannot assure that if the market will change or we will successfully develop or operate mobile games that will attract and sustain a large amount of users, if any at all.

On April 20, 2017, CX Network entered into a series of VIE Agreements with Shenzhen Chuangxiang Network Technology Limited, or Shenzhen CX, and its stockholders, in which CX Network effectively assumed management of the business activities of Shenzhen CX and has the right to appoint all executives and senior management and the members of the board of directors of Shenzhen CX. Shenzhen CX is a Chinese limited liability company and was formed under laws of the People’s Republic of China on August 14, 2015. Shenzhen CX engages in the business of developing and operating membership-based social network, dating and mobile gaming, and interactive live broadcast platforms. The Company is currently devoting its efforts to develop mobile applications and online platforms servicing the Asia market.

For more information of the VIE Agreements, please refer to the “Corporate Structure” section above.

Pursuant to the Share Exchange Agreement signed on March 20, 2018, CXKJ acquired 100% of the issued and outstanding securities of CX Cayman in exchange for 5,350,000 shares of Common Stock, par value $0.0001 per share of CXKJ. As a result of the Share Exchange, the business of CX Cayman becomes our business. As such, the following results of operations are focused on the operations of CX Cayman and exclude the operations of the Company prior to the Share Exchange.

Upon the consummation of the Share Exchange, we engage in the business of developing and operating membership-based social network, dating and mobile gaming, and interactive live broadcast platforms. We are currently devoting our efforts to develop mobile applications and online platforms servicing the Asia market.

Conversion of Debenture and Issuance

On April 25, 2018, pursuant to a Securities Purchase agreement (the “Debenture Purchase Agreement”) entered into on April 19, 2017, in which the Company agrees to issue and sell in a private placement to a non-U.S. person (the “Purchaser”) a series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with an 8% annual interest convertible into shares of common stock, par value $.0001 per share (the “Conversion Share(s)”) at price of $0.15 per share to the Purchaser, the Purchaser converted the Debenture with 8% annual interest into 1,080,000 Conversion Shares.

Cure of Over-issuance

In connection with the closing of the Share Exchange closed on March 20, 2018 (“SEA”), the Company over-issued 3,585 shares of Common Stock to Golden Fish, one of the two shareholders of CX Cayman immediately prior to the closing of the SEA. On June 25, 2018, the Company filed amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized common shares from 20,000,000 to 40,000,000 and issued shares to debt holder subsequently cured the over-issuance of 3,585 shares of Common Stock to Golden Fish. On July 19, 2018, Golden Fish entered into an agreement with the Company to waive any legal claim or indemnification rights it may have under the SEA or as permitted under applicable law in connection with the over-issuance of 3,585 shares of Common from March 20, 2018 until June 25, 2018. On the same day, the Company entered into a waiver agreement with the holder of Debenture pursuant to which the holder agrees to waive any legal claim or indemnification rights it may have under the Debenture Agreement and Debenture or as permitted under applicable law in connection with the insufficiency in reservation of underlying common shares in its then authorized capital from March 20, 2018 until June 25, 2018.

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

Historical Activities

Acquisition of Ding King Training Institute, Inc.

On October 31, 2013, MLGT acquired all of the issued and outstanding capital stock of The Ding King Training Institute, Inc. (“Ding King”), an entity controlled by Todd Sudeck (“Sudeck”), our then sole officer and director pursuant to an agreement of exchange and sale of stock dated October 31, 2013. Upon closing of the transactions underlying the exchange agreement, the Company acquired Ding King and Ding King became a wholly-owned subsidiary of the Company.

Securities Purchase Agreement Mr. Huibin Su, Mr. Jiyin Li and Chaoran Zhang

On March 31, 2017, Todd Sudeck entered into a securities purchase agreement (the “SPA”) with Mr. Huibin Su, Mr. Jiyin Li, Mr. Chaoran Zhang (each a “Purchaser” and together, the “Purchasers”) and MLGT pursuant to which the Purchasers acquired an aggregate of 12,000,000 shares of Common Stock (the “SPA Shares”) from Todd Sudeck for an aggregate purchase price of $325,000. The transaction contemplated in the SPA closed on the same day (the “SPA Closing”). The SPA Shares represented approximately 87.17% of then issued and outstanding Common Stock of MLGT. In connection with the SPA Closing, Todd Sudeck, resigned from all his positions with the Company as the President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of the Board of Directors.

Simultaneously with the SPA Closing, Mr. Huibin Su was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and a director of the Board, Mr. Jiyin Li was appointed as the Chairman of the Board, and Mr. Zizhong Huang was appointed as the Company’s Chief Operating Officer, all effective immediately upon SPA Closing.

Disposition of our Wholly-owned Subsidiary, Ding King

On March 31, 2017, MLGT entered into a spin-off with Ding King, an entity controlled by Sudeck, our then sole officer and director, and Sudeck (the “Spin-Off Agreement”). Pursuant to the Spin-Off Agreement, Sudeck received all of the issued and outstanding capital stock of Ding King in exchange for approximately 166,667 shares of Common Stock of the Company owned by Sudeck. Immediately upon and after the closing of the Spin-Off Agreement, Sudeck became the sole equity owner of Ding King and MLGT no long held any equity interest in Ding King.

Name Change, Domicile Change and Reverse Split

On July 11, 2017, MLGT merged with and into CXKJ (the “Merger”), with CXKJ as the surviving corporation that operates under the name “CX Network Group, Inc.” (the “Name Change”), pursuant to an agreement and plan of merger (the “Merger Agreement”) dated July 3, 2017.

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

The Name Change, Merger and Reverse Split was approved by the Financial Industry Regulatory Authority (“FINRA”) on July 11, 2017 and such corporation actions took effect at the open of business on July 12, 2017. Immediately prior to the effectiveness of the Reverse Split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we have 14,486,670 shares of Common Stock of CXKJ issued and outstanding.

On August 11, 2017, the Company was notified by FINRA Department of Market Operations (the “Department”) that they did not process the Reverse Split because they believed that the documentation provided by the Company did not support the Company’s request to process a reverse split. In the same letter, the Department notified the Company that they processed the Company’s request of the Merger, the mechanism the Company used to consummate the corporate actions mentioned above. Also in that letter, the Department mentioned that it announced the Reverse Split on July 11, 2017 but subsequently revised the announcement on July 28, 2017. On August 14, 2017, the Company received a notice from the Department that they did not process the symbol change because “there is currently no symbol assigned to the Company.”

On August 16, 2017, the Company appealed the decisions made by the Department as mentioned herein above in connection with Reverse Stock Split, Name Change and Domicile Change (for more information about the corporate actions, refer to the current report on Form 8-K the Company filed on July 12, 2017). On October 3, 2017, a Subcommittee of FINRA’s Uniform Practice Code Committee decided to remand the case to the Department for further review. Subsequently, the Department granted the Company’s application for a symbol change. On November 3, 2017, the trading symbol for the Company was changed to “CXKJ”, effective immediately. The new CUSIP number is 12672T 108.

Financial Operations Overview

Results of Operations for the year ended September 30, 2018 and 2017

	2018		2017
		% of Sale		% of Sale
Revenue	$505,080		$174,456
Cost of Revenue	72,590	14%	30,990	18%
Gross Profit	432,490	86%	143,466	82%
Operating Expenses:
Selling expenses	80,040	16%	20,402	12%
General and administrative expenses	626,826	124%	428,220	245%
Research and development expenses	359,775	71%	293,209	168%
Total Operating Expenses	1,066,641	211%	741,831	425%
Loss from Operations	(634,151)	(126)%	(598,365)	(343)%
Other Income (Expense)	85,785	17%	(147,176)	(84)%
Loss Before Income Taxes	(548,366)	(109)%	(745,541)	(427)%
Income Taxes	-	-	-	-
Net Loss	$(548,366)	(109)%	$(745,541)	(427)%

Revenues

For the year ended September 30, 2018, we had total revenues of $505,080 as compared to $174,456 for the year ended September 30, 2017. The revenues during fiscal year 2018 were mainly generated through in-app purchases in our mobile applications Hot Chat and Little Love, and our mobile game applications Eternal Tribe and Bole. The increase of $330,624, or 190%, during the year ended September 30, 2018 was primarily attributable to the significantly increased subscription of Little Love and Eternal Tribe, and in-app purchases comparing to the comparative period in 2017 despite the decreased of paid subscribers of Little Love since the third quarter of fiscal year ended September 30, 2018 due to the reduced operation result from office relocation.

Cost of Revenues

For the years ended September 30, 2018 and 2017, cost of revenues amounted to $72,590 and $30,990, respectively. The increase of cost of revenues in the year ended September 30, 2018 compared to the year ended September 30, 2017 was primarily attributable to the increase of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the years ended September 30, 2018 and 2017, gross profit amounted to $432,490 and $143,466, respectively. The increase of gross profit during the year ended September 30, 2018 compared to the year of 2017 was primarily attributable to the increase in the revenues.

Selling Expenses

For the years ended September 30, 2018 and 2017, selling expenses amounted to $80,040 and $20,402, respectively. The increase of selling expenses in the amount of $59,638 or 292% was primarily attributable to increase in promotion and marketing expense.

General and Administrative Expenses

For the years ended September 30, 2018 and 2017, general and administrative expenses amounted to $626,826 and $428,220, respectively. The increase of general and administrative expenses in the amount of $198,606 or 46% was primarily attributable to the increase of salary expense, professional fees, lease expense, and the start-up cost of Guangzhou and Dongguan branches of Shenzhen CX.

Research and Development Expenses

For the years ended September 30, 2018 and 2017, research and development expenses amounted to $359,775 and $293,209, respectively. The increase of research and development expenses in the amount of $66,566 or 23% during the year ended September 30, 2018 was primarily attributable to the increased activities in developing new games and applications.

Other Income (Expenses)

For the year ended September 30, 2018, total other income (expense) was $85,785 as compared to $(147,176) for the year ended September 30, 2017. The increase in other income is primarily attributable to the RMB 1,000,000 (approximately $150,000) forfeited deposit by Guangzhou Investment Co. (defined herein below) under the Cooperative Agreement (defined herein below), partially offset by amortization of convertible debt discount around $13,000, and loss on disposal of property and equipment and loss on rent deposit totally around $56,000.

In July 2017, Shenzhen CX signed an investment cooperative agreement (the “Cooperative Agreement”) with an investment management company in Guangzhou, China (the “Guangzhou Investment Co.”). Pursuant to the Cooperative Agreement, the Guangzhou Investment Co. obtained the right to form a private equity fund for the purposes of raising RMB 40,000,000 (approximately $6,011,000) to invest in Shenzhen CX and obtain 12.12% of the ownership of Shenzhen CX. Guangzhou Investment Co. paid Shenzhen CX RMB 1,000,000 (approximately $150,000) as a deposit under the Cooperative Agreement and the deposit would be forfeited if Guangzhou Investment Co. was not able to successfully raise the required amount stated in the agreement. As of September 30, 2017, the deposit received was included in accrued liabilities and other payable in the consolidated balance sheets. The Cooperative Agreement expired on January 7, 2018 and the Guangzhou Investment Co. did not raise the fund for Shenzhen CX as required in the Cooperative Agreement. As a result, the deposit was forfeited and included in other income in the consolidated statements of operations and comprehensive loss for the fiscal year ended September 30, 2018.

Net loss

For the years ended September 30, 2018 and 2017, net loss amounted to $548,366 and $745,541, respectively. The decrease of net loss in the amounts of $197,175 or 26% for the year ended September 30, 2018 was a result of the factors described above.

Foreign Currency Translation Adjustment

The reporting currency of the Company is the U.S. Dollar. The functional currency of Shenzhen CX and CX Network operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of entities in PRC are translated to U.S. dollars using period end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange during the period for results of operations. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive loss.

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $11,486 for the year ended September 30, 2018 as compared to a foreign currency translation loss of $17,260 for the year ended September 30, 2017. This non-cash loss had an effect of decreasing our reported comprehensive loss.

Comprehensive Loss

For the year ended September 30, 2018, comprehensive loss of $559,852 is derived from our net loss of $548,366. For the year ended September 30, 2017, comprehensive loss of $762,801 is derived from our net loss of $745,541.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2018, the Company’s working capital deficit was approximately $477,000 as compared to working capital deficit of approximately $933,000 as of September 30, 2017. As of September 30, 2018 and September 30, 2017, the Company’s accumulated deficit was approximately $2,095,000 and $1,546,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for years ended September 30, 2018 and 2017:

	Years Ended September 30,
	2018	2017
Net cash used in operating activities	$(657,067)	$(571,636)
Cash flows used in investing activities	$(8,303)	$(101,305)
Cash flows provided by financing activities	$651,824	$687,293
Effect of exchange rate on cash and cash equivalent	$31	$38
Net increase (decrease) in cash and cash equivalents	$(13,515)	$14,390

Net cash used in operating activities for the year ended September 30, 2018 was $657,067 as compared to net cash used in operating activities of $571,636 for the year ended September 30, 2017. The increase in cash used in operating activities for the year ended September 30, 2018 was mainly due to the decrease in accrued liabilities and other payable, partially offset by the decrease of net loss.

Net cash used in investing activities for the year ended September 30, 2018 was $8,303 as compared to $101,305 for the year ended September 30, 2017. The decreased in cash used in investing activities for the year ended September 30, 2018 was mainly due to the decrease of the purchase of fixed assets.

Net cash provided by financing activities for the year ended September 30, 2018 was $651,824 as compared to $687,293 for the year ended September 30, 2017. The decrease in cash provided by financing activities for the year ended September 30, 2018 was mainly due to the decrease of proceeds from related party and short-term loan, partially offset by the proceeds from private placement.

Critical Accounting Policies and Estimates

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,095,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, prepaid expenses, accrued liabilities and other payable, and short-term loans approximate their fair market value based on the short-term maturity of these instruments.

Management believes it is not practical to estimate the fair value of due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Risks and Uncertainties

The Company’s operations are substantially carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations maybe substantially influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, or which have original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable primarily represents the cash due from customers, third-party application stores and other payment channels, net of allowance for doubtful accounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of third-party application stores and other payment channels, current economic conditions and other factors that may affect their ability to pay. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. At September 30, 2018 and September 30, 2017, the Company has determined the risk of uncollected receivable is remote.

Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed based on cost, less their estimated residual value, if any, using the straight-line method over the estimated useful lives as follows:

Electronic equipment	3 years
Furniture and fixtures	3 years
Leasehold improvement	Shorter of the lease term or their economic lives

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion. The Company did not record any impairment charges for the years ended September 30, 2018 and 2017.

Income taxes

The Company utilizes ASC Topic 740 (“ASC 740”) “Income taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2018 and September 30, 2017, the Company did not have any unrecognized tax benefits.

Revenue recognition

The Company currently recognizes revenue from users in the form of membership subscription and à la carte online credit purchases. Membership subscription is a service package which enables members to enjoy additional functions and privileges. Members pay in advance, primarily by using a debit card or through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, all purchases are final and nonrefundable. Fees collected, in advance for memberships subscription are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to three months. Membership subscription revenue is insignificant for the year ended September 30, 2018 and the year ended September 30, 2017. À la carte online credit purchases are non-refundable and the risk passes to users when users pay for à la carte features. Revenue from the purchase of à la carte features is recognized upon users paying for the purchase. In the year ended September 30, 2018, the Company also generated revenue from development and sales of applications, and co-operating games with other companies by providing background maintenance services. Revenue from development and sales of applications is recognized when the application is delivered to and accepted by customers, and revenue from co-operation of game is recognized usually on monthly basis.

Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: is the primary obligor of the sales arrangements, has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables from customers.

Cost of revenues

Cost of revenues primarily includes bandwidth costs, professional expenses associated with maintenance of mobile platform, and labor costs.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of CX Network and Shenzhen CX is the local currency, the Chinese Renminbi (“RMB”) as PRC is the primary economic environment in which they operate. The functional currency of CX HK is Hong Kong Dollar (the “HKD”). The Company’s subsidiaries or VIE with functional currency of RMB translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income in the statement of stockholders’ equity. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the year ended September 30, 2018 and the year ended September 30, 2017 included net loss and unrealized loss from foreign currency translation adjustments.

Research and development expenses

Research and development expenses include salaries and benefits for research and development personnel, depreciation expenses associated with the research and development activities, and other related expenses associated with product development. The Company’s research and development activities primarily consist of the research and development of new features for its mobile platform and its self-developed mobile games. The Company has expensed all research and development expenses when incurred.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Operating leases

The Company has adopted FASB Accounting Standard Codification, or ASC 840. If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018 and September 30, 2017, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

On March 20, 2018, our board of directors dismissed HASKELL & WHITE LLP (“H&W”) as our independent auditors and engaged MaloneBailey, LLP, an Independent Registered Public Accounting Firm (“MaloneBailey”), to serve as our independent auditors.

H&W’s report dated December 20, 2017 on our audited financial statements for the fiscal years ended September 30, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a “going concern” uncertainty.

During our two most recent fiscal years and the subsequent interim period through the date H&W was dismissed, there were no disagreements between us and H&W on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to H&W’s satisfaction, would have caused H&W to make reference to the subject matter of the disagreement in connection with its reports.

During our two most recent fiscal years and through the subsequent interim period through the date H&W was dismissed, H&W did not advise us as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K (“Item 304”). Furthermore, during our two most recent fiscal years, and the subsequent interim period prior to engaging MaloneBailey, we (nor anyone on our behalf) did not consult MaloneBailey regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that MaloneBailey concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304).

On March 20, 2018, we acquired all of the capital stock of CX Cayman and assumed the operations of CX Cayman and its wholly owned PRC subsidiary, CX Network, pursuant to a Share Exchange. Prior to the Share Exchange, MaloneBailey was the independent accountants for CX Cayman and CX Network. Our board of directors determined that because our financial statements are tantamount to the financial statements of CX Cayman and CX Network, for reasons of continuity, MaloneBailey should be appointed as our independent registered public accounting firm.

During our two most recent fiscal years and through the subsequent interim period through the date H&W was dismissed, we have not consulted with MaloneBailey regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or reportable events set forth in Item 304(a)(2)(ii)(A) through (D) of Regulation S-K. In addition, prior to the Share Exchange, neither CX Cayman, nor any of its subsidiaries including its affiliated entity Shenzhen CX, consulted with H&W as to any accounting or auditing matter.

We provided H&W with a copy of the disclosures/statements we made in response to Item 304(a). We requested and received from H&W a letter, dated March 23, 2018, addressed to the SEC stating that it agree with such statements. A copy of the letter is attached as Exhibit 16.1 to the current report on Form 8-K dated March 23, 2018.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the year ended September 30, 2018, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because we are a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2018 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of the date of this Annual Report.

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

Name	Age	Role	Since

Huibin Su	38	Chief Executive Officer, Chief Financial Officer and Director	2017

Jiyin Li	31	Chairman of the Board	2017

Zizhong Huang	29	Chief Operating Officer	2017

Huibin Su, Chief Executive Officer, Chief Financial Officer, Director. Mr. Su became our CEO and CFO on March 31, 2017. Since June 2016, Mr. Su has served as the CEO and CFO of Shenzhen Chuangxiang Network Technology Co., Ltd., a company that engages in the development of mobile and internet software products (“Shenzhen Chuangxiang”). From January 2015 to May 2016, he served as the CFO of Guangzhou Honghuayuan Investments Limited, an investment company that specializes in real estate related investments and fund management. From January 2012 to February 2014, he served as the CFO of Guangzhou Wancai Group Limited, a real estate and tourism development company. From August 2002 to December 2011, he served as the Finance Supervisor of Guangzhou Pharmaceutical Holdings Limited, a pharmaceutical wholesaler and distribution company. Mr. Su obtained his Master Degree in Business Administration from Sun Yat-Sen University.

Jiyin Li, Chairman of the Board. Mr. Li became our Chairman of the Board on March 31, 2017. Since August 2015, Mr. Li has served as the Chairman of Shenzhen Chuangxiang. From August 2015 to June 2016, he was also the CEO of Shenzhen Chuangxiang Network Technology Co. Ltd. From October 2012 to June 2015, he served as the Deputy General Manager of Shenzhen E-Life Technology Co., Ltd., a technology company that develops mobile applications and online games. Mr. Li obtained his Bachelor of Art in business management from Huanghe Science & Technology College.

Zizhong Huang, Chief Operating Officer. Mr Huang became our COO on March 31, 2017. Since July 2016, Mr. Huang has served as the COO of Shenzhen Chuangxiang. From January 2015 to June 2016, Mr. Li was the co-founder and COO of Dongguan Houhai Asset Management Co., Ltd., an investment company that specializes in equity investments and private fund management. From July 2012 to December 2014, he served as the business manager of Dongguan Rural Commercial Bank. Mr. Huang obtained his Bachelor in business administration from South China Agricultural University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. Each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Our Board oversees, among other things, the company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the Board reviews and assesses the Company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The Board also reviews and assesses the quality and integrity of the Company’s public reporting, the company’s compliance with legal and regulatory requirements, the performance and independence of the Company’s independent auditors, the performance of the Company’s internal audit department, the effectiveness of the Company’s disclosure controls and procedures, and the adequacy and effectiveness of the company’s risk management policies and related practices.

Committees of the Board of Directors

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our Company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our Company does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this Registration Statement.

We do not have a standing audit committee of the Board of Directors. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and due to the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development. Since the Share Exchange, we have been reassessing the necessity to hire a financial expert to address the ineffective internal controls and procedures for financial reporting.

Director Independence

Presently, we are not currently listed on a national securities exchange or in an inter-dealer quotation system and therefore are not required to comply with the director independence requirements of any securities exchange.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to the Company for the two fiscal years ended September 30, 2018 and 2017 to each of the following named principal executive officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Huibin Su (CEO)	2018(1)	18,352	-	-	-	-	18,352
	2017(1)	13,211	-	-	-	-	13,211

Todd Sudeck (former CEO)	2018(2)	-	-	-	-	-	-
	2017(2)	189,342	-	-	-	-	189,342

(1) Mr. Su became our CEO in March 2017. Prior to the closing of the Share Exchange, Mr. Su served as the CEO and CFO of Shenzhen CX and was compensated by Shenzhen CX.

(2) Mr. Sudeck ceased being our CEO in March 2017; the compensation disclosed represents compensation paid to him before such time.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal years ended September 30, 2018 and 2017 there were no options granted to our named officers or directors.

Outstanding Equity Awards at 2018 Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2018.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of the date of this report, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of January 15, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of January 15, 2019 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 1801, Vanke building, Northwest Hong 7 Road, Hongtupian District, Nancheng Residential District, Dongguan, Guangdong Province, China.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned		Percent of Class (1)
	Directors and Officers
Common Stock	Huibin Su, Chief Executive Officer, Chief Financial Officer and Director	11,288,167	(1)	52.81%
Common Stock	Jiyin Li, Chairman	5,395,167	(2)	25.24%
Common Stock	Zizhong Huang, Chief Operating Officer	-		-
Common Stock	All directors and executive officers as a group (3 persons)	16,683,334		78.04%

	5% Holders
Common Stock	Continent Investment Management Limited(3)	2,728,500		12.76%
Common Stock	Golden Fish Capital Investment Limited(4)	2,621,500		12.26%

(1)	Including 8,666,667 shares of Common Stock directly held by Mr. Su and 2,621,500 shares of Common Stock beneficially owned by Mr. Su through his holding of Golden Fish Capital Investment Limited.

(2)	Including 2,666,667 shares of Common Stock directly held by Mr. Li and 2,728,500 shares of Common Stock beneficially owned by Mr. Li through his ownership of Continent Investment Management Limited.

(3)	Mr. Li holds 100% membership interest of Continent Investment Management Limited, a British Virgin Islands company with its principal business address at Unit 8, 3/F., Qwomar Trading Complex, Blackbune Road, Port Purcell, Road Town, Torotla, British Virgin Islands.

(4)	Mr. Su holds 100% equity interest of Golden Fish Capital Investment Limited, a British Virgin Islands company with its principal business address at Unit 8, 3/F., Qwomar Trading Complex, Blackbune Road, Port Purcell, Road Town, Torotla, British Virgin Islands

Changes in Control

On March 31, 2017, Mr. Sudeck entered into the SPA with certain purchasers listed in the Exhibit A of the SPA pursuant to which the Purchasers acquired 12,000,000 shares of Common Stock (pre-split 180,000,000 shares of common stock of MLGT) from Mr. Sudeck for an aggregate purchase price of $325,000 which represented approximately 87.17% of issued and outstanding Common Stock of the Company at the time of the closing. The transaction resulted in a change in control of the Company.

In connection with the change in control, Mr. Sudeck, our former President, former Chief Executive Officer, former Chief Financial Officer, former Secretary and former director, resigned from all his positions with the Company. Simultaneously with the closing, Mr. Huibin Su was appointed as our Chief Executive Officer, Chief Financial Officer and a director of our Board of Directors, Mr. Jiyin Li was appointed as the Chairman of the Board, and Zizhong Huang was appointed as our Chief Operating Officer, all effective immediately.

On March 20, 2018, the Company, CX Cayman and the stockholders of CX Cayman entered into the Share Exchange Agreement pursuant to which the Company agreed to issue an aggregate of 5,350,000 shares of its Common Stock, representing 26.97% of the issued and outstanding shares of the Company immediately after closing, to CX Cayman’s stockholders in exchange for 100% of the issued and outstanding securities of CX Cayman. As a result, Mr. Su and Mr. Li collectively hold and control 16,683,334 shares of Common Stock, representing 84.11% of the then issued and outstanding shares of CXKJ, immediately upon the closing of the Share Exchange.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than compensation agreements and other arrangements described in “Executive Officers and Directors Compensation,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last two completed fiscal years; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Stockholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	September 30, 2018	September 30, 2017
Jiyin Li	$1,279	$178,826
Huibin Su	373,115	300,341
Chaoran Zhang	-	219,400
Total	$374,394	$698,567

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the years ended September 30, 2018 and 2017, the Company obtained loans from the above related parties in the amount of $797,796 and $862,184, respectively, and made repayment to them in the amount of $248,712 and $219,648, respectively.

During the fiscal year ended September 30, 2018, Huibin Su paid $5,356 of expenses on behalf of the Company.

During the fiscal year ended September 30, 2017, Huibin Su made $8,088 of repayment on behalf of the Company.

During the year ended September 30, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

In addition, during the year ended September 30, 2018, two friends of Huibin Su provided office space to Shenzhen CX free of charge, and FirstWisdom, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost.

Transactions with former stockholder

Cash received by our former principal stockholder/officer was recorded as compensation to an officer; the Company recorded $0 and $189,342 as compensation expense for the years ended September 30, 2018 and 2017, respectively. In addition, the same officer provided a short-term advance to the Company in the amount of $0 and $54,400 as of September 30, 2018 and 2017, respectively, towards the working capital requirements.

Policy for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by MaloneBailey, LLP, our independent accountants for the fiscal years ended September 30, 2018 and 2017 and HASKELL & WHITE LLP, the former independent accountants for the fiscal year ended September 30, 2017:

	Fiscal Year Ended September 30,
	2018	2017
Audit Fees(1)	$58,616	$34,150
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$58,616	$34,150

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our entire board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit-related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended September 30, 2018, is compatible with maintaining the auditor’s independence.

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

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-17 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement dated March 20, 2018, by and among CXKJ, CX Cayman and stockholders of CX Cayman (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on March 23, 2018).

2.2	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2017).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on July 6, 2017).

5.1.	Opinion of Hunter Taubman Fischer & Li LLC

10.1	Subscription Agreement (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 filed with the SEC on July 24, 2018).

10.2	Exclusive Technology Consulting Service Agreement dated April 20, 2017, by and among CX Network, Shenzhen CX and Stockholders of Shenzhen CX (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on March 23, 2018).

10.3	Management Agreement dated April 20, 2017, by and among CX Network, Shenzhen CX and Stockholders of Shenzhen CX (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on March 23, 2018).

10.4	Form of Stockholders’ Voting Proxy Agreements dated April 20, 2017, by and among CX Network, Shenzhen CX, and Stockholders of Shenzhen CX (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on March 23, 2018).

10.5	Exclusive Purchase Option Agreement dated April 20, 2017, by and among CX Network, Shenzhen CX and Stockholders of Shenzhen CX (incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on March 23, 2018).

10.6	Shares Pledge Agreement dated April 20, 2017, by and among CX Network, Shenzhen CX and Stockholders of Shenzhen CX (incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on March 23, 2018).

10.7	Intellectual Property Rights License Contract dated April 20, 2017, between Shenzhen CX and CX Network (incorporated by reference to Exhibit 10.6 of our Form 8-K filed with the SEC on March 23, 2018).

10.8	Spin-off Agreement dated March 31, 2017 by and among mLight Tech, Inc., The Ding King Training Institute, Inc. and Todd Sudeck (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 5, 2017).

10.9	Securities Purchase Agreement by and among mLight Tech, Inc., Todd Sudeck and certain purchasers as set forth on Exhibit A thereof (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 5, 2017).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of our Registration Statement on Form S-1 filed with the SEC on July 24, 2018).

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CX Network Group, Inc. (Registrant)

Date: January 15, 2019	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Repot has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Huibin Su	Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director	January 15, 2019
Huibin Su	(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Jiyin Li	Director	January 15, 2019
Jiyin Li

CX NETWORK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2018 AND 2017

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2018 and 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CX Network Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CX Network Group, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2016.
Houston, Texas
January 15, 2019

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,941	$35,456
Accounts receivable	2,426	1,164
Prepaid expenses	1,840	11,350
Other receivable	2,363	5,210
Total Current Assets	28,570	53,180

Property, plant and equipment, net	45,925	98,447
Security deposits	4,369	36,404
Total Non-current Assets	50,294	134,851
Total Assets	$78,864	$188,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$374,394	$698,567
Accrued liabilities and other payables	74,075	242,468
Short-term loans	57,497	44,757
Total Current Liabilities	505,966	985,792

Total Liabilities	505,966	985,792

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,216,918 shares issued and outstanding at September 30, 2018; 5,350,000 shares issued and outstanding at September 30, 2017	2,122	535
Additional paid-in capital	1,695,645	766,721
Accumulated deficit	(2,094,690)	(1,546,324)
Accumulated other comprehensive loss	(30,179)	(18,693)

Total Stockholders’ Deficit	(427,102)	(797,761)

Total Liabilities and Stockholders’ Deficit	$78,864	$188,031

The accompanying notes are an integral part of these consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended September 30,
	2018	2017

REVENUES	$505,080	$174,456
COST OF REVENUES	72,590	30,990
GROSS PROFIT	432,490	143,466

OPERATING EXPENSES:
Selling expenses	80,040	20,402
General and administrative expenses	626,826	428,220
Research and development expenses	359,775	293,209
Total Operating Expenses	1,066,641	741,831

LOSS FROM OPERATIONS	(634,151)	(598,365)

OTHER INCOME (EXPENSE)	85,785	(147,176)

LOSS BEFORE INCOME TAXES	(548,366)	(745,541)

INCOME TAXES	-	-

NET LOSS	$(548,366)	$(745,541)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(11,486)	(17,260)

COMPREHENSIVE LOSS	$(559,852)	$(762,801)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.04)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	13,355,471	5,350,000

The accompanying notes are an integral part of these consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Accumulated
	Common Stock		Treasury Stock, at cost		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2016	5,350,000	$535	-	$-	$766,721	$(800,783)	$(1,433)	$(34,960)

Net loss	-	-	-	-	-	(745,541)	-	$(745,541)

Foreign currency translation adjustment	-	-	-	-	-	-	(17,260)	$(17,260)

Balance, September 30, 2017	5,350,000	$535	-	$-	$766,721	$(1,546,324)	$(18,693)	$(797,761)

Shares issued in reverse merger	14,486,670	$1,449	166,667	$(250)	$(251,020)	-	-	$(249,821)

Cancellation of treasury stock	-	-	(166,667)	$250	$(250)	-	-	$-

Capital contribution from stockholders	-	-	-	-	928,332	-	-	$928,332

Common stock issued for debenture conversion	1,080,000	108	-	-	161,892	-	-	$162,000

Common stock issued for cash	300,000	30	-	-	89,970	-	-	$90,000

Share adjustment	248	-	-	-	-	-	-	$-

Net loss	-	-	-	-	-	(548,366)	-	$(548,366)

Foreign currency translation adjustment	-	-	-	-	-	-	(11,486)	$(11,486)

Balance, September 30, 2018	21,216,918	$2,122	-	$-	$1,695,645	$(2,094,690)	$(30,179)	$(427,102)

The accompanying notes are an integral part of these consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(548,366)	$(745,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,129	14,105
Loss (gain) on disposal of property and equipment	26,529	(15)
Amortization of debt discount on note payable	12,945	-
Changes in operating assets and liabilities:
Accounts receivable	(1,363)	(986)
Prepaid expenses	9,527	(10,767)
Other receivable	2,837	10,685
Security deposits, non-current	32,461	(35,559)
Accrued liabilities and other payables	(225,766)	196,442

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(657,067)	(571,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	145	-
Proceeds from disposal of property and equipment	31	205
Purchase of property and equipment	(8,479)	(101,510)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(8,303)	(101,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(248,712)	(219,648)
Proceeds from related parties	797,796	862,184
Proceeds from short-term loans	12,740	44,757
Proceeds from stock issuance	90,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	651,824	687,293

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	38

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,515)	14,390

CASH AND CASH EQUIVALENTS - beginning of year	35,456	21,066

CASH AND CASH EQUIVALENTS - end of year	$21,941	$35,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Repayment made by related party on behalf of the Company	$-	$8,088
Expenses paid by related party on behalf of the Company	$5,356	$-
Common stock issued for debenture conversion and accrued interest	$162,000	$-
Capital contribution in the form of reduction of related party loans	$928,332	$-

The accompanying notes are an integral part of these consolidated financial statements

CX Network Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND GOING CONCERN

ORGANIZATION

The Company was incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network Group, Inc. (“CXKJ”), a Nevada corporation, with CXKJ as the surviving corporation that operates under the name “CX Network Group, Inc.” (the “Name Change”), pursuant to an agreement and plan of merger (the “Merger Agreement”) dated July 3, 2017.

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

The Name Change, Domicile Change, and Reverse Stock Split went effective on June 12, 2017. Subsequently, the Company’s trading symbol for its common stock was changed to “CXKJ”.

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

Shenzhen Chuangxiang Network Technology Limited (“Shenzhen CX”) is a limited liability company formed under the laws of PRC on August 14, 2015. Shenzhen CX became a variable interest entity (“VIE”) of CX Network through a series of contractual arrangements entered into on April 20, 2017. CX Network controls Shenzhen CX through agreements and arrangements that absorbs operating risk, as if Shenzhen CX is a wholly owned subsidiary of CX Network. Shenzhen CX is engaged in the business of developing and operating membership-based social network, dating and mobile gaming, and interactive live broadcast platforms.

The transaction has been treated as a recapitalization of CX Cayman and its subsidiaries, with CXKJ (the legal acquirer of CX Cayman and its subsidiaries) considered the accounting acquiree, and CX Cayman (the legal acquiree) considered the accounting acquirer. Accordingly, CX Cayman’s assets, liabilities and results of operations will become the historical financial statements of the registrant, and CXKJ’s assets, liabilities and results of operations will be consolidated with CX Cayman effective as of the date of the closing of the Share Exchange (March 20, 2018). The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. CX Cayman received cash of $145 and assumed $249,966 liabilities upon execution of the Share Exchange. The 5,350,000 shares of common stock issued in conjunction with the Share Exchange have been presented as outstanding for all periods.

VIE Arrangements

In April 2017, CX Network, the wholly owned subsidiary of CX HK, which is the wholly owned subsidiary of CX Cayman, Shenzhen CX and the shareholders of Shenzhen CX entered into a series of contractual agreements for Shenzhen CX to qualify as variable interest entity or VIE (the “VIE Agreements”). The VIE Agreements are as follows:

Consulting Service Agreement

Pursuant to the terms of certain Exclusive Technology Consulting Service Agreement dated April 20, 2017, between CX Network and Shenzhen CX (the “Consulting Service Agreement”), CX Network is the exclusive technology consulting service provider to Shenzhen CX to provide research and development support to related software and technology, responsible for computer network equipment, web design, monitor, test and security, in charge of the network maintenance, repair and security; applications development and market study, etc. Pursuant to the Consulting Service Agreement, Shenzhen CX agreed to pay a service fee to CX Network at a range of 90% to 100% of the monthly gross profit of Shenzhen CX based on certain factors set forth in the agreement, and Shenzhen CX agreed not to engage any third party for any of its technology consulting services provided under the agreement without the written consent of CX Network. In addition, Shenzhen CX has agreed not to establish any business cooperation with any third party without a written consent of CX Network and CX Network and/or its affiliates are entitled to a right of first refusal to cooperate with Shenzhen CX under the same conditions. This Agreement is valid for a term of 10 years subject to any extension requested by CX Network unless terminated by CX Network unilaterally prior to the expiration.

Management Agreement

Pursuant to the terms of certain Management Agreement dated April 20, 2017, among CX Network, Shenzhen CX and the shareholders of Shenzhen CX (the “Management Agreement”), Shenzhen CX has agreed to subject the operations and management of its business to the control of CX Network. According to the Management Agreement, Shenzhen CX is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the CX Network’s written approval. CX Network has agreed to provide necessary financial supports whenever Shenzhen CX has operational difficulties. The shareholders of Shenzhen CX have agreed to transfer any dividends, distributions or any other profits that they receive as the shareholders of Shenzhen CX to CX Network without consideration. This Agreement is valid for a term of 10 years unless terminated earlier by CX Network with a 30-day written notice, provided that CX Network can extend the agreement before its expiration.

Irrevocable Powers of Attorney

The shareholders of Shenzhen CX have each executed an irrevocable power of attorney, dated April 20, 2017, to appoint CX Network as their exclusive attorneys-in-fact to vote on their behalf on all Shenzhen CX’s matters requiring shareholder approval. The term of each power of attorney is valid for 10 years but may be extended upon CX Network’s request.

Exclusive Option Agreement

Pursuant to the terms of certain Exclusive Option Agreement dated April 20, 2017, among CX Network, Shenzhen CX, and the shareholders of Shenzhen CX (the “Exclusive Option Agreement”), the shareholders of Shenzhen CX granted CX Network or its designees an irrevocable and exclusive purchase option at RMB 10 (the “Option”) to purchase Shenzhen CX’s all equity interests and/or assets at a purchase price of RMB 10, 000 subject to an adjustment to the amount equal to 1% of the evaluation of the total equity interest or asset of Shenzhen CX if such evaluation is required under the applicable PRC laws and regulations. The Option is exercisable at any time at CX Network’s discretion in full or in part, to the extent permitted by PRC law. In the event that CX Network chooses to exercise only a portion of the Option, the purchase price shall be determined pro rata based on the portion of the equity interest and assets that CX Network desires to purchase. The Option is transferrable in full or in part by CX Network. Shenzhen CX has agreed without the written consent of CX Network, not to, among others, (i) amend its articles of incorporation; (ii) increase or decrease its registered capital or change its capital structure; (iii) transfer, dispose or pledge its material assets, business, profit or interest; (iv) provide loan or credit to any third party; or (v) enter into material contract or carry any debt out of the ordinary course of business. It further agrees to maintain good standing during the term of the Exclusive Option Agreement. The Exclusive Option Agreements is valid until that it is terminated by CX Network with 30 days written notice or all Shenzhen CX’s equity interest and assets are transferred to CX Network or its third party designee.

Equity Pledge Agreement

Pursuant to the terms of certain Equity Pledge Agreement dated April 20, 2017, among CX Network and the shareholders of Shenzhen CX (the “Pledge Agreement”), the shareholders of Shenzhen CX pledged all of their equity interests in Shenzhen CX to CX Network, including the proceeds thereof, to guarantee Shenzhen CX’s performance of its obligations under the Management Agreement, the Consulting Service Agreement and the Exclusive Option Agreement (collectively, the “Agreements”). If Shenzhen CX or its shareholders breach its respective contractual obligations under any Agreement, or cause to occur one of the events regards as an event of default under any Agreement, CX Network, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in Shenzhen CX. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without CX Network’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled unless terminated upon 30 days written notice by CX Network.

Intellectual Property License Agreement

Pursuant to the terms of certain intellectual property license agreement dated April 20, 2017 between the  CX Network and Shenzhen CX (the “IP License Agreement”), the CX Network is entitled to receive (i) a non-assignable, exclusive, and revocable license to certain registered trademarks owned by Shenzhen CX for use in connection with the goods or services approved by Shenzhen CX’s registered trademarks, and (ii) a license to all of Shenzhen CX’s copyrights, use and exploitation rights of Shenzhen CX’s computer software products, including resale rights and rights in and to any and all associated media.

The term of the IP License Agreement is 10 year from April 20, 2017 to April 20, 2027. The IP License Agreement can be renewed subject to a renewal notice from CX Network 2 months prior to its expiration. Additionally, both parties can terminate this IP License Agreement if either party commits a material breach and fails to cure such breach after 10 days of receiving the notice to cure from the other party. The License contains certain quality control requirements, branding and advertising guidelines and approval processes that CX Network is required to maintain.

Upon executing the above agreements, Shenzhen CX is considered a Variable Interest Entity (“VIE”) and CX Network is the primary beneficiary. Accordingly, Shenzhen CX is consolidated into CX Network under the guidance of FASB Accounting Standards Codification (“ASC”) 810, Consolidation.

Risks in relation to the VIE structure

If CX Cayman’s ownership structure and contractual arrangements are found to be in violation of any PRC laws or regulations, or if CX Cayman is found to be required but failed to obtain any of the permits or approvals for its mobile apps development business, the relevant PRC regulatory authorities, including the Cyberspace Administration of China or the CAC, which regulates the mobile app service industry in China, Ministry of Commerce of PRC, or the MOFCOM, which regulates the foreign investment in China would have broad discretion in imposing fines or punishments upon us for such violations, including:

●	revoking the business and operating licenses of Shenzhen CX;

●	discontinuing or restricting any related-party transactions between Shenzhen CX and our affiliated entities;

●	imposing fines and penalties, or imposing additional requirements for our operations which we, Shenzhen CX or our affiliated entities may not be able to comply with;

●	revoking the preferential tax treatment available to us;

●	requiring us to restructure the ownership and control structure; or

●	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China, particularly the expansion of our business through strategic acquisitions.

As of the date of this report, similar ownership structure and contractual arrangements have been used by many China-based companies listed overseas, including a number of internet companies listed in the United States. To our knowledge, none of the fines or punishments listed above has been imposed on any of these public companies. However, we cannot assure you that such fines or punishments will not be imposed on us or any other companies in the future. If any of the above fines or punishments is imposed on us, our business, financial condition and results of operations could be materially and adversely affected.

As of September 30, 2018 and 2017, the carrying amount and classification of the assets and liabilities in CX Cayman’s balance sheets that relate to CX Cayman’s VIE is as follows:

	September 30, 2018	September 30, 2017

ASSETS
Cash	$1,720	$20,500
Accounts receivable	2,426	1,164
Prepaid expenses	1,840	6,162
Other receivable	1,832	4,629
Total current assets of VIE	7,818	32,455
Property and equipment, net	45,925	98,447
Security deposits	4,369	36,404
Total non-current assets of VIE	50,294	134,851
Total assets of VIE	$58,112	$167,306

LIABILITIES
Accrued liabilities and other payables	$31,923	$240,767
Due to related parties	160,751	697,288
Total current liabilities of VIE	192,674	938,055
Total liabilities of VIE	$192,674	$938,055

As used in this report, unless otherwise indicated, the terms “we” and “us” refer to CX Network Group, Inc., a Nevada corporation (previously known as “mLight Tech, Inc.”, a Florida corporation,), its wholly owned subsidiaries CX Cayman, Chuangxiang (Hong Kong) Holdings Limited (“CX HK”), Chuangxiang Network Technology (Shenzhen) Limited (“CX Network”) and Shenzhen Chuangxiang Network Technology Limited (“Shenzhen CX”), which is controlled by us via various contracts.

GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,095,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of CXKJ, its wholly owned subsidiaries, CX Cayman, CX HK, CX Network, and its VIE, Shenzhen CX. All intercompany transactions and balances have been eliminated in the consolidation and all necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including valuation of allowance for deferred tax assets. Actual results could differ from those estimates.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other the quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivable, prepaid expenses, accrued liabilities and other payables, and short-term loans approximate their fair market value based on the short-term maturity of these instruments.

Management believes it is not practical to estimate the fair value of due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Risks and uncertainties

The Company’s operations are substantially carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations maybe substantially influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments, which are unrestricted from withdrawal or use, or which have original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable primarily represents the cash due from customers, third-party application stores and other payment channels, net of allowance for doubtful accounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of third-party application stores and other payment channels, current economic conditions and other factors that may affect their ability to pay. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. At September 30, 2018 and 2017, the Company has determined the risk of uncollected receivable is remote.

Property and equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed based on cost, less their estimated residual value, if any, using the straight-line method over the estimated useful lives as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Leasehold improvement	Shorter of the lease term or their economic lives

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. It is possible that these assets could become impaired as a result of technology, economy or other industry changes. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, relief from royalty income approach, quoted market values and third-party independent appraisals, as considered necessary.

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion. The Company did not record any impairment charges for the years ended September 30, 2018 and 2017.

Advertising costs

Advertising costs are classified as selling expenses and are expensed in the period incurred and represent online marketing, including fees paid to search engines, and online and offline marketing. Advertising expense was $86,477 and $nil for the years ended September 30, 2018 and 2017, respectively.

Income taxes

The Company utilizes ASC Topic 740, “Income taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2018 and 2017, the Company did not have any unrecognized tax benefits.

Revenue recognition

The Company currently recognizes revenue from application users in the form of membership subscription and à la carte online credit purchases. Membership subscription is a service package which enables members to enjoy additional functions and privileges. Members pay in advance, primarily by using a debit card or through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, all purchases are final and nonrefundable. Fees collected, in advance for membership subscription, are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to three months. Membership subscription revenue is insignificant for the years ended September 30, 2018 and 2017. À la carte online credit purchases are non-refundable and the risk passes to users when users pay for à la carte features. Revenue from the purchase of à la carte features is recognized upon users paying for the purchase. In the year ended September 30, 2018, the Company also generated revenue from development and sales of applications, and co-operating games with other companies by providing background maintenance services. Revenue from development and sales of applications is recognized when the application is delivered to and accepted by customers, and revenue from co-operation of game is recognized usually on monthly basis.

Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables from customers.

Cost of revenues

Cost of revenues primarily includes bandwidth costs, professional expenses associated with maintenance of mobile platform, and labor costs.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of Shenzhen CX and CX Network is the local currency, the Chinese Renminbi (“RMB”) as PRC is the primary economic environment in which they operate. The functional currency of CX HK is Hong Kong Dollar (the “HKD”). The Company’s subsidiaries or VIE with functional currency of RMB translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income in the statement of stockholders’ equity. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended September 30, 2018 and 2017 included net loss and unrealized loss from foreign currency translation adjustments.

Research and development expenses

Research and development expenses include salaries and benefits for research and development personnel, depreciation expenses associated with the research and development activities, and other related expenses associated with product development. The Company’s research and development activities primarily consist of the research and development of new features for its mobile platform and its self-developed mobile applications. The Company has expensed all research and development expenses when incurred.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Operating leases

The Company has adopted FASB Accounting Standard Codification, or ASC 840. If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings and financial position.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company elected to adopt the new guidance of revenue recognition effective October 1, 2018 using the modified retrospective method. The Company has identified its revenue streams and assessed each for the impacts. The Company does not expect a material impact on the consolidated financial statement upon the adoption of ASC 606.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the adoption of this guidance on the consolidated financial statements.

The standard will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective October 1, 2019 on a modified retrospective basis. The Company anticipates this standard will have a material impact on the Company’s consolidated balance sheets. However, the Company does not expect adoption will have a material impact on the consolidated statements of operations and comprehensive loss. While the Company is continuing to assess potential impacts of the standard, the Company currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for the ongoing leases.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company has evaluated the impact from the Tax Cut and Jobs Act pursuant to SAB 118, see Note 7 for further disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2018 and 2017, accounts receivable consisted of the following:

	September 30, 2018	September 30, 2017
Accounts receivable	$2,426	$1,164
Allowance for doubtful accounts	-	-
	$2,426	$1,164

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2018 and 2017, property and equipment consisted of the following:

	September 30, 2018	September 30, 2017
Office equipment	$54,605	$53,837
Furniture and fixtures	20,935	17,972
Leasehold improvement	-	41,692
Sub-total	75,540	113,501

Less: accumulated depreciation	(29,615)	(15,054)

Property and equipment, net	$45,925	$98,447

For the years ended September 30, 2018 and 2017, depreciation expense amounted to $34,129 and $14,105, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of September 30, 2018 and 2017, the balance of the short-term loans was $57,497 and 44,757, respectively. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

NOTE 6 – NOTE PAYABLE

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. person series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with a 8% annual interest convertible into shares of Common Stock at price of $0.15 per share. The note is due on April 18, 2018. For the nine months ended June 30, 2018, the Company recorded interest expense of $6,641 related to the Debenture. On April 20, 2018, the holder of Debenture (the “Purchaser”) presented conversion notice to convert the Debenture with 8% annual interest, in a total amount of $162,000, into 1,080,000 Conversion Shares. The Company did not issue the 1,080,000 conversion shares due to the insufficient common shares in its authorized capital until June 25, 2018, the date the Company increased its authorized capital from 20,000,000 shares of common stock to 40,000,000 shares of common stock and issued 1,080,000 shares to the Purchaser’s designated transferees (also see Note 8 and 9). As of September 30, 2018, the balance of the note payable was $0.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2018 and 2017.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. The provisions of the Tax Act may have a significant impact on the Company, which includes the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of the corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. The Company has suffered recurring losses from operations and retained an accumulated deficit of $2,094,690 as of September 30, 2018, therefore did not recognize any one-time transition tax. The actual impact of the Tax Act may differ from management’s estimates, and management may update its judgments based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. CX HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2018 and 2017 and therefore, CX HK was not subject to Hong Kong profits tax for the years reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the years ended September 30, 2018 and 2017. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. For the years ended September 30, 2018 and 2017, Shenzhen CX incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, a full valuation allowance has been provided against Shenzhen CX’s deferred income tax assets due to the uncertainty of the realization of any tax assets. At September 30, 2018 and 2017, Shenzhen CX had $1,967,817 and $1,462,236 of net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2020.

The components of Shenzhen CX’s deferred tax assets are as follows:

	September 30, 2018	September 30, 2017
Deferred tax assets	$491,954	$365,559
Less: Valuation allowance	(491,954)	(365,559)
Deferred tax assets, net	-	-

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

On July 11, 2017, CXKJ executed a 1-for-15 reverse stock split of its common stock. As a result, there was an additional 248 shares of common stock issued during the year ended September 30, 2018 due to the roundup feature of the reverse stock split. Also see Note 1.

On July 19, 2018, the Company’s board of directors made a decision to retire all 166,667 treasury shares.

During the year ended September 30, 2018, the registered capital of Shenzhen CX was increased by RMB 6,040,100 (approximately $928,000) as a result of reduction in related party loans. Also see Note 10.

On August 29 and September 28, 2018, the Company entered into subscription agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 300,000 shares of common stock with par value $0.0001 and a purchase price of $0.30 per share. The Company received gross proceeds of $90,000.

NOTE 9 – OVER-ISSUANCE

In connection with the Share Exchange closed on March 20, 2018, the Company over-issued 3,585 shares of Common Stock to Golden Fish, one of the two shareholders of CX Cayman immediately prior to the closing of the Share Exchange. On June 25, 2018, the Company filed amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized common shares from 20,000,000 to 40,000,000 and subsequently cured the over-issuance of 3,585 shares of Common Stock to Golden Fish. On July 19, 2018, Golden Fish entered into an agreement with the Company to waive any legal claim or indemnification rights it may have under the Share Exchange or as permitted under applicable law in connection with the over-issuance of 3,585 shares of Common from March 20, 2018 until June 25, 2018.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	September 30, 2018	September 30, 2017
Jiyin Li	$1,279	$178,826
Huibin Su	373,115	300,341
Chaoran Zhang	-	219,400
Total	$374,394	$698,567

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the years ended September 30, 2018 and 2017, the Company obtained loans from the above related parties in the amount of $797,796 and $862,184, respectively, and made repayment to them in the amount of $248,712 and $219,648, respectively.

During the year ended September 30, 2018, Huibin Su paid $5,356 of expenses on behalf of the Company.

During the year ended September 30, 2017, Huibin Su made $8,088 of repayment on behalf of the Company.

During the year ended September 30, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

In addition, during the year ended September 30, 2018, two friends of Huibin Su provided office space to Shenzhen CX free of charge, and FirstWisdom, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost.

NOTE 11 – OTHER INCOME

In July 2017, Shenzhen CX signed an investment cooperative agreement (the “Cooperative Agreement”) with an investment management company in Guangzhou, China (the “Guangzhou Investment Co.”). Pursuant to the Cooperative Agreement, the Guangzhou Investment Co. obtained the right to form a private equity fund for the purposes of raising RMB 40,000,000 (approximately $6,011,000) to invest in Shenzhen CX and obtain 12.12% of the ownership of Shenzhen CX. Guangzhou Investment Co. agreed to pay Shenzhen CX RMB 1,000,000 (approximately $150,000) as the deposit for the Cooperative Agreement and the deposit will be forfeited if it is not able to successfully raise the required amount stated in the agreement. As of September 30, 2017, the deposit received was included in accrued liabilities and other payable in the consolidated balance sheets. The Cooperative Agreement expired on January 7, 2018 and the Guangzhou Investment Co. did not raise the fund for Shenzhen CX, as such, and the deposit was forfeited and included in other income in the consolidated statements of operations and comprehensive loss.

NOTE 12 – COMMITMENT

Operating Leases

The Company has entered into several tenancy agreements for the lease of offices and staff dormitory.

The rental expenses were $150,374 and $115,167 for the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company was obligated under non-cancellable operating leases minimum payments for the next five years as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease commitment	$33,742	$16,058	$-	$-	$-	$	$49,800

NOTE 13 – SUBSEQUENT EVENTS

In October and December 2018, the Company entered into purchase agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 160,000 shares of common stock, par value $0.0001 per share, with a purchase price of $0.30 per share. The Company received gross proceeds of $48,000.