Form 10-Q
period 2018-12-31
CX Network Group, Inc.
filed 2019-02-14
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of February 14, 2019, we have 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual report on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,763	$21,941
Accounts receivable	445	2,426
Prepaid expenses	3,145	1,840
Other receivable	2,717	2,363
Total Current Assets	16,070	28,570

Property, plant and equipment, net	40,193	45,925
Security deposits	4,363	4,369
Total Non-current Assets	44,556	50,294

Total Assets	$60,626	$78,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$404,753	$374,394
Accrued liabilities and other payables	83,739	74,075
Short-term loans	57,497	57,497
Total Current Liabilities	545,989	505,966

Total Liabilities	545,989	505,966

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at December 31, 2018; 21,216,918 shares issued and outstanding at September 30, 2018	2,138	2,122
Additional paid-in capital	1,743,629	1,695,645
Accumulated deficit	(2,201,184)	(2,094,690)
Accumulated other comprehensive loss	(29,946)	(30,179)

Total Stockholders’ Deficit	(485,363)	(427,102)

Total Liabilities and Stockholders’ Deficit	$60,626	$78,864

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017

REVENUES	$33,460	$229,859
COST OF REVENUES	7,685	21,253
GROSS PROFIT	25,775	208,606

OPERATING EXPENSES:
Selling expenses	-	14,352
General and administrative expenses	145,581	259,449
Research and development expenses	494	129,866
Total Operating Expenses	146,075	403,667

LOSS FROM OPERATIONS	(120,300)	(195,061)

OTHER INCOME (EXPENSE)	13,806	(322)

LOSS BEFORE INCOME TAXES	(106,494)	(195,383)

INCOME TAXES	-	-

NET LOSS	$(106,494)	$(195,383)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	233	(20,257)

COMPREHENSIVE LOSS	$(106,261)	$(215,640)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.00)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,311,701	5,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,494)	$(195,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,635	11,072
Loss on disposal of property and equipment	-	637
Changes in operating assets and liabilities:
Accounts receivable	1,967	193
Prepaid expenses	(1,300)	(4,695)
Other receivable	(353)	102
Accrued liabilities and other payables	13,642	(8,357)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(86,903)	(196,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	30
Purchase of property and equipment	-	(3,743)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(14,105)	(189,039)
Proceeds from related parties	40,834	426,337
Proceeds from stock issuance	48,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,729	237,298

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	1,129

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,178)	38,283

CASH AND CASH EQUIVALENTS - beginning of period	21,941	35,456

CASH AND CASH EQUIVALENTS - end of period	$9,763	$73,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$3,870	$-
Liabilities assumed in connection with purchase of property and equipment	$-	$1,308
Capital contribution in the form of reduction of related party loans	$-	$928,332

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

As used in this report, unless otherwise indicated, the terms “we” and “us” refer to CX Network Group, Inc., a Nevada corporation (previously known as “mLight Tech, Inc.”, a Florida corporation,), its owned subsidiaries CX Cayman, CX HK, CX Network and Shenzhen CX, which is controlled by us via various contracts.

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of CXKJ, its wholly owned subsidiaries, CX Cayman, CX HK, CX Network, and its VIE, Shenzhen CX. All intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2018 included in the Form 10-K filed with the SEC on January 15, 2019.

GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,201,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has adopted the new guidance of revenue recognition effective October 1, 2018 using the modified retrospective method. The Company identified its revenue streams and assessed each for the impacts and determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price, which is allocated to the respective performance obligation, when the performance obligation is satisfied.

The Company has the following main revenue streams from its operation: 1) revenue from application users in the form of à la carte online credit purchases which is recognized at a point in time when the à la carte features are enabled for the users after their payment, 2) revenue from application users in the form of membership subscription which is recognized over time using straight-line method, 3) revenue from development and sales of applications which is recognized at a point in time when the services have delivered and the customer has obtained control of promised services, and 4) revenue from co-operation of games with other companies by providing background maintenance services which is recognized over time using straight-line method.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2018 and September 30, 2018, accounts receivable consisted of the following:

	December 31, 2018	September 30, 2018
Accounts receivable	$445	$2,426
Allowance for doubtful accounts	-	-
	$445	$2,426

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At December 31, 2018 and September 30, 2018, property and equipment consisted of the following:

	December 31, 2018	September 30, 2018
Office equipment	$54,526	$54,605
Furniture and fixtures	20,905	20,935
Sub-total	75,431	75,540

Less: accumulated depreciation	(35,238)	(29,615)

Property and equipment, net	$40,193	$45,925

For the three months ended December 31, 2018 and 2017, depreciation expense amounted to $5,635 and $11,072, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of December 31, 2018 and September 30, 2018, the balance of the short-term loans was $57,497. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

NOTE 6 – INCOME TAXES

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2018 and 2017.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. CX HK did not earn any income that was derived in Hong Kong for the three months ended December 31, 2018 and 2017. Therefore, CX HK was not subject to Hong Kong profits tax for the years reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the three months ended December 31, 2018 and 2017. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. For the three months ended December 31, 2018, Shenzhen CX generated taxable income, but no provision for income taxes has been recorded since the amount is fully deducted due to net operating loss carry forwards. For the three months ended December 31, 2017, Shenzhen CX incurred net operating losses and, accordingly, no provision for income taxes has been recorded. A full valuation allowance has been provided against Shenzhen CX’s unused deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 7 – STOCKHOLDERS’ DEFICIT

In October and December 2018, the Company entered into purchase agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 160,000 shares of common stock, par value $0.0001 per share, with a purchase price of $0.30 per share. The Company received gross proceeds of $48,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	December 31, 2018	September 30, 2018
Jiyin Li	$1,279	$1,279
Huibin Su	403,474	373,115
Total	$404,753	$374,394

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the three months ended December 31, 2018 and 2017, the Company obtained loans from the above related parties in the amount of $40,834 and $426,337, respectively, and made repayment to them in the amount of $14,105 and $189,039, respectively.

During the three months ended December 31, 2018, Huibin Su paid $3,870 of expenses on behalf of the Company.

During the three months ended December 31, 2017, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

In addition, during the three months ended December 31, 2018, a friend of Huibin Su provided office space to CX HK free of charge, and FirstWisdom, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost.

NOTE 9 – OTHER INCOME

In October 2018, the Company received government subsidy of $14,463 (RMB 100,000) granted by the Bureau of Innovation and Technology of Nanshan District, Shenzhen, PRC for the Intellectual Property Management System Certification Shenzhen CX obtained.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “CX” and “CXKJ” shall mean CX Network Group, Inc., a Nevada corporation (previously known as “mLight Tech Inc.” or “MLGT”, a Florida corporation), its owned subsidiaries Chuangxiang Holdings Inc.(“CX Cayman”), Chuangxiang (Hong Kong) Holdings Limited (“CX HK”), Chuangxiang Network Technology (Shenzhen) Limited (“CX Network”) and Shenzhen Chuangxiang Network Technology Limited (“Shenzhen CX”), which is controlled by us via various contracts.

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2018 Annual Report filed with the Securities and Exchange Commission on January 15, 2019 and elsewhere in this quarterly report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. In addition, we relocated from Shenzhen city to Dongguan city during the third quarter of fiscal year ended September 30, 2018. Most of our employees, including 5 full time marketing and supporting personnel, prior to relocation were local residents in Shenzhen city and they elected to resign as a result of our relocation. In July 2018, we hired 2 additional full time marketing and supporting personnel for Little Love on multiple channels, there has been an increase in the subscription of Little Loves since July 2018. Hotchat was much less impacted by the relocation of the Company as the Company has not devoted much sources in marketing and maintenance of Hotchat other than maintaining its existing distribution channels for Hotchat since 2017.

Our self-developed mobile gaming application is Eternal Tribe (“永恒部落”) which was launched by us in January 2018. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an upgraded version of Eternal Tribe in July 2018. We engaged third party to co-market and co-operate Eternal Tribe on different platforms and channels. We suspended Eternal Tribe in November 2018 due to negative market reaction. Eternal Tribe is Android-based mobile game developed solely by us to diversify our product portfolio. The revenue from Eternal Tribe was immaterial for the three months ended December 31, 2018. We plan to focus our limited resources on other games that we are co-developing or co-operating, or about to develop or operate with other parties.

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

As of December 31, 2018, we had approximately 2,548,000 registered members for Little Love, 136,000 registered members for Hotchat.

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

Financial Operations Overview

Results of Operations for the three months ended December 31, 2018 and 2017.

Revenues

For the three months ended December 31, 2018, we had total revenues of $33,460 as compared to $229,859 for the three months ended December 31, 2017. The revenues during the three months ended December 31, 2018 were mainly generated through in-app purchases in our mobile applications Hotchat and Little Love. The decrease of $196,399, or 85%, during the three months ended December 31, 2018 was primarily due to the reduction in marketing and promotion activities. The number of active users of Hotchat and Little Love decreased, resulting in a significant drop in revenue.

Cost of Revenues

For the three months ended December 31, 2018 and 2017, cost of revenues amounted to $7,685 and $21,253, respectively. The decrease of cost of revenues during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily attributable to the decreased active users of Little Love and Hotchat and the reduction of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the three months ended December 31, 2018 and 2017, gross profit amounted to $25,775 and $208,606, respectively. The decrease of gross profit during the three months ended December 31, 2018 compared to the comparative period in 2017 was primarily attributable to the decrease in the revenues.

Selling Expenses

For the three months ended December 31, 2018 and 2017, selling expenses amounted to $0 and $14,352, respectively. The decrease of selling expenses in the amount of $14,352 was primarily attributable to decrease in promotion and marketing expense.

General and Administrative Expenses

For the three months ended December 31, 2018 and 2017, general and administrative expenses amounted to $145,581 and $259,449, respectively. The decrease of general and administrative expenses in the amount of $113,868 or 44% was primarily attributable to the decrease of salary expense, professional fees, and lease expense.

Research and Development Expenses

For the three months ended December 31, 2018 and 2017, research and development expenses amounted to $494 and $129,866, respectively. The decrease of research and development expenses in the amount of $129,372 or 100% during the three months ended December 31, 2018 was primarily attributable to the decreased activities in developing new games and applications.

Other Income (Expenses)

For the three months ended December 31, 2018, total other income (expense) was $13,806 as compared to $(322) for the three months ended December 31, 2017. The increase in other income is primarily attributable to government subsidy received by the Company during the three months ended December 31, 2018.

Net loss

For the three months ended December 31, 2018 and 2017, net loss amounted to $106,494 and $195,383, respectively. The decrease of net loss in the amounts of $88,889 or 45% for the three months ended December 31, 2018 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $233 for the three months ended December 31, 2018 as compared to a foreign currency translation loss of $20,257 for the three months ended December 31, 2017. This non-cash loss or gain had an effect of increasing or decreasing our reported comprehensive loss.

Comprehensive Loss

For the three months ended December 31, 2018, comprehensive loss of $106,261 is derived from our net loss of $106,494. For the three months ended December 31, 2017, comprehensive loss of $215,640 is derived from our net loss of $195,383.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2018, the Company’s working capital deficit was approximately $530,000 as compared to working capital deficit of approximately $477,000 as of September 30, 2018. As of December 31, 2018 and September 30, 2018, the Company’s accumulated deficit was approximately $2,201,000 and $2,095,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(86,903)	$(196,431)
Cash flows used in investing activities	$-	$(3,713)
Cash flows provided by financing activities	$74,729	$237,298
Effect of exchange rate on cash and cash equivalent	$(4)	$1,129
Net increase (decrease) in cash and cash equivalents	$(12,178)	$38,283

Operating Activities.

Net cash used in operating activities totaled approximately $86,903 for the three months ended December 31, 2018, which was mainly attributable to net loss of $106,494 partially offset by the increase in accrued liabilities and other payables for around $14,000, as compared to net cash used in operating activities of $196,431 for the three months ended December 31, 2017.

Investing Activities.

Net cash used in investing activities for the three months ended December 31, 2018 was $0 as compared to $3,713 for the three months ended December 31, 2017. The decreased in cash used in investing activities for the three months ended December 31, 2018 was mainly due to that the Company did not purchase any fixed assets.

Financing Activities.

Net cash provided by financing activities for the three months ended December 31, 2018 was $74,729 as compared to $237,298 for the three months ended December 31, 2017. The decrease in cash provided by financing activities for the three months ended December 31, 2018 was mainly due to the decrease of proceeds from related party partially offset by the decrease of repayments to related parties.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2018, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,201,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018 and September 30, 2018, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this quarterly report for discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the three months ended December 31, 2018, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

●	A lack of sufficient and adequately trained internal accounting and finance personnel with appropriated understanding of U.S. GAAP and SEC reporting requirement;

●	A lack of segregation of duties within significant accounts; and

●	A lack of a functioning audit committee and a majority of outside directors on the Company’s board of director.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter covered by this quarterly report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on January 15, 2019.

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

CX NETWORK GROUP, INC.

Date: February 14, 2019	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director