Form 10-Q
period 2019-03-31
CX Network Group, Inc.
filed 2019-05-10
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CXKJ	OTC Grey Market

As of May 10, 2019, we have 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,466	$21,941
Accounts receivable	826	2,426
Prepaid expenses	6,947	1,840
Other receivable	2,871	2,363
Total Current Assets	48,110	28,570

Property, plant and equipment, net	35,377	45,925
Security deposits	4,470	4,369
Total Non-current Assets	39,847	50,294
Total Assets	$87,957	$78,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$467,392	$374,394
Accrued liabilities and other payables	63,635	74,075
Short-term loans	57,497	57,497
Total Current Liabilities	588,524	505,966

Total Liabilities	588,524	505,966

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at March 31, 2019; 21,216,918 shares issued and outstanding at September 30, 2018	2,138	2,122
Additional paid-in capital	1,743,629	1,695,645
Accumulated deficit	(2,213,458)	(2,094,690)
Accumulated other comprehensive loss	(32,876)	(30,179)

Total Stockholders’ Deficit	(500,567)	(427,102)

Total Liabilities and Stockholders’ Deficit	$87,957	$78,864

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018

REVENUES	$48,646	$434,189	$15,186	$204,330
COST OF REVENUES	11,522	33,257	3,837	12,004
GROSS PROFIT	37,124	400,932	11,349	192,326

OPERATING EXPENSES:
Selling expenses	-	90,506	-	76,154
General and administrative expenses	200,567	337,959	54,986	78,510
Research and development expenses	500	342,549	6	212,683
Total Operating Expenses	201,067	771,014	54,992	367,347

LOSS FROM OPERATIONS	(163,943)	(370,082)	(43,643)	(175,021)

OTHER INCOME	45,175	99,170	31,369	99,492

LOSS BEFORE INCOME TAXES	(118,768)	(270,912)	(12,274)	(75,529)

INCOME TAXES	-	-	-	-

NET LOSS	$(118,768)	$(270,912)	$(12,274)	$(75,529)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(2,697)	(19,129)	(2,930)	1,128

COMPREHENSIVE LOSS	$(121,465)	$(290,041)	$(15,204)	$(74,401)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.01)	$(0.04)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,343,951	6,225,568	21,376,918	7,140,487

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2019

(UNAUDITED)

					Additional		Accumulated Other	Total
	Common Stock		Treasury Stock, at cost		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2018	21,216,918	$2,122	-	$-	$1,695,645	$(2,094,690)	$(30,179)	$(427,102)

Common stock issued for cash	160,000	16	-	-	47,984	-	-	48,000

Net loss	-	-	-	-	-	(106,494)	-	(106,494)

Foreign currency translation adjustment	-	-	-	-	-	-	233	233

Balance, December 31, 2018	21,376,918	2,138	-	-	1,743,629	(2,201,184)	(29,946)	(485,363)

Net loss	-	-	-	-	-	(12,274)	-	(12,274)

Foreign currency translation adjustment	-	-	-	-	-	-	(2,930)	(2,930)

Balance, March 31, 2019	21,376,918	$2,138	-	$-	$1,743,629	$(2,213,458)	$(32,876)	$(500,567)

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2018

(UNAUDITED)

					Additional		Accumulated Other	Total
	Common Stock		Treasury Stock, at cost		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2017	5,350,000	$535	-	$-	$766,721	$(1,546,324)	$(18,693)	$(797,761)

Capital contribution from shareholders	-	-	-	-	928,332	-	-	928,332

Net loss	-	-	-	-	-	(195,383)	-	(195,383)

Foreign currency translation adjustment	-	-	-	-	-	-	(20,257)	(20,257)

Balance, December 31, 2017	5,350,000	535	-	-	1,695,053	(1,741,707)	(38,950)	(85,069)

Share issued in reverse merger	14,486,670	1,449	166,667	(250)	(251,020)	-	-	(249,821)

Net loss	-	-	-	-	-	(75,529)	-	(75,529)

Foreign currency translation adjustment	-	-	-	-	-	-	1,128	1,128

Balance, March 31, 2018	19,836,670	$1,984	166,667	$(250)	$1,444,033	$(1,817,236)	$(37,822)	$(409,291)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,768)	$(270,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,407	22,559
Loss on disposal of property and equipment	-	26,380
Changes in operating assets and liabilities:
Accounts receivable	1,627	(4,983)
Prepaid expenses	(4,975)	(200)
Other receivable	(451)	1,545
Security deposits	-	37,350
Accrued liabilities and other payables	(6,746)	(205,378)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(117,906)	(393,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	145
Proceeds from disposal of property and equipment	-	31
Purchase of property and equipment	-	(5,096)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(4,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(21,454)	(223,562)
Proceeds from related parties	106,284	619,577
Proceeds from stock issuance	48,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	132,830	396,015

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	601	954

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,525	(1,590)

CASH AND CASH EQUIVALENTS - beginning of period	21,941	35,456

CASH AND CASH EQUIVALENTS - end of period	$37,466	$33,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$4,058	$-
Capital contribution in the form of reduction of related party loans	$-	$928,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

ITEM 1. FINANCIAL STATEMENTS

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of CXKJ, its wholly owned subsidiaries, CX Cayman, CX HK, CX Network, and its VIE, Shenzhen CX. All intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2018 included in the Form 10-K filed with the SEC on January 15, 2019.

GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,213,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has adopted the new guidance of revenue recognition effective October 1, 2018 using the modified retrospective method. The Company identified its revenue streams and assessed each for the impacts and determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to opening retained earnings.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2019 and September 30, 2018, accounts receivable consisted of the following:

	March 31, 2019	September 30, 2018
Accounts receivable	$826	$2,426
Allowance for doubtful accounts	-	-
	$826	$2,426

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2019 and September 30, 2018, property and equipment consisted of the following:

	March 31, 2019	September 30, 2018
Office equipment	$55,869	$54,605
Furniture and fixtures	21,420	20,935
Sub-total	77,289	75,540

Less: accumulated depreciation	(41,912)	(29,615)

Property and equipment, net	$35,377	$45,925

For the six months ended March 31, 2019 and 2018, depreciation expense amounted to $11,407 and $22,559, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of March 31, 2019 and September 30, 2018, the balance of the short-term loans was $57,497. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six months ended March 31, 2019 and 2018.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. CX HK did not earn any income that was derived in Hong Kong for the six months ended March 31, 2019 and 2018. Therefore, CX HK was not subject to Hong Kong profits tax for the periods reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the six months ended March 31, 2019 and 2018. Management currently does not expect that CX Network will generate any taxable income in the near future.

Shenzhen CX was incorporated in the PRC. For the six months ended March 31, 2019 and 2018, Shenzhen CX incurred net operating losses and, accordingly, no provision for income taxes has been recorded. A full valuation allowance has been provided against Shenzhen CX’s unused deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 7 – STOCKHOLDERS’ DEFICIT

In October and December 2018, the Company entered into purchase agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 160,000 shares of common stock, par value $0.0001 per share, with a purchase price of $0.30 per share. The Company received gross proceeds of $48,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	March 31, 2019	September 30, 2018
Jiyin Li	$1,279	$1,279
Huibin Su	451,212	373,115
Chaoran Zhang	14,901	-
Total	$467,392	$374,394

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the six months ended March 31, 2019 and 2018, the Company obtained loans from the above related parties in the amount of $106,284 and $619,577, respectively, and made repayment to them in the amount of $21,454 and $223,562, respectively.

During the six months ended March 31, 2019, Huibin Su paid $4,058 of expenses on behalf of the Company.

During the six months ended March 31, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

In addition, during the six months ended March 31, 2019, a friend of Huibin Su provided office space to CX HK free of charge, and FirstWisdom, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost.

NOTE 9 – OTHER INCOME

In October 2018, the Company received government subsidy of RMB 100,000 (approximately $15,000) granted by the Bureau of Innovation and Technology of Nanshan District, Shenzhen, PRC for the Intellectual Property Management System Certification Shenzhen CX obtained.

In March 2019, the Company received government subsidy of RMB 215,000 (approximately $31,000) granted by Shenzhen Science and Technology Innovation Committee for research and development projects completed by Shenzhen CX.

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

Our self-developed mobile gaming application is Eternal Tribe (“永恒部落”) which was launched by us in January 2018. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an upgraded version of Eternal Tribe in July 2018. We engaged third party to co-market and co-operate Eternal Tribe on different platforms and channels. We suspended Eternal Tribe in November 2018 due to negative market reaction. Eternal Tribe is Android-based mobile game developed solely by us to diversify our product portfolio. The revenue from Eternal Tribe was immaterial for the six months ended March 31, 2019.  We plan to focus our limited resources on other games that we are co-developing or co-operating, or about to develop or operate with other parties.

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

As of March 31, 2019, we had approximately 2,772,733 registered members for Little Love, 137,490 registered members for Hotchat.

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

Financial Operations Overview

Results of Operations for the three months ended March 31, 2019 and 2018.

Revenues

For the three months ended March 31, 2019, we had total revenues of $15,186 as compared to $204,330 for the three months ended March 31, 2018. The revenues during the three months ended March 31, 2019 were mainly generated through in-app purchases in our mobile applications Little Love. The decrease of $189,144, or 93%, during the three months ended March 31, 2019 was primarily due to the reduction in marketing and promotion activities. The number of active users of Hotchat and Little Love decreased, resulting in a significant drop in revenue.

Cost of Revenues

For the three months ended March 31, 2019 and 2018, cost of revenues amounted to $3,837 and $12,004, respectively. The decrease of cost of revenues during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to the suspension of Bole and Eternal Tribe and the decrease of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the three months ended March 31, 2019 and 2018, gross profit amounted to $11,349 and $192,326, respectively. The decrease of gross profit during the three months ended March 31, 2019 compared to the comparative period in 2018 was primarily attributable to the decrease in the revenues.

Selling Expenses

For the three months ended March 31, 2019 and 2018, selling expenses amounted to $-0- and $76,154, respectively. The decrease of selling expenses in the amount of $76,154 was primarily attributable to decrease in promotion and marketing expense.

General and Administrative Expenses

For the three months ended March 31, 2019 and 2018, general and administrative expenses amounted to $54,986 and $78,510, respectively. The decrease of general and administrative expenses in the amount of $23,524 or 30% was primarily attributable to the decrease of salary expense, professional fees, and lease expense.

Research and Development Expenses

For the three months ended March 31, 2019 and 2018, research and development expenses amounted to $6 and $212,683, respectively. The decrease of research and development expenses in the amount of $212,677 or 100% during the three months ended March 31, 2019 was primarily attributable to the decreased activities in developing new games and applications.

Other Income

For the three months ended March 31, 2019, total other income was $31,369 as compared to $99,492 for the three months ended March 31, 2018. The decrease in other income is primarily attributable to government subsidy received by the Company during the three months ended March 31, 2019 as compared to the RMB 1,000,000 (approximately $150,000) forfeited deposit by Guangzhou Investment Co. under the Cooperative Agreement (as defined below) which partially offset by about $55,000 of adjustment on leasehold improvement and non-refundable rent deposit during the three months ended March 31, 2018.

In July 2017, Shenzhen CX signed an investment cooperative agreement (the “Cooperative Agreement”) with an investment management company in Guangzhou, China (the “Guangzhou Investment Co.”). Pursuant to the Cooperative Agreement, the Guangzhou Investment Co. obtained the right to form a private equity fund for the purposes of raising RMB 40,000,000 (approximately $6,011,000) to invest in Shenzhen CX and obtain 12.12% of the ownership of Shenzhen CX. Guangzhou Investment Co. paid Shenzhen CX RMB 1,000,000 (approximately $150,000) as a deposit under the Cooperative Agreement and the deposit would be forfeited if Guangzhou Investment Co. was not able to successfully raise the required amount stated in the agreement. The Cooperative Agreement expired on January 7, 2018 and the Guangzhou Investment Co. did not raise the fund for Shenzhen CX as required in the Cooperative Agreement. As a result, the deposit was forfeited and included in other income.

Net loss

For the three months ended March 31, 2019 and 2018, net loss amounted to $12,274 and $75,529, respectively. The decrease of net loss in the amounts of $63,255 or 84% for the three months ended March 31, 2019 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,930 for the three months ended March 31, 2019 as compared to a foreign currency translation gain of $1,128 for the three months ended March 31, 2018. This non-cash loss or gain had an effect of increasing or decreasing our reported comprehensive loss.

Comprehensive Loss

For the three months ended March 31, 2019, comprehensive loss of $15,204 is derived from our net loss of $12,274. For the three months ended March 31, 2018, comprehensive loss of $74,401 is derived from our net loss of $75,529.

Results of Operations for the Six Months ended March 31, 2019 and 2018.

Revenues

For the six months ended March 31, 2019, we had total revenues of $48,646, as compared to $434,189 for six months ended March 31, 2018. The revenues were mainly generated through in-app purchases in our mobile applications Hot Chat and Little Love. The decrease of $385,543, or 89%, during the six months ended March 31, 2018 was primarily attributable to the significantly decreased subscription of Little Love and Eternal Tribe, and in-app purchases.

Cost of Revenues

For the six months ended March 31, 2019 and 2018, cost of revenues amounted to $11,522 and $33,257, respectively. The decrease of cost of revenues in 2019 was primarily attributable to the decrease of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the six months ended March 31, 2019 and 2018, gross profit amounted to $37,124 and $400,932, respectively. The decrease of gross profit for the six months ended at March 31, 2019 was primarily attributable to the decrease in revenues.

Selling Expenses

For the six months ended March 31, 2019 and 2018, selling expenses amounted to $0 and $90,506, respectively. The decrease of selling expenses in the amount of $90,506 in the six months ended March 31, 2019 was primarily attributable to decrease in promotion expense.

General and Administrative Expenses

For the six months ended March 31, 2019 and 2018, general and administrative expenses amounted to $200,567 and $337,959, respectively. The decrease of general and administrative expenses of $137,392 or 41% during the six months ended March 31, 2019 was primarily attributable to the decrease of salaries expense, professional fees and lease expense.

Research and Development Expenses

For the six months ended March 31, 2019 and 2018, research and development expenses amounted to $500 and $342,549, respectively. The decrease of research and development expenses in the amount of $342,049 or 100% was primarily attributable to the decreased activities in developing new games and applications.

Other Income

For the six months ended March 31, 2019, total other income was $45,175 as compared to total other income of $99,170 for the six months March 31, 2018. The decrease in other income is primarily attributable to subsidy of the RMB 315,000 (approximately $46,000) granted by the government during six months ended March 31, 2019, as compared to the RMB 1,000,000 (approximately $150,000) forfeited deposit by Guangzhou Investment Co. under the Cooperative Agreement which partially offset by about $55,000 of adjustment on leasehold improvement and non-refundable rent deposit for the six months ended March 31, 2018.

Net loss

For the six months ended March 31, 2019 and 2018, net loss amounted to $118,768 and $270,912, respectively. The decrease of net loss in the amounts of $152,144 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,697 for the six months ended March 31, 2019 as compared to a foreign currency translation loss $19,129 for the six months ended March 31, 2018. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

For the six months ended March 31, 2019, comprehensive loss of $121,465 is derived from the sum of our net loss of $118,768 plus foreign currency translation loss of $2,697. For the six months ended March 31, 2018, comprehensive loss of $290,041 is derived from the sum of our net loss of $270,912 plus foreign currency translation loss of $19,129.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2019, the Company’s working capital deficit was approximately $540,000 as compared to working capital deficit of approximately $477,000 as of September 30, 2018. As of March 31, 2019 and September 30, 2018, the Company’s accumulated deficit was approximately $2,213,000 and $2,095,000, respectively, and the Company has incurred losses since inception.  None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(117,906)	$(393,639)
Cash flows used in investing activities	$-	$(4,920)
Cash flows provided by financing activities	$132,830	$396,015
Effect of exchange rate on cash and cash equivalent	$601	$954
Net increase (decrease) in cash and cash equivalents	$15,525	$(1,590)

Operating Activities.

Net cash used in operating activities totaled $117,906 for the six months ended March 31, 2019, which was attributable to the net loss of approximately $119,000, an increase of prepaid expenses of approximately $5,000, a decrease of accrued liability and other payable around $7,000, offset by the depreciation expense of around $11,000, as compared to net cash used in operating activities of $393,639 for the six months ended March 31, 2018.

Investing Activities.

Net cash used in investing activities for the six months ended March 31, 2019 was $0 as compared to $4,920 for the six months ended March 31, 2018. The decreased in cash used in investing activities for the six months ended March 31, 2019 was mainly due to the Company did not purchase any fixed assets.

Financing Activities.

Net cash provided by financing activities for the six months ended March 31, 2019 was $132,830 as compared to $396,015 for the six months ended March 31, 2018. The decrease in cash provided by financing activities for the six months ended March 31, 2019 was mainly due to the decrease of proceeds from related party and partially offset by the decrease in repayment to related party.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,213,000and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us.  Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2019 and September 30, 2018, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this quarterly report for discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the six months ended March 31, 2019, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter covered by this quarterly report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

CX NETWORK GROUP, INC.

Date: May 10, 2019	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director