Form 10-Q
period 2019-06-30
CX Network Group, Inc.
filed 2019-08-13
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

+(86) 755-26412816

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
N/A

As of August 13, 2019, we have 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,522	$21,941
Accounts receivable	545	2,426
Prepaid expenses	6,791	1,840
Security deposit, current	4,370	-
Other receivable	2,679	2,363
Total Current Assets	22,907	28,570

Property, plant and equipment, net	28,906	45,925
Security deposit, non-current	-	4,369
Total Non-current Assets	28,906	50,294
Total Assets	$51,813	$78,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$474,380	$374,394
Accrued liabilities and other payables	79,710	74,075
Short-term loans	57,497	57,497
Total Current Liabilities	611,587	505,966

Total Liabilities	611,587	505,966

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at June 30, 2019; 21,216,918 shares issued and outstanding at September 30, 2018	2,138	2,122
Additional paid-in capital	1,743,629	1,695,645
Accumulated deficit	(2,275,288)	(2,094,690)
Accumulated other comprehensive loss	(30,253)	(30,179)

Total Stockholders’ Deficit	(559,774)	(427,102)

Total Liabilities and Stockholders’ Deficit	$51,813	$78,864

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018

REVENUES	$67,589	$461,733	$18,943	$27,544
COST OF REVENUES	12,289	37,993	767	4,736
GROSS PROFIT	55,300	423,740	18,176	22,808

OPERATING EXPENSES:
Selling expenses	-	88,103	-	(2,403)
General and administrative expenses	278,761	518,705	78,194	180,746
Research and development expenses	2,001	355,402	1,501	12,853
Total Operating Expenses	280,762	962,210	79,695	191,196

LOSS FROM OPERATIONS	(225,462)	(538,470)	(61,519)	(168,388)

OTHER INCOME (EXPENSES)	44,864	88,378	(311)	(10,792)

LOSS BEFORE INCOME TAXES	(180,598)	(450,092)	(61,830)	(179,180)

INCOME TAXES	-	-	-	-

NET LOSS	$(180,598)	$(450,092)	$(61,830)	$(179,180)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	(74)	(13,474)	2,623	5,655

COMPREHENSIVE LOSS	$(180,672)	$(463,566)	$(59,207)	$(173,525)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.01)	$(0.04)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,354,939	10,782,382	21,376,918	19,896,011

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended June 30, 2019

(UNAUDITED)

					Additional		Accumulated Other	Total
	Common Stock		Treasury Stock, at cost		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2018	21,216,918	$2,122	-	$-	$1,695,645	$(2,094,690)	$(30,179)	$(427,102)

Common stock issued for cash	160,000	16			47,984			48,000

Net loss						(106,494)		(106,494)

Foreign currency translation adjustment							233	233

Balance, December 31, 2018	21,376,918	2,138	-	-	1,743,629	(2,201,184)	(29,946)	(485,363)

Net loss						(12,274)		(12,274)

Foreign currency translation adjustment							(2,930)	(2,930)

Balance, March 31, 2019	21,376,918	2,138	-	-	1,743,629	(2,213,458)	(32,876)	(500,567)

Net loss						(61,830)		(61,830)

Foreign currency translation adjustment							2,623	2,623

Balance, June 30, 2019	21,376,918	$2,138	-	$-	$1,743,629	$(2,275,288)	$(30,253)	$(559,774)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended June 30, 2018

(UNAUDITED)

					Additional		Accumulated Other	Total
	Common Stock		Treasury Stock, at cost		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2017	5,350,000	$535	-	$-	$766,721	$(1,546,324)	$(18,693)	$(797,761)

Capital contribution from shareholders					928,332			928,332

Net loss						(195,383)		(195,383)

Foreign currency translation adjustment							(20,257)	(20,257)

Balance, December 31, 2017	5,350,000	535	-	-	1,695,053	(1,741,707)	(38,950)	(85,069)

Share issued in reverse merger	14,486,670	1,449	166,667	(250)	(251,020)			(249,821)

Net loss						(75,529)		(75,529)

Foreign currency translation adjustment							1,128	1,128

Balance, March 31, 2018	19,836,670	1,984	166,667	(250)	1,444,033	(1,817,236)	(37,822)	(409,291)

Common stock issued for debenture conversion	1,080,000	108			161,892			162,000

Share adjustment	248	-						-

Net loss						(179,180)		(179,180)

Foreign currency translation adjustment							5,655	5,655

Balance, June 30, 2018	20,916,918	$2,092	$166,667	$(250)	$1,605,925	$(1,996,416)	$(32,167)	$(420,816)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,598)	$(450,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,119	28,560
Gain on disposal of property and equipment	-	26,529
Amortization of debt discount on note payable	-	12,945
Changes in operating assets and liabilities:
Accounts receivable	1,892	250
Prepaid expenses	(4,978)	(1,008)
Other receivable	(320)	577
Security deposits	-	32,910
Accrued liabilities and other payables	9,568	(224,600)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(157,317)	(573,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	145
Proceeds from disposal of property and equipment	-	31
Purchase of property and equipment	-	(8,479)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(8,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(42,922)	(241,294)
Proceeds from related parties	138,837	802,024
Proceeds from stock issuance	48,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	143,915	560,730

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17)	539

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,419)	(20,963)

CASH AND CASH EQUIVALENTS - beginning of period	21,941	35,456

CASH AND CASH EQUIVALENTS - end of period	$8,522	$14,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$4,060	$-
Common stock issued for debenture conversion and accrued interest	$-	$162,000
Capital contribution in the form of reduction of related party loans	$-	$928,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of CXKJ, its wholly owned subsidiaries, CX Cayman, CX HK, CX Network, and its VIE, Shenzhen CX. All intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2018 included in the Form 10-K filed with the SEC on January 15, 2019.

GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,275,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2019 and September 30, 2018, accounts receivable consisted of the following:

	June 30, 2019	September 30, 2018
Accounts receivable	$545	$2,426
Allowance for doubtful accounts	-	-
	$545	$2,426

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At June 30, 2019 and September 30, 2018, property and equipment consisted of the following:

	June 30, 2019	September 30, 2018
Office equipment	$54,612	$54,605
Furniture and fixtures	20,938	20,935
Sub-total	75,550	75,540

Less: accumulated depreciation	(46,644)	(29,615)

Property and equipment, net	$28,906	$45,925

For the nine months ended June 30, 2019 and 2018, depreciation expense amounted to $17,119 and $28,560, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of June 30, 2019 and September 30, 2018, the balance of the short-term loans was $57,497. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine months ended June 30, 2019 and 2018.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first $0.26 million (HK$2 million), the excess part will be taxed at 16.5%. CX HK did not earn any income that was derived in Hong Kong for the nine months ended June 30, 2019 and 2018. Therefore, CX HK was not subject to Hong Kong profits tax for the periods reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the nine months ended June 30, 2019 and 2018. Management currently does not expect that CX Network will generate any taxable income in the near future.

Shenzhen CX was incorporated in the PRC. For the nine months ended June 30, 2019 and 2018, Shenzhen CX incurred net operating losses and, accordingly, no provision for income taxes has been recorded. A full valuation allowance has been provided against Shenzhen CX’s unused deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 7 – STOCKHOLDERS’ DEFICIT

In October and December 2018, the Company entered into purchase agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 160,000 shares of common stock, par value $0.0001 per share, with a purchase price of $0.30 per share. The Company received gross proceeds of $48,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	June 30, 2019	September 30, 2018
Jiyin Li	$1,279	$1,279
Huibin Su	458,536	373,115
Chaoran Zhang	14,565	-
Total	$474,380	$374,394

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the nine months ended June 30, 2019 and 2018, the Company obtained loans from the above related parties in the amount of $138,837 and $802,024, respectively, and made repayment to them in the amount of $42,922 and $241,294, respectively.

During the nine months ended June 30, 2019, Huibin Su paid $4,060 of expenses on behalf of the Company.

During the nine months ended June 30, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

In addition, during the nine months ended June 30, 2019, a friend of Huibin Su provided office space to CX HK free of charge, and FirstWisdom, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost.

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

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018.   In addition, we relocated from Shenzhen city to Dongguan city during the third quarter of fiscal year ended September 30, 2018. Most of our employees, including 5 full time marketing and supporting personnel, prior to relocation were local residents in Shenzhen city and they elected to resign as a result of our relocation. In July 2018, we hired 2 additional full time marketing and supporting personnel for Little Love on multiple channels, there has been an increase in the subscription of Little Loves since July 2018. As of June 30, 2019, we have 1 full time marketing and supporting personnel for Little Love. Hotchat was much less impacted by the relocation of the Company as the Company has not devoted much sources in marketing and maintenance of Hotchat other than maintaining its existing distribution channels for Hotchat since 2017.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. We have been actively developing co-operation relationship with other developers and operators of two games since March 2018. Due to the control of mobile game version number by Chinese government in 2019, it’s hard to co-develop and co-operate with other parties. Now the Company has stopped the operation on these two games and was looking for better cooperation.

As of June 30, 2019, we had approximately 2,772,733 registered members for Little Love, 137,490 registered members for Hotchat.

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

Financial Operations Overview

Results of Operations for the three months ended June 30, 2019 and 2018.

Revenues

For the three months ended June 30, 2019, we had total revenues of $18,943 as compared to $27,544 for the three months ended June 30, 2018. The revenues during the three months ended June 30, 2019 were mainly generated through in-app purchases in our mobile applications Little Love. The decrease of $8,601, or 31%, during the three months ended June 30, 2019 was primarily due to the reduction in marketing and promotion activities, which led to the decrease of in-app purchase on Hot Chat and Little Love.

Cost of Revenues

For the three months ended June 30, 2019 and 2018, cost of revenues amounted to $767 and $4,736, respectively. The decrease of cost of revenues during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to the decrease of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the three months ended June 30, 2019 and 2018, gross profit amounted to $18,176 and $22,808, respectively. The decrease of gross profit during the three months ended June 30, 2019 compared to the comparative period in 2018 was primarily attributable to the decrease in the revenues.

Selling Expenses

For the three months ended June 30, 2019 and 2018, selling expenses amounted to $0 and ($2,403), respectively. The change in selling expenses in the amount of $2,403 was primarily attributable to a refund of promotion in the three months ended at June 30, 2018.

General and Administrative Expenses

For the three months ended June 30, 2019 and 2018, general and administrative expenses amounted to $78,194 and $180,746, respectively. The decrease of general and administrative expenses in the amount of $102,552 or 57% was primarily attributable to the decrease of salary expense, professional fees, and lease expense.

Research and Development Expenses

For the three months ended June 30, 2019 and 2018, research and development expenses amounted to $1,501 and $12,853, respectively. The decrease of research and development expenses in the amount of $11,352 or 88% during the three months ended June 30, 2019 was primarily attributable to the decreased activities in developing new games and applications.

Other Expenses

For the three months ended June 30, 2019, total other expenses was $311 as compared to $10,792 for the three months ended June 30, 2018. The decrease in other expenses is primarily attributable to around $13,000 of the amortization of convertible debt discount for three months ended June 30, 2018.

Net loss

For the three months ended June 30, 2019 and 2018, net loss amounted to $61,830 and $179,180, respectively. The decrease of net loss in the amount of $117,350 or 65% for the three months ended June 30, 2019 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,623 for the three months ended June 30, 2019 as compared to a foreign currency translation gain of $5,655 for the three months ended June 30, 2018. This non-cash gain had an effect of decreasing our reported comprehensive loss.

Comprehensive Loss

For the three months ended June 30, 2019, comprehensive loss of $59,207 is derived from our net loss of $61,830. For the three months ended June 30, 2018, comprehensive loss of $173,525 is derived from our net loss of $179,180.

Results of Operations for the Nine Months ended June 30, 2019 and 2018.

Revenues

For the nine months ended June 30, 2019, we had total revenues of $67,589, as compared to $461,733 for nine months ended June 30, 2018. The revenues were mainly generated through in-app purchases in our mobile applications Hot Chat and Little Love. The decrease of $394,144, or 85%, during the nine months ended June 30, 2019 was primarily attributable to the significantly decreased subscription of Little Love and Eternal Tribe, and in-app purchases.

Cost of Revenues

For the nine months ended June 30, 2019 and 2018, cost of revenues amounted to $12,289 and $37,993, respectively. The decrease of cost of revenues in 2019 was primarily attributable to the decrease of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the nine months ended June 30, 2019 and 2018, gross profit amounted to $55,300 and $423,740, respectively. The decrease of gross profit for the nine months ended at June 30, 2019 was primarily attributable to the decrease in revenues.

Selling Expenses

For the nine months ended June 30, 2019 and 2018, selling expenses amounted to $0 and $88,103, respectively. The decrease of selling expenses in the amount of $88,103 in the nine months ended June 30, 2019 was primarily attributable to decrease in promotion expense.

General and Administrative Expenses

For the nine months ended June 30, 2019 and 2018, general and administrative expenses amounted to $278,761 and $518,705, respectively. The decrease of general and administrative expenses of $239,944 or 46% during the nine months ended June 30, 2019 was primarily attributable to the decrease of salaries expense, professional fees and lease expense.

Research and Development Expenses

For the nine months ended June 30, 2019 and 2018, research and development expenses amounted to $2,001 and $355,402, respectively. The decrease of research and development expenses in the amount of $353,401 or 99% was primarily attributable to the decreased activities in developing new games and applications.

Other Income

For the nine months ended June 30, 2019, total other income was $44,864 as compared to total other income of $88,378 for the nine months ended June 30, 2018. The decrease in other income is primarily attributable to subsidy of the RMB 315,000 (approximately $46,000) granted by the government during nine months ended June 30, 2019, as compared to the RMB 1,000,000 (approximately $155,000) forfeited deposit by Guangzhou Investment Co. under the Cooperative Agreement which partially offset by about $69,000 of adjustment on leasehold improvement, non-refundable rent deposit and amortization of convertible debt discount for the nine months ended June 30, 2018.

Net loss

For the nine months ended June 30, 2019 and 2018, net loss amounted to $180,598 and $450,092, respectively. The decrease of net loss in the amounts of $269,494 was a result of the factors described above.

Foreign Currency Translation Adjustment

The functional currency of our variable interest entity (the “VIE”) operating in the PRC is the Chinese Yuan or RMB. The financial statements of our VIE are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $74 for the nine months ended June 30, 2019 as compared to a foreign currency translation loss $13,474 for the nine months ended June 30, 2018. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

For the nine months ended June 30, 2019, comprehensive loss of $180,672 is derived from the sum of our net loss of $180,598 plus foreign currency translation loss of $74. For the nine months ended June 30, 2018, comprehensive loss of $463,566 is derived from the sum of our net loss of $450,092 plus foreign currency translation loss of $13,474.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2019, the Company’s working capital deficit was approximately $589,000 as compared to working capital deficit of approximately $477,000 as of September 30, 2018. As of June 30, 2019 and September 30, 2018, the Company’s accumulated deficit was approximately $2,275,000 and $2,095,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(157,317)	$(573,929)
Cash flows used in investing activities	$-	$(8,303)
Cash flows provided by financing activities	$143,915	$560,730
Effect of exchange rate on cash and cash equivalent	$(17)	$539
Net decrease in cash and cash equivalents	$(13,419)	$(20,963)

Operating Activities.

Net cash used in operating activities totaled $157,317 for the nine months ended June 30, 2019, which was attributable to the net loss of approximately $181,000, offset by an increase of accrued liability and other payable around $10,000 and the depreciation expense of around $17,000, as compared to net cash used in operating activities of $573,929 for the nine months ended June 30, 2018.

Investing Activities.

Net cash used in investing activities for the nine months ended June 30, 2019 was $0 as compared to $8,303 for the nine months ended June 30, 2018. The decreased in cash used in investing activities for the nine months ended June 30, 2019 was mainly due to the Company did not purchase any fixed assets.

Financing Activities.

Net cash provided by financing activities for the nine months ended June 30, 2019 was $143,915 as compared to $560,730 for the nine months ended June 30, 2018. The decrease in cash provided by financing activities for the nine months ended June 30, 2019 was mainly due to the decrease of proceeds from related party and partially offset by the decrease in repayment to related party.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,275,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2019 and September 30, 2018, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the nine months ended June 30, 2019, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter covered by this quarterly report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

CX NETWORK GROUP, INC.

Date: August 13, 2019	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director