Form 10-K
period 2019-09-30
CX Network Group, Inc.
filed 2019-12-30
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of 4,693,584 shares of Common Stock held by non-affiliates of the registrant as of March 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,408 based on the last sale price of the registrant’s common stock on such date of $0.0003 per share, as reported in the OTC Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 30, 2019, the registrant had 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2019

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

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “CX” and “CXKJ” shall mean CX Network Group, Inc., a Nevada corporation (previously known as mLight Tech, Inc., a Florida corporation), its owned subsidiary Chuangxiang Holdings Inc.(“CX Cayman”), Chuangxiang (Hong Kong) Holdings Limited (“CX HK”), Chuangxiang Network Technology (Shenzhen) Limited (“CX Network”) and Shenzhen Chuangxiang Network Technology Limited (“Shenzhen CX”), which is controlled by us via various contracts.

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

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. Little Love is currently under development and upgrade. The Company believes it will relaunch its advertisement for the Little love in the second quarter of 2020.

Our self-developed mobile gaming application is Eternal Tribe (“永恒部落”) which was launched by us in January 2018. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases. Eternal Tribe is Android-based mobile games developed solely by us to diversify our product portfolio. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an upgraded version of Eternal Tribe in July 2018 and engaged third party to co-market and co-operate Eternal Tribe on different platforms and channels. However, based on the market responses, we suspended Eternal Tribe in November 2018 and dismissed the development team for Eternal Tribe. The revenue from Eternal Tribe was immaterial for the year ended September 30, 2019. We plan to focus our limited resources on other games that we are co-developing or co-operating; or about to develop or operate with other parties.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. We have been actively developing co-operation relationship with other developers and operators since March 2018. There are two games that we co-operated with their developers: Magician Hero (“魔纹游戏”) and Shu Mountain Fantasy (“蜀山奇缘”) of which we were responsible for marketing, co-operating and maintenance on the platforms and channels introduced by us. Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. There was no revenue of the co-operations with other developers or operators for the year ended September 30, 2019. The co-operation agreements with other developers have expired by May 2019.

As of September 30, 2019, we had approximately 3,475,423 registered members for Little Love, 143,453 registered members for Hotchat.

The Share Exchange

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,301,435 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Corporate Structure

CX Network Group, Inc., or CXKJ, a Nevada corporation, (previously known as “mLight Tech Inc.” or “MLGT”, a Florida corporation), is a holding company that owns 100% of the issued and outstanding capital stock of Chuangxiang Holdings Inc., or CX Cayman, which was incorporated on February 4, 2016 under the laws of Cayman Islands. CX Cayman owns 100% of Chuangxiang (Hong Kong) Holdings Limited, or CX HK, since December 1, 2016. CX HK operates through its subsidiary, Chuangxiang Network Technology (Shenzhen) Limited, or CX Network. CX Network was incorporated on April 12, 2016 under the laws of People’s Republic of China (“PRC”) as a wholly foreign owned enterprise and is engaged in the business of mobile applications development, commercial information consulting, cultural activities planning, marketing and advertising.

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

The online personals industry in China has experienced significant growth in recent years. According to 2018 China’s Online Dating & Matchmaking Report, the revenue of China’s online dating & matchmaking sector reached approximately 712 million USD in 2016, accounting for 49.1% of the total revenue of dating & matchmaking market. It is expected that the proportion will expand to 63.1% by 2021. Members of the millennial generation (individuals under 35 years old) tend to have the highest usage of online or mobile personals sites because of the large gender imbalance caused by one-child policy launched by Chinese government back in 1980. (source: https://www.iresearch.com.cn/Detail/report?id=3339&isfree=0)

Another focus of our business is mobile gaming. According to the 2018 China Mobile Game Industry Research Report, in March 2018, the Chinese government suspended the approval of game numbers, which is a part of the approval document of the State Administration of Press, Publication, Radio, Film and Television agreeing to the relevant game publishing and online operation. Such approval of game numbers reopened in December 2018, resulting in a significant decrease in the number of new games in the Chinese game market. The proportion of the Chinses game market in the global market has fallen for the first time in the following six years, from 33% in 2017 to 27% in 2018. However, the Chinese mobile game market still maintains an upward trend in 2018, with market size of RMB 164.6 billion, an increase of 10.5% over 2017. In 2018, the number of Chinses mobile gamers was 626 million, an increase of 2.7% as compared to that in 2017. The Chinese mobile game market officially entered the era of inventory from the incremental era. In the future, the Chinese mobile game market will continue to strengthen the game operations to enhance users’ gaming experience. (source:https://www.iresearch.com.cn/Detail/report?id=3405&isfree=0)

Our Products

Online Dating Products

Our core subscription online dating services offer single adults a convenient and secure setting for meeting other singles. Users of our mobile applications are encouraged to become registered members and post profiles. Posting a profile is a process in which visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members may also post photos of themselves. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, for a member to initiate email and instant message communication with others, that member must purchase a subscription and become a subscriber. A subscription affords access to the paying subscribers’ on-site email, mobile chat, and instant messaging systems, enabling such subscribers to communicate with other members and paying subscribers. Our uses make in-app purchases on an on-demand basis. Our users can pay subscription fee on monthly or annual basis to receive discounted prices for in-app purchases and additional or expanded features available only for subscribers. As of September 30, 2018, we had 2,300,667 users in Little Love and 132,881 users in Hot Chat, respectively. As of September 30, 2019, we had approximately 3,475,423 registered members for Little Love and 143,453 registered members for Hotchat, respectively.

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

Mobile Gaming Products

Our R&D department has been focusing on the development of mobile gaming products. In January 2018, we launched Eternal Tribe, a mobile game where our users can deposit fund on as needed basis for the in-app purchases. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an upgraded version of Eternal Tribe in July 2018 and engaged third party to co-market and co-operate Eternal Tribe on different platforms and channels.

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

Other Products

There are two games that we co-operated with their developers: Magician Hero (魔纹游戏) and Shu Mountain Fantasy (蜀山奇缘). Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. We were responsible for introducing the games to third parties’ platform or channels, marketing and promotions, operation and maintenance on those platforms or channels introduced by us.

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

Since April 2018, we temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love. Little Love is currently under development and upgrade. The Company believes it will relaunch its advertisement for the Little love in the second quarter of 2020. In November 2018, based on the market responses, we suspended Eternal Tribe and dismissed the development team for Eternal Tribe. We plan to focus our limited resources on other games that we are co-developing or co-operating; or about to develop or operate with other parties.

Research and Development

We have an in-house R&D team consisting of skilled engineers to develop our apps. For the years ended September 30, 2019 and 2018, research and development expenses amounted to $16,604 and $359,775, respectively. The decrease of research and development expenses in the amount of $343,171 or 95% for the year ended September 30, 2019 was primarily attributable to the decreased activities in developing new games and applications.

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

Business License

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. Following the Share Exchange, we conduct our business through our control of Shenzhen CX. Each of CX Network and Shenzhen CX holds a business license that covers its present business. The business license of CX Network was issued in April 2016. The scope of registered business of CX Network includes computer information systems, cloud storage, cloud computing, technology development, technical advice, technology transfer and technical services (excluding restricted and prohibited items, involving license management and other special regulations management, obtaining permission to operate); computer hardware and software, integrated circuit technology development, technical consulting, technology transfer and technical services, computer programming, scientific and technological information consultation (excluding restricted items). (The business license of Shenzhen CX was issued in August 2015. The scope of registered business of Shenzhen CX includes mobile phone software development (excluding limited items), computer software and hardware technology development and sales, economic information consulting, business management consulting (none of the above include restricted items); domestic trade (excluding franchise, Monopoly, Shangkong); import and export business (excluding items prohibited by laws and administrative regulations) and others.

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

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax (“VAT”) ,their implementing rules and note on the policy regarding simplify VAT rate, all entities and individuals that are engaged in the sale of goods and the provision of value added services in China. Our VAT rates are 16%, 10%, and 6% in manufacturing, traditional services and modern services respectively, less any deductible VAT already paid or borne by the taxpayer. We are subject to 6% VAT rate as a company in modern services.

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

In March 2016, the Ministry of Finance and SAT jointly issued the Pilot Program of Replacing Business Tax with Value-Added Tax (“VAT”) in an All-round Manner, or Circular 36, effective from May 2016, according to which PRC tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance, as well as other lifestyle service sectors, replacing the business tax replacing the business tax that co-existed with VAT for over 20 years. The VAT rates applicable to us may be generally higher than the business tax rate we were subject to prior to the implementation of Circular 36. For example, the VAT rate for sale and leasing of self-developed real estate will be increased from 5% (business rate) to 11%. However, VAT rate for leasing of real estate which was owned by general taxpayer before April 30, 2016, will be reduced to 5%. The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises.

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

Employees

As of September 30, 2019, we have 3 full time employees covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We actively seek acquisition targets to complement our existing business and the Company plans to hire additional employees as required once we identify and merge with a target company.

Intellectual Property

We do not have any intellectual property. The following intellectual property is registered under and owned by Shenzhen CX and granted to us through the IP License Agreement:

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

Computer Software	Registered Area	Registration Number	Description	Registering Authority	Registration Date
Mobile game “Qingyunzongshi” software V1.0	China	2018SR238455	Online fantasy mobile game based on Chinese mythical realm	National Copyright Administration of the People’s Republic of China (“NCAC”)	4/2018
Mobile game “Juetianji” software V1.0	China	2018SR238453	Real-time combat mobile game based on martial arts stories in Song dynasty	NCAC	4/2018
Mobile game “Gujianqiyuan” software V1.0	China	2018SR238142	Online fantasy mobile game based on Chinese mythical realm	NCAC	4/2018
Mobile game “Haituyizhi” software V1.0	China	2018SR238436	Online fantasy mobile game based on Chinese mythical realm	NCAC	4/2018
Mobile game “Shushanqiyuan” software V1.0	China	2018SR179490	Role-playing mobile game based on Chinese fantasy	NCAC	3/2018
Online game “Eternal Tribe” software V1.0	China	2017SR259394	Online fantasy mobile game based on Greek mythology	NCAC	6/2017
Bole Guangdong Mahjong software, V1.0	China	2017SR260719	Mobile board and card game	NCAC	6/2017
Little Love Lover Pairing android platform V. 1.0.7	China	2017SR133444	Mobile dating and social application	NCAC	4/2017
Little flame social software android platform	China	2016SR342537	Social network platform	NCAC	11/2016
You have a date android platform	China	2016SR342565	Social network platform	NCAC	11/2016
Little Love ios platform V1.0.0	China	2016SR250624	Mobile dating and social application	NCAC	7/2016
Hot-Chat Chatting Sytem (ios) V1.0.0	China	2016SR052205	Social network platform	NCAC	3/2016
Hot-Chat Social Application V1.0	China	2015SR209323	Social network platform	NCAC	10/2015
Mobile game “Wild World” software V1.0	China	2018SR910617	Wild style mobile game	NCAC	9/2018
Mobile game “Fairy Tale” software V1.0	China	2018SR910350	Pet development class mobile game	NCAC	5/2018
Mobile game “Imperial Spirit Fairy Way” software V1.0	China	2018SR911074	Fantasy class mobile game	NCAC	5/2018
Mobile game “Imperial City Conquest” software V1.0	China	2018SR913269	Sports class mobile game	NCAC	8/2018

Mobile game “Fantasy adventure” software V1.0	China	2018SR913275	Adventure style mobile game	NCAC	8/2018
Hot-Chat Live Broadcast Application V1.0	China	2018SR913032	Live broadcast application	NCAC	8/2018
Mobile game “Fengtianjue” software V1.0	China	2018SR910450	Fantasy style mobile game	NCAC	6/2018
Mobile game “Miracle Throne” software V1.0	China	2018SR913036	Role playing real-time strategy game series	NCAC	7/2018
Mobile game “Carefree Leisure” software V1.0	China	2018SR910466	Realistic style mobile game	NCAC	6/2018
Mobile game “Legend of God Origin” software V1.0	China	2018SR910461	Big world adventure mobile game	NCAC	6/2018
Moblie game “Eternal Legend”	China	2018SR291178	Role playing real-time strategy game series	NCAC	4/2018
software V1.0
Moblie game “Calamity Era”	China	2018SR871486	Fantasy class mobile game	NCAC	10/2018
software V1.0
Moblie game “Martail Art King”	China	2018SR842073	Acting role playing mobile game	NCAC	10/208
software V1.0
Hot-Chat android platform	China	2018SR912032	Social	NCAC	11/2018

Trademarks: In China, the term of a registered trademark is 10 years. The owner can apply extension with the trademark office within six months before or after the expiration. The review process of a trademark application usually takes about one year in China.

Trademarks	Registered Area	Trademark Number	Category Description	Registering Authority	Term
	China	TMZC18469330D01T170306	Category 38(1) Category 45(2)	Trademark Office of The State Administration For Industry & Commerce of the People’s Republic of China (the “Trademark Office”)	1/2017-1/2027
Live Love	China	Not available	Category 9 (3) Category 38(1) Category 41(4) Category 42(5) Category 45(2)	The Trademark Office	Processing, pending approval
	China	TMZC26628755D01T181117	Category 38(1) Category 45(2) Category 36(6)	The Trademark Office	10/2018-10/2028

(1)	Category 38 includes information transmission; telephone communication; computer terminal communication; computer-aided information and image transmission; providing global computer network telecommunications connection service; providing global computer network user service; providing Internet chat room; providing database access service; Transmission; digital file transfer.

(2)	Category 45 includes dating services; open insurance lock; marriage introduction; fire control; organization of religious rallies; adoption agency; lost property; fire extinguisher rental; fire extinguisher rental; plan and arrange wedding services.

(3)	Category 9 includes data processing equipment; computer storage device; computer; recorded computer operating program; disk; floppy disk; recorded computer operating program; encoded magnetic card; microprocessor; computer software (recorded).

(4)	Category 41 includes organizational culture or educational exhibitions; organizing sports competitions; organizing performances (performances); arranging and organizing concerts; organizing for recreational purposes; arranging and organizing concerts; arranging and organizing concerts; fashion show; fashion show for entertainment.

(5)	Category 42 includes computer software design; computer software update; computer hardware design and development consulting; computer software rental; recovery of computer data; computer software design; computer software design; computer software maintenance; computer software system analysis; computer system design; computer program copy; tangible data or files into electronic media; computer software installation; computer program and data conversion (non-tangible conversion); computer software consulting; network server rental; provide internet search engine.

(6)	Category 36 includes organization collection; credit card payment processing; debit card payment processing; electronic transfer; online banking; insurance consulting; brokerage; trustee management; electronic credit card transaction processing; online real-time currency transaction (cut-off).

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

	High	Low
Fiscal Year 2018
First quarter ended December 31, 2017	$0	$0
Second quarter ended March 31, 2018	$0	$0
Third quarter ended June 30, 2018	$0.03	$0
Fourth quarter ended September 30, 2018	$0.10	$0

Fiscal Year 2019
First quarter ended December 31, 2018	$0.01	$0.01
Second quarter ended March 31, 2019	$0	$0
Third quarter ended June 30, 2019	$0.01	$0.01
Fourth quarter ended September 30, 2019	$0.18	$0.15

Holders

As of December 30, 2019, there were 24 registered holders of record of our common stock.

Dividends

There were no dividends paid during the years ended September 30, 2019 or 2018.

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal year ended September 30, 2019, the Company has not adopted any incentive plan.

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

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. Little Love is currently under development and upgrade. The Company believes it will relaunch its advertisement for the Little love in the second quarter of 2020.

Our self-developed mobile gaming application is Eternal Tribe (“永恒部落”) which was launched by us in January 2018. For Eternal Tribe, our users can deposit fund on as needed basis for the in-app purchases. Enteral Tribe is Android-based mobile games developed solely by us to diversify our product portfolio. We updated Eternal Tribe based on the collected user experiences and market feedbacks and launched an upgraded version of Eternal Tribe in July 2018 and engaged third party to co-market and co-operate Eternal Tribe on different platforms and channels. However, based on the market responses, we suspended Eternal Tribe in November 2018 and dismissed the development team for Eternal Tribe. The revenue from Eternal Tribe was immaterial for the year ended September 30, 2019. We plan to focus our limited resources on other games that we are co-developing or co-operating; or about to develop or operate with other parties.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. We have been actively developing co-operation relationship with other developers and operators since March 2018. There are two games that we co-operated with their developers: Magician Hero (“魔纹游戏”) and Shu Mountain Fantasy (“蜀山奇缘”) of which we were responsible for marketing, co-operating and maintenance on the platforms and channels introduced by us. Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. There was no revenue from the co-operations with other developers or operators for the year ended September 30, 2019. The co-operation agreements with other developers have expired by May 2019.

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

Financial Operations Overview

Results of Operations for the years ended September 30, 2019 and 2018

	2019		2018
		% of Sale		% of Sale
Revenues	$83,851		$505,080
Cost of Revenues	12,877	15%	72,590	14%
Gross Profit	70,974	85%	432,490	86%
Operating Expenses:
Selling expenses	-	-	80,040	16%
General and administrative expenses	333,373	398%	626,826	124%
Research and development expenses	16,604	20%	359,775	71%
Total Operating Expenses	349,977	417%	1,066,641	211%
Loss from Operations	(279,003)	(333)%	(634,151)	(126)%
Other Income	72,258	86%	85,785	(17)%
Loss Before Income Taxes	(206,745)	(247)%	(548,366)	(109)%
Income Taxes	-	-	-	-
Net Loss	$(206,745)	(247)%	$(548,366)	(109)%

Revenues

For the year ended September 30, 2019, we had total revenues of $83,851 as compared to $505,080 for the year ended September 30, 2018. The revenues during fiscal year 2019 were mainly generated through in-app purchases in our mobile applications Hot Chat and Little Love. The decrease of $421,229, or 83%, during the year ended September 30, 2019 was primarily due to the reduction in marketing and promotion activities, which led to the decrease of in-app purchase on Hotchat and Little Love. The number of active users of Hotchat and Little Love decreased, resulting in a significant drop in revenue.

Cost of Revenues

For the years ended September 30, 2019 and 2018, cost of revenues amounted to $12,877 and $72,590, respectively. The decrease of cost of revenues in the year ended September 30, 2019 compared to the year ended September 30, 2018 was primarily attributable to the decrease of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the years ended September 30, 2019 and 2018, gross profit amounted to $70,974 and $432,490, respectively. The decrease of gross profit during the year ended September 30, 2019 compared to the year of 2018 was primarily attributable to the decrease in the revenues.

Selling Expenses

For the years ended September 30, 2019 and 2018, selling expenses amounted to $0 and $80,040, respectively. The decrease of selling expenses in the amount was primarily attributable to the reduction in marketing and promotion activities.

General and Administrative Expenses

For the years ended September 30, 2019 and 2018, general and administrative expenses amounted to $333,373 and $626,826, respectively. The decrease of general and administrative expenses in the amount of $293,453 or 47% was primarily attributable to the decrease of salaries expense, professional fees, lease expense and the revoke of Guangzhou office.

Research and Development Expenses

For the years ended September 30, 2019 and 2018, research and development expenses amounted to $16,604 and $359,775, respectively. The decrease of research and development expenses in the amount of $343,171 or 95% during the year ended September 30, 2019 was primarily attributable to decreased activities in developing new games and applications.

Other Income

For the year ended September 30, 2019, total other income was $72,258, which was primarily attributable to the subsidy from government totally for RMB584,500 (approximately $85,000) and partially offset by the other expenses and interest expense in amount of $11,000.

For the year ended September 30, 2018, total other income was $85,785, which was primarily attributable to the RMB 1,000,000 (approximately $150,000) forfeited deposit by Guangzhou Investment Co. (defined herein below) under a Cooperative Agreement (defined herein below), partially offset by amortization of convertible debt discount around $13,000, and loss on disposal of property and equipment and loss on rent deposit totally around $56,000.

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

Net loss

For the years ended September 30, 2019 and 2018, net loss amounted to $206,745 and $548,366, respectively. The decrease of net loss in the amounts of $341,621 or 62% for the year ended September 30, 2019 was a result of the factors described above.

Foreign Currency Translation Adjustment

The functional currency of our Shenzhen CX, Guangzhou CX and Dongguan CX operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of entities in China are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $4,359 for the year ended September 30, 2019 as compared to a foreign currency translation loss of $11,486 for the year ended September 30, 2018. This non-cash gain (loss) had the effect of decreasing (increasing) our reported comprehensive loss.

Comprehensive Loss

For the year ended September 30, 2019, comprehensive loss of $202,386 is derived from our net loss of $206,745. For the year ended September 30, 2018, comprehensive loss of $559,852 is derived from net loss of $548,366.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2019, the Company’s working capital deficit was approximately $596,000 as compared to working capital deficit of approximately $477,000 as of September 30, 2018. As of September 30, 2019 and September 30, 2018, the Company’s accumulated deficit was approximately $2,301,000 and $2,095,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for years ended September 30, 2019 and 2018:

	Years Ended September 30,
	2019	2018
Net cash used in operating activities	$(151,463)	$(657,067)
Cash flows used in investing activities	$-	$(8,303)
Cash flows provided by financing activities	$135,511	$651,824
Effect of exchange rate on cash and cash equivalent	$(131)	$31
Net decrease in cash and cash equivalents	$(16,083)	$(13,515)

Net cash used in operating activities for the year ended September 30, 2019 was $151,463 as compared to net cash used in operating activities of $657,067 for the year ended September 30, 2018. The decrease in cash used in operating activities for the year ended September 30, 2019 was mainly due to the increase of change in accrued liability and other payable and decrease of net loss, partially offset by the decrease of change in prepayment and security deposit.

Net cash used in investing activities for the year ended September 30, 2019 was $0 as compared to $8,303 for the year ended September 30, 2018. The decreased in cash used in investing activities for the year ended September 30, 2019 was mainly due to the Company did not have any investing activity in the year ended September 30, 2019.

Net cash provided by financing activities for the year ended September 30, 2019 was $135,511 as compared to $651,824 for the year ended September 30, 2018. The decrease in cash provided by financing activities for the year ended September 30, 2019 was mainly due to the decrease of proceeds from related parties and partially offset by the repayment to related parties.

Critical Accounting Policies and Estimates

Going concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,301,435 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, prepaid expenses, current security deposit, accrued liabilities and other payable, and short-term loans approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid investments which are unrestricted from withdrawal or use with original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable primarily represents the cash due from third-party application stores and other payment channels, net of allowance for doubtful accounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of third-party application stores and other payment channels, current economic conditions and other factors that may affect their ability to pay. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. At September 30, 2019 and September 30, 2018, the Company has determined the risk of uncollected receivable is remote.

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

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion. The Company did not record any impairment charges for the years ended September 30, 2019 and 2018.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2019 and September 30, 2018, the Company did not have any unrecognized tax benefits.

Revenue recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method. Results for the reporting period beginning after October 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. Management has determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to opening retained earnings.

Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer.

The Company currently recognizes revenue from application users in the form of membership subscription and à la carte online credit purchases. Membership subscription is a service package which enables members to enjoy additional functions and privileges. Members pay in advance, primarily by using a debit card or through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, all purchases are final and nonrefundable. Fees collected, in advance for membership subscription, are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to three months. Membership subscription revenue is insignificant for the years ended September 30, 2019 and 2018. À la carte online credit purchases are non-refundable and the risk passes to users when users pay for à la carte features. Revenue from the purchase of à la carte features is recognized at a point in time when the features are enabled upon users paying for the purchase. In the year ended September 30, 2019, the Company also generated revenue from development and sale of application. Revenue from development and sale of application is recognized at a point in time when the application is delivered to and accepted by the customer. Such revenue consists of less than 10% of the total revenue for the year ended September 30, 2019.

Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: being the primary obligor of the sales arrangements that has latitude in establishing prices, having discretion in suppliers selection and assuming credit risks on receivables from customers.

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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the year ended September 30, 2019 and the year ended September 30, 2018 included net loss and unrealized loss (gain) from foreign currency translation adjustments.

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

Operating leases

According to ASC 840, if the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019 and September 30, 2018, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this report for discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in Part III, Item 15 (a) (1) and (2) of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the fiscal year ended September 30, 2019, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Certain material weakness listed above was partially due to our relocation from Shenzhen city to Dongguan city in fiscal year 2018. Most of our employees prior to relocation were local residents in Shenzhen city and they elected to resign as a result of our relocation, including several accounting personnel. We are currently hiring additional personnel in financial reporting and accounting, and we are providing trainings to newly hired personnel. In addition, once our cash position improves, we plan to hire an experienced controller and work to build an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

Because we are a smaller reporting company, this prospectus does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(b)	Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2019 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

Name	Age	Role	Since

Huibin Su	39	Chief Executive Officer, Chief Financial Officer and Director	2017

Jiyin Li	32	Chairman of the Board	2017

Zizhong Huang	30	Chief Operating Officer	2017

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

Jiyin Li, Chairman of the Board. Mr. Li has served as the Chairman of Shenzhen Chuangxiang Network Technology Co., Ltd, a company that engages in the development of mobile and internet software products since August 2015. From August 2015 to June 2016, he was also the CEO of Shenzhen Chuangxiang Network Technology Co. Ltd. From October 2012 to June 2015, he served as the Deputy General Manager of Shenzhen E-Life Technology Co., Ltd., a technology company that develops mobile applications and online games. Mr. Li obtained his Bachelor of Art in business management from Huanghe Science & Technology College.

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

The following table sets forth information concerning the compensation earned for services rendered to the Company for the two fiscal years ended September 30, 2019 and 2018 to each of the following named principal executive officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Huibin Su (CEO)	2019(1)	17,455	-	-	-	-	17,455
	2018(1)	18,352	-	-	-	-	18,352

Zizhong Huang (Chief Operating Officer)	2019(2)	-	-	-	-	-	-
	2018(2)	-	-	-	-	-	-

(1) Mr. Su became our CEO in March 2017. Prior to the closing of the Share Exchange, Mr. Su served as the CEO and CFO of Shenzhen CX and was compensated by Shenzhen CX.

(2) Mr. Zizhong Huang became our Chief Operating Officer in March 2017. Prior to the closing of the Share Exchange, Mr. Huang served as the COO of Shenzhen CX.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal years ended September 30, 2019 and 2018, there were no options granted to our named officers or directors.

Outstanding Equity Awards at 2019 Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2019.

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

The following table sets forth certain information regarding the ownership of our capital stock, as of the date of this prospectus, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of December 30, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of December 30, 2019 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

Other than compensation agreements and other arrangements described in “Executive Officers and Directors Compensation,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last two completed fiscal years; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Stockholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	September 30, 2019	September 30, 2018
Jiyin Li	$1,279	$1,279
Huibin Su	445,607	373,115
Chaoran Zhang	14,013	-
Total	$460,899	$374,394

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the years ended September 30, 2019 and 2018, the Company obtained loans from the above related parties in the amount of $164,466 and $797,796, respectively, and made repayment to them in the amount of $76,955 and $248,712, respectively.

During the years ended September 30, 2019 and 2018, Huibin Su paid expenses on behalf of the Company in the amount of $4,060 and $5,356, respectively.

During the year ended September 30, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

In addition, during the years ended September 30, 2019 and 2018, a friend of Huibin Su provided office space to Shenzhen CX free of charge, and Dongguan FirstWisdom Listing Services Co., Ltd, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost. During the year ended September 30, 2019, a friend of Huibin Su provided office space to CX HK free of charge. Yi Zhang, a friend of Huibin Su, also provided non-compensated accounting services to the Company during the year ended September 30, 2019.

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

The following table shows the fees that were billed for audit and other services provided by MaloneBailey LLP, our independent accountants for the fiscal years ended September 30, 2019 and 2018:

	Fiscal Year Ended September 30,
	2019	2018
Audit Fees(1)	$61,000	$58,616
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$61,000	$58,616

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our entire board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended September 30, 2019, is compatible with maintaining the auditor’s independence.

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

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-19 of this report.

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

CX Network Group, Inc. (Registrant)

Date: December 30, 2019	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Repot has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Huibin Su	Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director	December 30, 2019
Huibin Su	(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Jiyin Li	Chairman and Director	December 30, 2019
Jiyin Li

CX NETWORK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2019 and 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CX Network Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CX Network Group, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

December 30, 2019

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,858	$21,941
Accounts receivable	453	2,426
Prepaid expenses	1,051	1,840
Security deposit, current	4,204	-
Other receivables	2,490	2,363
Total Current Assets	14,056	28,570

Property and equipment, net	14,380	45,925
Security deposit, non-current	-	4,369
Total Non-current Assets	14,380	50,294
Total Assets	$28,436	$78,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$460,899	$374,394
Accrued liabilities and other payables	91,528	74,075
Short-term loans	57,497	57,497
Total Current Liabilities	609,924	505,966

Total Liabilities	609,924	505,966

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at September 30, 2019; 21,216,918 shares issued and outstanding at September 30, 2018	2,138	2,122
Additional paid-in capital	1,743,629	1,695,645
Accumulated deficit	(2,301,435)	(2,094,690)
Accumulated other comprehensive loss	(25,820)	(30,179)

Total Stockholders’ Deficit	(581,488)	(427,102)

Total Liabilities and Stockholders’ Deficit	$28,436	$78,864

The accompanying notes are an integral part of these consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended September 30,
	2019	2018

REVENUES	$83,851	$505,080
COST OF REVENUES	12,877	72,590
GROSS PROFIT	70,974	432,490

OPERATING EXPENSES:
Selling expenses	-	80,040
General and administrative expenses	333,373	626,826
Research and development expenses	16,604	359,775
Total Operating Expenses	349,977	1,066,641

LOSS FROM OPERATIONS	(279,003)	(634,151)

OTHER INCOME	72,258	85,785

LOSS BEFORE INCOME TAXES	(206,745)	(548,366)

INCOME TAXES	-	-

NET LOSS	$(206,745)	$(548,366)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	4,359	(11,486)

COMPREHENSIVE LOSS	$(202,386)	$(559,852)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,360,479	13,355,471

The accompanying notes are an integral part of these consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Years Ended September 30, 2019 and 2018

	Common Stock		Treasury Stock, at cost		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2017	5,350,000	$535	-	$-	$766,721	$(1,546,324)	$(18,693)	$(797,761)

Shares issued in reverse merger	14,486,670	1,449	166,667	(250)	(251,020)	-	-	(249,821)

Cancellation of treasury stock	-	-	(166,667)	250	(250)	-	-	-

Capital contribution from stockholders	-	-	-	-	928,332	-	-	928,332

Common stock issued for debenture conversion	1,080,000	108	-	-	161,892	-	-	162,000

Common stock issued for cash	300,000	30	-	-	89,970	-	-	90,000

Share adjustment	248	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(548,366)	-	(548,366)

Foreign currency translation adjustment	-	-	-	-	-	-	(11,486)	(11,486)

Balance, September 30, 2018	21,216,918	$2,122	-	$-	$1,695,645	$(2,094,690)	$(30,179)	$(427,102)

Common stock issued for cash	160,000	16	-	-	47,984	-	-	48,000

Net loss	-	-	-	-	-	(206,745)	-	(206,745)

Foreign currency translation adjustment	-	-	-	-	-	-	4,359	4,359

Balance, September 30, 2019	21,376,918	$2,138	-	$-	$1,743,629	$(2,301,435)	$(25,820)	$(581,488)

The accompanying notes are an integral part of these consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,745)	$(548,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,069	34,129
Loss on disposal of property and equipment	10,874	26,529
Amortization of debt discount on note payable	-	12,945
Changes in operating assets and liabilities:
Accounts receivable	1,952	(1,363)
Prepaid expenses	747	9,527
Other receivables	(216)	2,837
Security deposits	-	32,461
Accrued liabilities and other payables	21,856	(225,766)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(151,463)	(657,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	145
Proceeds from disposal of property and equipment	-	31
Purchase of property and equipment	-	(8,479)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(8,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(76,955)	(248,712)
Proceeds from related parties	164,466	797,796
Proceeds from short-term loans	-	12,740
Proceeds from stock issuance	48,000	90,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	135,511	651,824

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(131)	31

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,083)	(13,515)

CASH AND CASH EQUIVALENTS - beginning of year	21,941	35,456

CASH AND CASH EQUIVALENTS - end of year	$5,858	$21,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$4,060	$5,356
Common stock issued for debenture conversion and accrued interest	$-	$162,000
Capital contribution in the form of reduction of related party loans	$-	$928,332

The accompanying notes are an integral part of these consolidated financial statements

CX Network Group, Inc

Notes to the Consolidated Financial Statements

September 30, 2019 and 2018

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

As of September 30, 2019 and 2018, the carrying amount and classification of the assets and liabilities in CX Cayman’s balance sheets that relate to CX Cayman’s VIE is as follows:

	September 30, 2019	September 30, 2018

ASSETS
Cash and cash equivalents	$3,381	$1,720
Accounts receivable	453	2,426
Prepaid expenses	1,051	1,840
Security deposit, current	4,204	-
Other receivables	2,284	1,832
Total current assets of VIE	11,373	7,818
Property and equipment, net	14,380	45,925
Security deposit, non-current	-	4,369
Total non-current assets of VIE	14,380	50,294
Total assets of VIE	$25,753	$58,112

LIABILITIES
Accrued liabilities and other payables	$8,732	$31,923
Due to related parties	127,445	160,751
Total current liabilities of VIE	136,177	192,674
Total liabilities of VIE	$136,177	$192,674

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

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,301,435 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivable, prepaid expenses, current security deposit, accrued liabilities and other payables, and short-term loans approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments which are unrestricted from withdrawal or use with original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable primarily represents the cash due from customers, third-party application stores and other payment channels, net of allowance for doubtful accounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of third-party application stores and other payment channels, current economic conditions and other factors that may affect their ability to pay. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. At September 30, 2019 and 2018, the Company has determined the risk of uncollected receivable is remote.

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

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion. The Company did not record any impairment charges for the years ended September 30, 2019 and 2018.

Advertising costs

Advertising costs are classified as selling expenses and are expensed in the period incurred and represent online marketing, including fees paid to search engines, and online and offline marketing. Advertising expense was $nil and $86,477 for the years ended September 30, 2019 and 2018, respectively.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2019 and 2018, the Company did not have any unrecognized tax benefits.

Revenue recognition

Effective October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method. Results for the reporting period beginning after October 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. Management has determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to opening retained earnings.

Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer.

The Company currently recognizes revenue from application users in the form of membership subscription and à la carte online credit purchases. Membership subscription is a service package which enables members to enjoy additional functions and privileges. Members pay in advance, primarily by using a debit card or through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, all purchases are final and nonrefundable. Fees collected, in advance for membership subscription, are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to three months. Membership subscription revenue is insignificant for the years ended September 30, 2019 and 2018. À la carte online credit purchases are non-refundable and the risk passes to users when users pay for à la carte features. Revenue from the purchase of à la carte features is recognized at a point in time when the features are enabled upon users paying for the purchase. In the year ended September 30, 2019, the Company also generated revenue from development and sale of application. Revenue from development and sale of application is recognized at a point in time when the application is delivered to and accepted by the customer. Such revenue consists of less than 10% of the total revenue for the year ended September 30, 2019.

Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company has the following indicators for gross reporting: being the primary obligor of the sales arrangements that has latitude in establishing prices, having discretion in suppliers selection and assuming credit risks on receivables from customers.

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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended September 30, 2019 and 2018 included net loss and unrealized gain (loss) from foreign currency translation adjustments.

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

Operating leases

According to ASC 840, if the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). ASC 606 outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP and supersedes the revenue recognition guidance existed at the time. The main principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company applied the ASU and its related updates on a modified retrospective basis as of October 1, 2018. The adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to opening retained earnings.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In December 2017, January 2018, July 2018, December 2018 and March 2019 the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20, and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Entities that elect to utilize the Optional Transition Method would not apply the provision of ASU No. 2016-02, as amended, to comparative periods presented in the financial statements. The Company will adopt the standard on October 1, 2019, utilizing the Optional Transition Method. The impact of the adoption of ASU No. 2016-02, as amended, relates primarily to the Company’s balance sheet, resulting from the initial recognition of lease liability and corresponding right-of-use asset for the Company’s existing operating lease, as well as enhanced disclosure of the Company’s leasing arrangements. The Company estimates that approximately $15,000 would be recognized as right-of-use asset and lease liability in the consolidated balance sheet as of October 1, 2019. Other than as disclosed above, the Company does not expect the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2019 and 2018, accounts receivable consisted of the following:

	September 30, 2019	September 30, 2018
Accounts receivable	$453	$2,426
Allowance for doubtful accounts	-	-
	$453	$2,426

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2019 and 2018, property and equipment consisted of the following:

	September 30, 2019	September 30, 2018
Office equipment	$29,625	$54,605
Furniture and fixtures	17,497	20,935
Sub-total	47,122	75,540
Less: accumulated depreciation	(32,742)	(29,615)

Property and equipment, net	$14,380	$45,925

For the years ended September 30, 2019 and 2018, depreciation expense amounted to $20,069 and $34,129, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of September 30, 2019 and 2018, the balance of the short-term loans was $57,497. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2019 and 2018.

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

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first $0.26 million (HK$2 million), the excess part will be taxed at 16.5%. CX HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2019 and 2018 and therefore, CX HK was not subject to Hong Kong profits tax for the years reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the years ended September 30, 2019 and 2018. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. For the year ended September 30, 2019, Shenzhen CX generated taxable income, but no provision for income taxes has been recorded since the amount is fully deducted due to net operating loss carry forwards. For year ended September 30, 2018, Shenzhen CX incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, a full valuation allowance has been provided against Shenzhen CX’s deferred income tax assets due to the uncertainty of the realization of any tax assets. At September 30, 2019 and 2018, Shenzhen CX had $1,774,343 and $1,967,817 of net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2020.

The components of Shenzhen CX’s deferred tax assets are as follows:

	September 30, 2019	September 30, 2018
Deferred tax assets	$443,586	$491,954
Less: Valuation allowance	(443,586)	(491,954)
Deferred tax assets, net	$-	$-

NOTE 7 – STOCKHOLDERS’ DEFICIT

On April 19, 2017, the Company entered into a securities purchase agreement (the “Debenture Purchase Agreement”) pursuant to which the Company issued and sold in a private placement to a non-U.S. person series A convertible debenture in an aggregate principal amount of $150,000 (the “Debenture”) with an 8% annual interest convertible into shares of Common Stock at price of $0.15 per share.

On April 20, 2018, the holder of Debenture presented conversion notice to convert the Debenture with 8% annual interest into 1,080,000 Conversion Shares. The Company did not issue the 1,080,000 conversion shares due to the insufficient common shares in its authorized capital until June 25, 2018, the date the Company increased its authorized capital from 20,000,000 shares of common stock to 40,000,000 shares of common stock and issued 1,080,000 shares to the Purchaser’s designated transferees. Also see Note 8.

On July 11, 2017, CXKJ executed a 1-for-15 reverse stock split of its common stock. As a result, there was an additional 248 shares of common stock issued during the year ended September 30, 2018 due to the roundup feature of the reverse stock split. Also see Note 1.

On July 19, 2018, the Company’s board of directors made a decision to retire all 166,667 treasury shares.

During the year ended September 30, 2018, the registered capital of Shenzhen CX was increased by RMB 6,040,100 (approximately $928,000) as a result of reduction in related party loans. Also see Note 9.

On August 29 and September 28, 2018, the Company entered into subscription agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 300,000 shares of common stock with par value $0.0001 and a purchase price of $0.30 per share. The Company received gross proceeds of $90,000.

In October and December 2018, the Company entered into subscription agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 160,000 shares of common stock, par value $0.0001 per share, with a purchase price of $0.30 per share. The Company received gross proceeds of $48,000.

NOTE 8 – OVER-ISSUANCE

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

NOTE 9 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	September 30, 2019	September 30, 2018
Jiyin Li	$1,279	$1,279
Huibin Su	445,607	373,115
Chaoran Zhang	14,013	-
Total	$460,899	$374,394

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the years ended September 30, 2019 and 2018, the Company obtained loans from the above related parties in the amount of $164,466 and $797,796, respectively, and made repayment to them in the amount of $76,955 and $248,712, respectively.

During the years ended September 30, 2019 and 2018, Huibin Su paid expenses on behalf of the Company in the amount of $4,060 and $5,356, respectively.

During the year ended September 30, 2018, payables due to related parties in the amount of $928,332 were waived by above related parties as a form of registered capital increase in Shenzhen CX.

In addition, during the years ended September 30, 2019 and 2018, a friend of Huibin Su provided office space to Shenzhen CX free of charge, and Dongguan FirstWisdom Listing Services Co., Ltd, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost. During the year ended September 30, 2019, a friend of Huibin Su provided office space to CX HK free of charge. Yi Zhang, a friend of Huibin Su, also provided non-compensated accounting services to the Company during the year ended September 30, 2019.

NOTE 10 – COMMITMENT

Operating Lease

The Company has entered into several tenancy agreements for the lease of offices.

The rental expenses were $26,182 and $150,374 for the years ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company was obligated under non-cancellable operating lease minimum payments for the next five years as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Operating lease commitment	$15,273	$-	$-	$-	$-	$-	$15,273

NOTE 11 – OTHER INCOME

In October 2018, the Company received government subsidy of RMB 100,000 (approximately $15,000) granted by the Bureau of Innovation and Technology of Nanshan District, Shenzhen, PRC for the Intellectual Property Management System Certification Shenzhen CX obtained.

In March and July 2019, the Company received government subsidy of RMB 215,000 (approximately $31,000) and RMB 269,500 (approximately $39,000) granted by Shenzhen Science and Technology Innovation Committee for research and development projects completed by Shenzhen CX.