Form 10-Q
period 2019-12-31
CX Network Group, Inc.
filed 2020-02-19
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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
N/A

As of February 19, 2020, we have 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

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

ii

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2019	2019
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,484	$5,858
Accounts receivable	254	453
Prepaid expenses	297	1,051
Security deposit	-	4,204
Other receivables	2,774	2,490
Total Current Assets	6,809	14,056

Property and equipment, net	11,755	14,380
Total Non-current Assets	11,755	14,380
Total Assets	$18,564	$28,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$510,785	$460,899
Accrued liabilities and other payables	113,055	91,528
Short-term loans	57,497	57,497
Total Current Liabilities	681,337	609,924
Total Liabilities	681,337	609,924

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at December 31, 2019 and September 30, 2019	2,138	2,138
Additional paid-in capital	1,743,629	1,743,629
Accumulated deficit	(2,379,813)	(2,301,435)
Accumulated other comprehensive loss	(28,727)	(25,820)

Total Stockholders’ Deficit	(662,773)	(581,488)

Total Liabilities and Stockholders’ Deficit	$18,564	$28,436

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended December 31,
	2019	2018

REVENUES	$4,146	$33,460
COST OF REVENUES	517	7,685
GROSS PROFIT	3,629	25,775

OPERATING EXPENSES:
General and administrative expenses	74,176	145,581
Research and development expenses	5,122	494
Total Operating Expenses	79,298	146,075

LOSS FROM OPERATIONS	(75,669)	(120,300)

OTHER INCOME (EXPENSES)	(2,709)	13,806

LOSS BEFORE INCOME TAXES	(78,378)	(106,494)

INCOME TAXES	-	-

NET LOSS	$(78,378)	$(106,494)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,907)	233

COMPREHENSIVE LOSS	$(81,285)	$(106,261)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,376,918	21,311,701

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2019	21,376,918	$2,138	$1,743,629	$(2,301,435)	$(25,820)	$(581,488)

Net loss	-	-	-	(78,378)	-	(78,378)

Foreign currency translation adjustment	-	-	-	-	(2,907)	(2,907)

Balance, December 31, 2019	21,376,918	$2,138	$1,743,629	$(2,379,813)	$(28,727)	$(662,773)

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2018	21,216,918	$2,122	$1,695,645	$(2,094,690)	$(30,179)	$(427,102)

Common stock issued for cash	160,000	16	47,984	-	-	48,000

Net loss	-	-	-	(106,494)	-	(106,494)

Foreign currency translation adjustment	-	-	-	-	233	233

Balance, December 31, 2018	21,376,918	$2,138	$1,743,629	$(2,201,184)	$(29,946)	$(485,363)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,378)	$(106,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,942	5,635
Operating lease expense	4,879	-
Changes in operating assets and liabilities:
Accounts receivable	208	1,967
Prepaid expenses	152	(1,300)
Other receivables	(226)	(353)
Security deposit	2,130	-
Operating lease liability	(2,130)	-
Accrued liabilities and other payables	23,163	13,642

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(47,260)	(86,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(1,562)	(14,105)
Proceeds from related parties	46,369	40,834
Proceeds from stock issuance	-	48,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,807	74,729

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	79	(4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,374)	(12,178)

CASH AND CASH EQUIVALENTS - beginning of period	5,858	21,941

CASH AND CASH EQUIVALENTS - end of period	$3,484	$9,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$1,840	$3,870
Derecognition of operating lease right-of-use asset and liability	$10,566	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX Network Group, Inc

Notes to the Consolidated Financial Statements (Unaudited)

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of CXKJ, its wholly owned subsidiaries, CX Cayman, CX HK, CX Network, and its VIE, Shenzhen CX. All intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2019 included in the Form 10-K filed with the SEC on December 30, 2019.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,380,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently adopted accounting pronouncements

On October 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (as amended by ASU 2017-13, 2018-01, 2018-10 & 11, 2018-20, and 2019-01, collectively ASC Topic 842), using the modified retrospective method. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows the Company to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. The Company elected not to record assets and liabilities on its consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less. The Company recognizes lease expenses for such lease on a straight-line basis over the lease term.

The primary impact of applying ASC Topic 842 is the initial recognition of approximately $15,000 of lease liability and right-of-use asset on the Company’s consolidated balance sheet as of October 1, 2019, for lease classified as operating lease under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangement. There is no cumulative effect to accumulated deficit or other components of equity recognized as of October 1, 2019 and the adoption of this standard did not impact the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows of the Company. The Company does not have finance lease arrangements as of December 31, 2019. See Note 8 for further discussion.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2019 and September 30, 2019, accounts receivable consisted of the following:

	December 31, 2019	September 30, 2019
Accounts receivable	$254	$453
Allowance for doubtful accounts	-	-
	$254	$453

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At December 31, 2019 and September 30, 2019, property and equipment consisted of the following:

	December 31, 2019	September 30, 2019
Office equipment	$30,344	$29,625
Furniture and fixtures	17,922	17,497
Sub-total	48,266	47,122
Less: accumulated depreciation	(36,511)	(32,742)

Property and equipment, net	$11,755	$14,380

For the three months ended December 31, 2019 and 2018, depreciation expense amounted to $2,942 and $5,635, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of December 31, 2019 and September 30, 2019, the balance of the short-term loans was $57,497. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2019 and 2018.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first $0.26 million (HK$2 million), the excess part will be taxed at 16.5%. CX HK did not earn any income that was derived in Hong Kong for the three months ended December 31, 2019 and 2018 and therefore, CX HK was not subject to Hong Kong profits tax for the periods reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the three months ended December 31, 2019 and 2018. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. For the three months ended December 31, 2019 and 2018, Shenzhen CX incurred net operating losses and no provision for income taxes has been recorded. In addition, a full valuation allowance has been provided against Shenzhen CX’s deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 7 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	December 31, 2019	September 30, 2019
Jiyin Li	$1,279	$1,279
Huibin Su	495,152	445,607
Chaoran Zhang	14,354	14,013
Total	$510,785	$460,899

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the three months ended December 31, 2019 and 2018, the Company obtained loans from the above related parties in the amount of $46,369 and $40,834, respectively, and made repayment to them in the amount of $1,562 and $14,105, respectively.

During the three months ended December 31, 2019 and 2018, Huibin Su paid expenses on behalf of the Company in the amount of $1,840 and $3,870, respectively.

In addition, during the three months ended December 31, 2019 and 2018, Dongguan FirstWisdom Listing Services Co., Ltd, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost. During the three months ended December 31, 2019 and 2018, friends of Huibin Su provided office spaces to CX HK and Shenzhen CX free of charge. Yi Zhang, a friend of Huibin Su, also provided non-compensated accounting services to the Company during the three months ended December 31, 2019 and 2018.

NOTE 8 – OPERATING LEASE

On May 10, 2018, the Company entered into a lease agreement for its office with a monthly rent of RMB15,000 (approximately $2,130) and a term of two years. Effective October 1, 2019, the Company initially recognized operating lease liability of $14,714 and corresponding right-of-use asset of $15,332 based on the present value of the remaining minimum rental payments under current lease standards for existing operating lease. The discount rate utilized in such present value calculation was 4.80% based on an estimate of the Company’s incremental borrowing rate. In December 2019, the Company has terminated the lease.

During the three months ended December 31, 2019, the Company had operating lease expense of $4,879, and cash paid for amounts included in the measurement of operating lease liability is $2,130. Operating lease right-of-use asset and operating lease liability in the amount of $10,566 has been extinguished due to the lease termination in December 2019. The loss related to termination was $2,130 which is included in other expenses. As of December 31, 2019, there is no operating lease right-of-use asset and operating lease liability in the consolidated balance sheet.

ITEM 2. MANAGEMENT DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2019 Annual Report filed with the Securities and Exchange Commission on December 30, 2019 and elsewhere in this quarterly report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. Little Love is currently under development and upgrade and the Company working internally to develop E-commerce business in Little Love. The Company believes it will relaunch its advertisement for the Little love in March 2020.

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

As of December 31, 2019, we had approximately 3,555,315 registered members for Little Love, 145,240 registered members for Hotchat.

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

Financial Operations Overview

Results of Operations for the three months ended December 31, 2019 and 2018.

Revenues

For the three months ended December 31, 2019, we had total revenues of $4,146 as compared to $33,460 for the three months ended December 31, 2018. The revenues during the three months ended December 31, 2019 were mainly generated through in-app purchases in our mobile applications Little Love. The decrease of $29,314, or 88%, during the three months ended December 31, 2019 was primarily due to that the Company temporarily suspended the advertisement, the number of active users of Hotchat and Little Love decreased, resulting in a significant drop in revenue.

Cost of Revenues

For the three months ended December 31, 2019 and 2018, cost of revenues amounted to $517 and $7,685, respectively. The decrease of cost of revenues during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily attributable to the decrease of labor cost and professional expenses associated with maintenance of mobile platform.

Gross Profit

For the three months ended December 31, 2019 and 2018, gross profit amounted to $3,629 and $25,775, respectively. The decrease of gross profit during the three months ended December 31, 2019 compared to the comparative period in 2018 was primarily attributable to the decrease in the revenues.

General and Administrative Expenses

For the three months ended December 31, 2019 and 2018, general and administrative expenses amounted to $74,176 and $145,581, respectively. The decrease of general and administrative expenses in the amount of $71,405 or 49% was primarily attributable to the decrease of salary expense, professional fees, and lease expense.

Research and Development Expenses

For the three months ended December 31, 2019 and 2018, research and development expenses amounted to $5,122 and $494, respectively. The increase of research and development expenses in the amount of $4,628 or 937% during the three months ended December 31, 2019 was primarily attributable to the fact that the Company adjusted the strategy to develop E-commerce business in the app of Little Love in the three months ended December 31, 2019.

Other Income (Expenses)

For the three months ended December 31, 2019, total other income (expense) was $(2,709) as compared to $13,806 for the three months ended December 31, 2018. The decrease in other income is primarily attributable to the security deposit for the Company’s office forfeited during the three months ended December 31, 2019 and government subsidy received by the Company during the three months ended December 31, 2018.

Net loss

For the three months ended December 31, 2019 and 2018, net loss amounted to $78,378 and $106,494, respectively. The decrease of net loss in the amounts of $28,116 or 26% for the three months ended December 31, 2019 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $2,907 for the three months ended December 31, 2019 as compared to a foreign currency translation gain of $233 for the three months ended December 31, 2018. This non-cash loss or gain had an effect of increasing or decreasing our reported comprehensive loss.

Comprehensive Loss

For the three months ended December 31, 2019, comprehensive loss of $81,285 is derived from our net loss of $78,378. For the three months ended December 31, 2018, comprehensive loss of $106,261 is derived from our net loss of $106,494.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2019, the Company’s working capital deficit was approximately $675,000 as compared to working capital deficit of approximately $596,000 as of September 30, 2019. As of December 31, 2019 and September 30, 2019, the Company’s accumulated deficit was approximately $2,380,000 and $2,301,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(47,260)	$(86,903)
Cash flows used in investing activities	$-	$-
Cash flows provided by financing activities	$44,807	$74,729
Effect of exchange rate on cash and cash equivalents	$79	$(4)
Net decrease in cash and cash equivalents	$(2,374)	$(12,178)

Operating Activities.

Net cash used in operating activities totaled $47,260 for the three months ended December 31, 2019, which was attributable to the net loss of around $78,000, partially offset by the depreciation expense of around $3,000, the operating lease expense of around $5,000 and the increase of accrued liability and other payable around $23,000, as compared to net cash used in operating activities of $86,903 for the three months ended December 31, 2018.

Financing Activities.

Net cash provided by financing activities for the three months ended December 31, 2019 was $44,807 as compared to $74,729 for the three months ended December 31, 2018. The decrease in cash provided by financing activities for the three months ended December 31, 2019 was mainly due to the decrease of proceeds from stock issuance around $48,000.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2019, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,380,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31 and September 30, 2019, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this quarterly report for discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the three months ended December 31, 2019, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on December 30, 2019.

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

CX NETWORK GROUP, INC.

Date: February 19, 2020	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director