Form 10-Q
period 2020-03-31
CX Network Group, Inc.
filed 2020-06-24
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
None

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

As of June 24, 2020, we have 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

i

RELIANCE ON SEC ORDER

CX Network Group, Inc., or the Company, is filing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, or the Quarterly Report, pursuant to the Securities and Exchange Commission’s, or SEC’s, Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465).

As set forth in the Company’s Form 8-K furnished to the SEC on May 12, 2020, the Company was unable to file the Quarterly Report on a timely basis due to travel restriction, quarantines and staffing issues as a result of COVID-19. The Company is filing this Quarterly Report within the time period as permitted with the additional 45 days granted by the SEC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual report on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ii

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,346	$5,858
Accounts receivable	250	453
Prepaid expenses	364	1,051
Security deposit	-	4,204
Other receivables	3,628	2,490
Total Current Assets	7,588	14,056

Property and equipment, net	8,736	14,380
Total Non-current Assets	8,736	14,380
Total Assets	$16,324	$28,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$548,360	$460,899
Accrued liabilities and other payables	104,063	91,528
Short-term loans	57,497	57,497
Total Current Liabilities	709,920	609,924
Total Liabilities	709,920	609,924

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at March 31, 2020 and September 30, 2019	2,138	2,138
Additional paid-in capital	1,743,629	1,743,629
Accumulated deficit	(2,413,078)	(2,301,435)
Accumulated other comprehensive loss	(26,285)	(25,820)

Total Stockholders’ Deficit	(693,596)	(581,488)

Total Liabilities and Stockholders’ Deficit	$16,324	$28,436

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019

REVENUES	$4,172	$48,646	$26	$15,186
COST OF REVENUES	605	11,522	88	3,837
GROSS PROFIT (LOSS)	3,567	37,124	(62)	11,349

OPERATING EXPENSES:
General and administrative expenses	107,735	200,567	33,559	54,986
Research and development expenses	5,835	500	713	6
Total Operating Expenses	113,570	201,067	34,272	54,992

LOSS FROM OPERATIONS	(110,003)	(163,943)	(34,334)	(43,643)

OTHER INCOME (EXPENSES)	(1,640)	45,175	1,069	31,369

LOSS BEFORE INCOME TAXES	(111,643)	(118,768)	(33,265)	(12,274)

INCOME TAXES	-	-	-	-

NET LOSS	$(111,643)	$(118,768)	$(33,265)	$(12,274)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(465)	(2,697)	2,442	(2,930)

COMPREHENSIVE LOSS	$(112,108)	$(121,465)	$(30,823)	$(15,204)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,376,918	21,343,951	21,376,918	21,376,918

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2020

(UNAUDITED)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2019	21,376,918	$2,138	$1,743,629	$(2,301,435)	$(25,820)	$(581,488)

Net loss	-	-	-	(78,378)	-	(78,378)

Foreign currency translation adjustment	-	-	-	-	(2,907)	(2,907)

Balance, December 31, 2019	21,376,918	2,138	1,743,629	(2,379,813)	(28,727)	(662,773)

Net loss	-	-	-	(33,265)	-	(33,265)

Foreign currency translation adjustment	-	-	-	-	2,442	2,442

Balance, March 31, 2020	21,376,918	$2,138	$1,743,629	$(2,413,078)	$(26,285)	$(693,596)

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2019

(UNAUDITED)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2018	21,216,918	$2,122	$1,695,645	$(2,094,690)	$(30,179)	$(427,102)

Common stock issued for cash	160,000	16	47,984	-	-	48,000

Net loss	-	-	-	(106,494)	-	(106,494)

Foreign currency translation adjustment	-	-	-	-	233	233

Balance, December 31, 2018	21,376,918	2,138	1,743,629	(2,201,184)	(29,946)	(485,363)

Net loss	-	-	-	(12,274)	-	(12,274)

Foreign currency translation adjustment	-	-	-	-	(2,930)	(2,930)

Balance, March 31, 2019	21,376,918	$2,138	$1,743,629	$(2,213,458)	$(32,876)	$(500,567)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,643)	$(118,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,805	11,407
Operating lease expense	4,879	-
Changes in operating assets and liabilities:
Accounts receivable	209	1,627
Prepaid expenses	80	(4,975)
Other receivables	(1,135)	(451)
Security deposit	2,139	-
Operating lease liability	(2,130)	-
Accrued liabilities and other payables	15,526	(6,746)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(86,270)	(117,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(2,995)	(21,454)
Proceeds from related parties	86,716	106,284
Proceeds from stock issuance	-	48,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,721	132,830

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37	601

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,512)	15,525

CASH AND CASH EQUIVALENTS - beginning of period	5,858	21,941

CASH AND CASH EQUIVALENTS - end of period	$3,346	$37,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$3,065	$4,058
Derecognition of operating lease right-of-use asset and liability	$10,566	$-

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of CXKJ, its wholly owned subsidiaries, CX Cayman, CX HK, CX Network, and its VIE, Shenzhen CX. All intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2019 included in the Form 10-K filed with the SEC on December 30, 2019.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2020, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,413,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. Currently, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

In addition, starting in January 2020, the COVID-19 pandemic surfaced in China has significantly affected the Company’s operation. The Company suspended its operation in early February 2020 due to government mandates, and resumed to work by the end of February. However, the operation and business were still adversely impacted by the COVID-19 pandemic as of the filing date.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. Actual results could differ from those estimates.

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

The primary impact of applying ASC Topic 842 is the initial recognition of approximately $15,000 of lease liability and right-of-use asset on the Company’s consolidated balance sheet as of October 1, 2019, for lease classified as operating lease under ASC Topic 840, as well as enhanced disclosure of the Company’s leasing arrangement. There is no cumulative effect to accumulated deficit or other components of equity recognized as of October 1, 2019 and the adoption of this standard did not impact the consolidated statement of operations and comprehensive loss. The Company does not have finance lease arrangements as of March 31, 2020. See Note 8 for further discussion.

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2020 and September 30, 2019, accounts receivable consisted of the following:

	March 31, 2020	September 30, 2019
Accounts receivable	$250	$453
Allowance for doubtful accounts	-	-
	$250	$453

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At March 31, 2020 and September 30, 2019, property and equipment consisted of the following:

	March 31, 2020	September 30, 2019
Office equipment	$29,827	$29,625
Furniture and fixtures	17,617	17,497
Sub-total	47,444	47,122
Less: accumulated depreciation	(38,708)	(32,742)

Property and equipment, net	$8,736	$14,380

For the six months ended March 31, 2020 and 2019, depreciation expense amounted to $5,805 and $11,407, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of March 31, 2020 and September 30, 2019, the balance of the short-term loans was $57,497. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six months ended March 31, 2020 and 2019.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first $0.26 million (HK$2 million), the excess part will be taxed at 16.5%. CX HK did not earn any income that was derived in Hong Kong for the six months ended March 31, 2020 and 2019 and therefore, CX HK was not subject to Hong Kong profits tax for the periods reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the six months ended March 31, 2020 and 2019. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. For the six months ended March 31, 2020 and 2019, Shenzhen CX incurred net operating losses and no provision for income taxes has been recorded. In addition, a full valuation allowance has been provided against Shenzhen CX’s deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 7 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	March 31, 2020	September 30, 2019
Jiyin Li	$1,279	$1,279
Huibin Su	532,972	445,607
Chaoran Zhang	14,109	14,013
Total	$548,360	$460,899

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the six months ended March 31, 2020 and 2019, the Company obtained loans from the above related parties in the amount of $86,716 and $106,284, respectively, and made repayments to them in the amount of $2,995 and $21,454, respectively.

During the six months ended March 31, 2020 and 2019, Huibin Su paid expenses on behalf of the Company in the amount of $3,065 and $4,058, respectively.

In addition, during the six months ended March 31, 2020 and 2019, Dongguan FirstWisdom Listing Services Co., Ltd, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost. During the six months ended March 31, 2020 and 2019, friends of Huibin Su provided office spaces to CX HK and Shenzhen CX free of charge. Yi Zhang, a friend of Huibin Su, also provided non-compensated accounting services to the Company during the six months ended March 31, 2020 and 2019.

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

During the six months ended March 31, 2020, the Company had operating lease expense of $4,879, and cash paid for amounts included in the measurement of operating lease liability is $2,130. Operating lease right-of-use asset and operating lease liability in the amount of $10,566 has been extinguished due to the lease termination in December 2019. The loss related to termination was $2,130 which is included in other income (expenses). As of March 31, 2020, there is no operating lease right-of-use asset and operating lease liability in the consolidated balance sheet.

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

Our self-developed and self-operated online dating product Little Love (“小恋爱”) and Hotchat (“热聊”) are mobile applications geared towards Chinese singles designed to increase a user’s likelihood of finding a romantic connection. Our mission is to help individuals forge life-long relationships with others that share their interests and values. Through these mobile applications, our users can search for and communicate with other like-minded individuals. Our product creates a virtual community where users can meet, chat and message. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourage users to connect and chat with each other.

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to work with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspended our operation of Hotchat at the end of year 2019 due to the revenue from in-app purchase was insufficient to support the cost of the operation. We temporarily suspended our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. Little Love is currently under development and upgrade and the Company is working internally to develop E-commerce business in Little Love in order to provide better service to the users of Little Love and generate more income to the company at the same time. The company currently has no plan to resume the advertisement of Little Love until the E-commerce business in Little Love is launched.

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

As of March 31, 2020, we had approximately 3,569,051 registered members for Little Love, 146,543 registered members for Hotchat.

Coronavirus (“COVID-19”) Updates

The COVID-19 pandemic has caused disruptions to our operations starting in January 2020. Our operations were closed in early February due to China’s government mandates. In late February 2020, substantially all of our employees were back to work in our offices. The ongoing COVID-19 pandemic not only adversely impacted our operations but the business of our customers. We experienced and are continually experiencing delayed customer payments and rescheduled customer orders, which adversely impacted the Company’s results of operations, cash flows and financial position.

The extent of the impact on our fiscal 2020 results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. The Company continues taking actions to help mitigate, as best we can, the impact of the COVID-19 pandemic on the health and well-being of our employees, the communities in which we operate and our partners, as well as the impact on our operations and business as a whole.

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

Financial Operations Overview

Results of Operations for the three months ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020, we had total revenues of $26 as compared to $15,186 for the three months ended March 31, 2019. The revenues during the three months ended March 31, 2020 were mainly generated through in-app purchase of Little Love. The decrease of $15,160 or 100% during the three months ended March 31, 2020 was primarily due to the COVID-19 pandemic surfaced in China has significantly affected the Company’s operation. The Company has suspended its operation from February 2020 and has not resumed to its full operation as of the filing date.

Cost of Revenues

For the three months ended March 31, 2020 and 2019, cost of revenues amounted to $88 and $3,837, respectively. The decrease of cost of revenues during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to the COVID-19 pandemic which has significantly affected the Company’s operation.

Gross Profit (Loss)

For the three months ended March 31, 2020 and 2019, gross profit (loss) amounted to $(62) and $11,349, respectively. The decrease of gross profit during the three months ended March 31, 2020 compared to the comparative period in 2019 was primarily attributable to the reason above.

General and Administrative Expenses

For the three months ended March 31, 2020 and 2019, general and administrative expenses amounted to $33,559 and $54,986, respectively. The decrease of general and administrative expenses in the amount of $21,427 or 39% was primarily attributable to the COVID-19 pandemic which has significantly affected the Company’s operation. The Company has suspended its operation from February 2020.

Research and Development Expenses

For the three months ended March 31, 2020 and 2019, research and development expenses amounted to $713 and $6, respectively.

Other Income

For the three months ended March 31, 2020, total other income was $1,069 as compared to $31,369 for the three months ended March 31, 2019. The decrease in other income is primarily attributable to $1,069 insurance compensation received during the three months ended March 31, 2020 as compared to $31,369 government subsidy received by the Company during the three months ended March 31, 2019.

Net loss

For the three months ended March 31, 2020 and 2019, net loss amounted to $33,265 and $12,274, respectively. The increase of net loss in the amounts of $20,991 or 171% for the three months ended March 31, 2020 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,442 for the three months ended March 31, 2020 as compared to a foreign currency translation loss of $2,930 for the three months ended March 31, 2019. This non-cash gain or loss had an effect of decreasing or increasing our reported comprehensive loss.

Comprehensive Loss

For the three months ended March 31, 2020, comprehensive loss of $30,823 is derived from our net loss of $33,265. For the three months ended March 31, 2019, comprehensive loss of $15,204 is derived from our net loss of $12,274.

Results of Operations for the Six Months ended March 31, 2020 and 2019

Revenues

For the six months ended March 31, 2020, we had total revenues of $4,172, as compared to $48,646 for six months ended March 31, 2019. The revenues were mainly generated through the in-app purchase of Little Love. The decrease of $44,474, or 91%, during the six months ended March 31, 2019 was primarily attributable to that the Company temporarily suspended the advertisement, the number of active users of Hotchat and Little Love decreased. The influence of COVID-19 pandemic has also resulted in a significant drop in revenue.

Cost of Revenues

For the six months ended March 31, 2020 and 2019, cost of revenues amounted to $605 and $11,522, respectively. The decrease of cost of revenues in 2019 was primarily attributable to decrease of labor cost associated with maintenance of mobile platform and the influence of the COVID-19 pandemic.

Gross Profit

For the six months ended March 31, 2020 and 2019, gross profit amounted to $3,567 and $37,124, respectively. The decrease of gross profit for the six months ended at March 31, 2020 was primarily attributable to the reason above.

General and Administrative Expenses

For the six months ended March 31, 2020 and 2019, general and administrative expenses amounted to $107,735 and $200,567, respectively. The decrease of general and administrative expenses of $92,832 or 46% during the six months ended March 31, 2020 was primarily attributable to the decrease of salary expense, professional fees, and lease expense and the influence of the COVID-19 pandemic.

Research and Development Expenses

For the six months ended March 31, 2020 and 2019, research and development expenses amounted to $5,835 and $500, respectively. The increase of research and development expenses in the amount of $5,335 or 1,067% was primarily attributable to the fact that the Company adjusted the strategy to develop E-commerce business in the app of Little Love in the six months ended March 31, 2020.

Other Income (Expenses)

For the six months ended March 31, 2020, total other expenses was $(1,640) as compared to total other income of $45,175 for the six months March 31, 2019. The decrease in other income is primarily attributable to the security deposit for the Company’s office forfeited during the six months ended March 31, 2020, and government subsidy received by the Company during the six months ended March 31, 2019.

Net loss

For the six months ended March 31, 2020 and 2019, net loss amounted to $111,643 and $118,768, respectively. The decrease of net loss in the amounts of $7,125 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $465 for the six months ended March 31, 2020 as compared to a foreign currency translation loss $2,697 for the six months ended March 31, 2019. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

For the six months ended March 31, 2020, comprehensive loss of $112,108 is derived from the sum of our net loss of $111,643 and foreign currency translation loss of $465. For the six months ended March 31, 2019, comprehensive loss of $121,465 is derived from the sum of our net loss of $118,768 and foreign currency translation loss of $2,697.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2020, the Company’s working capital deficit was approximately $702,000 as compared to working capital deficit of approximately $596,000 as of September 30, 2019. As of March 31, 2020 and September 30, 2019, the Company’s accumulated deficit was approximately $2,413,000 and $2,301,000, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(86,270)	$(117,906)
Cash flows used in investing activities	$-	$-
Cash flows provided by financing activities	$83,721	$132,830
Effect of exchange rate on cash and cash equivalent	$37	$601
Net increase (decrease) in cash and cash equivalents	$(2,512)	$15,525

Operating Activities.

Net cash used in operating activities totaled $86,270 for the six months ended March 31, 2020, which was attributable to the net loss of approximately $112,000, partially offset by the depreciation expense of around $6,000, the operating lease expense of around $5,000 and the increase of accrued liability and other payable around $16,000, as compared to net cash used in operating activities of $117,906 for the six months ended March 31, 2019.

Financing Activities.

Net cash provided by financing activities for the six months ended March 31, 2020 was $83,721 as compared to $132,830 for the six months ended March 31, 2019. The decrease in cash provided by financing activities for the six months ended March 31, 2020 was mainly due to the decrease of proceeds from stock issuance around $48,000.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2020, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,413,000 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop business in oversea markets to increase its revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2020 and September 30, 2019, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this quarterly report for discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the six months ended March 31, 2020, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company,  required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

CX NETWORK GROUP, INC.

Date: June 24, 2020	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director