Form 10-K
period 2020-09-30
CX Network Group, Inc.
filed 2021-01-13
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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

The aggregate market value of 4,693,584 shares of Common Stock held by non-affiliates of the registrant as of March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $117,340 based on the last sale price of the registrant’s common stock on such date of $0.025 per share on March 31, 2020, on the OTC Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 13, 2021, the registrant had 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2020

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

Our self-developed and self-operated online dating products Little Love (“小恋爱”) and Hotchat (“热聊”), which are no longer in operations since November 2019, are mobile applications geared towards Chinese singles designed to increase a user’s likelihood of finding a romantic connection. Our mission is to help individuals forge life-long relationships with others that share their interests and values. Through these mobile applications, our users can search for and communicate with other like-minded individuals. Our product creates a virtual community where users can meet, chat and message. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourage users to connect and chat with each other.

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspend our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. We have been actively developing co-operation relationship with other developers and operators since March 2018. There are two games that we are currently co-operating with their developers: Magician Hero (“魔纹游戏”) and Shu Mountain Fantasy (“蜀山奇缘”) of which we are responsible for marketing, co-operating and maintenance on the platforms and channels introduced by us. Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. However, based on the market responses, we suspended the operations of the co-operations with other developers or operators in July 2020.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2020, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,565,306  and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Data from the “Research Report on China’s Internet Marriage and Dating Industry Market Status and Investment Prospects 2020-2026” released by Zhiyan Consulting shows that in 2018, there were 246 million singles, accounting for 17.65% of the total population of China. There are 33.94 million more unmarried men than unmarried women. In 2019, the annual consumption market for singles is about RMB 13 trillion, accounting for nearly one-third of the retail sales of consumer goods. We believe that the single economy is rising.

Another focus of our business is mobile gaming. According to the 2020 Chinese Games Industry Research Report released by iResearch Inc., in 2019, the revenue of China’s game market was approximately RMB 288.48 billion, a year-on-year increase of 17.1%. After experiencing the winter period when the version number was suspended in 2018, Chinese game manufacturers cherished every game product that received a version number. While improving the quality of products and operations, newly launched games will be geared towards players with more sufficient promotion resources and more completed game content. For the games that have been published, developers will also invest more time and money to develop better versions. This ultimately drove the increase in the overall payment amount of game users, which has allowed the size of the Chinese game market to grow beyond market expectations in 2019.

Our Products

Online Dating Products

Our core subscription online dating services offer single adults a convenient and secure setting for meeting other singles. Users of our mobile applications are encouraged to become registered members and post profiles. Posting a profile is a process in which visitors are asked various questions about themselves, including information such as their tastes in food, hobbies and desired attributes of potential partners. Members may also post photos of themselves. Members can perform detailed searches of other profiles and save their preferences, and their profiles can be viewed by other members. In most cases, for a member to initiate email and instant message communication with others, that member must purchase a subscription and become a subscriber. A subscription affords access to the paying subscribers’ on-site email, mobile chat, and instant messaging systems, enabling such subscribers to communicate with other members and paying subscribers. Our uses make in-app purchases on an on-demand basis. Our users can pay subscription fee on monthly or annual basis to receive discounted prices for in-app purchases and additional or expanded features available only for subscribers. As of September 30, 2019, we had 3,475,423 registered members for Little Love and 143,453 users in HotChat, respectively. As of September 30, 2020, the Company no longer operated Little Love and Hotchat.

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

Other Products

There were two games that we co-operated with their developers: Magician Hero (魔纹游戏) and Shu Mountain Fantasy (蜀山奇缘). Magician Hero featured non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy was a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users could witness the fall of the fairy tales. We planned to introduce the games to third parties’ platform or channels, marketing and promotions, operation and maintenance on those platforms or channels introduced by us. However, based on the market responses, we suspended the operations of the co-operations with other developers or operators in July 2020.

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

From March 2018 to July 2020, we were actively engaging co-developers or co-operators either to publish, market, or operate games that we are developing; or to allow other developers to use our Little Love platform, which was no longer in operations since November 2019, to market and operate their games, or to introduce and operate their games on third parties’ platforms.

We temporarily suspend our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. Based on the market responses, the Company started to suspend the operation of the Little Love in November 2019. After July 2020, the Company completely ceased the operations of the Little Love.

Research and Development

We have an in-house R&D team consisting of skilled engineers to develop our apps. For the years ended September 30, 2020 and 2019, research and development expenses amounted to $14,631 and $16,604, respectively. The decrease of research and development expenses in the amount of $1,973 or 12% during the year ended September 30, 2020 was primarily attributable to suspended operations from April 2020.

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

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax (“VAT”),their implementing rules and note on the policy regarding simplify VAT rate, all entities and individuals that are engaged in the sale of goods and the provision of value added services in China. Our VAT rates are 16%, 10%, and 6% in manufacturing, traditional services and modern services respectively, less any deductible VAT already paid or borne by the taxpayer. We are subject to 6% VAT rate as a company in modern services.

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

Employees

As of September 30, 2020, we have 3 full time employees covered by a collective bargaining agreement.  We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Computer Software	Registered Area	Registration Number	Description	Registering Authority	Registration Date
Mobile game “Qingyunzongshi” software V1.0	China	2018SR238455	Online fantasy mobile game based on Chinese mythical realm	National Copyright Administration of the People’s Republic of China (“NCAC”)	4/2018
Mobile game “Juetianji” software V1.0	China	2018SR238453	Real-time combat mobile game based on martial arts stories in Song dynasty	NCAC	4/2018
Mobile game “Gujianqiyuan” software V1.0	China	2018SR238142	Online fantasy mobile game based on Chinese mythical realm	NCAC	4/2018
Mobile game “Haituyizhi” software V1.0	China	2018SR238436	Online fantasy mobile game based on Chinese mythical realm	NCAC	4/2018
Mobile game “Shushanqiyuan” software V1.0	China	2018SR179490	Role-playing mobile game based on Chinese fantasy	NCAC	3/2018
Online game “Eternal Tribe” software V1.0	China	2017SR259394	Online fantasy mobile game based on Greek mythology	NCAC	6/2017
Bole Guangdong Mahjong software, V1.0	China	2017SR260719	Mobile board and card game	NCAC	6/2017
Little Love Lover Pairing android platform V. 1.0.7	China	2017SR133444	Mobile dating and social application	NCAC	4/2017
Little flame social software android platform	China	2016SR342537	Social network platform	NCAC	11/2016
You have a date android platform	China	2016SR342565	Social network platform	NCAC	11/2016
Little Love ios platform V1.0.0	China	2016SR250624	Mobile dating and social application	NCAC	7/2016
Hot-Chat Chatting Sytem (ios) V1.0.0	China	2016SR052205	Social network platform	NCAC	3/2016
Hot-Chat Social Application V1.0	China	2015SR209323	Social network platform	NCAC	10/2015
Mobile game “Wild World” software V1.0	China	2018SR910617	Wild style mobile game	NCAC	9/2018
Mobile game “Fairy Tale” software V1.0	China	2018SR910350	Pet development class mobile game	NCAC	5/2018
Mobile game “Imperial Spirit Fairy Way” software V1.0	China	2018SR911074	Fantasy class mobile game	NCAC	5/2018
Mobile game “Imperial City Conquest” software V1.0	China	2018SR913269	Sports class mobile game	NCAC	8/2018
Mobile game “Fantasy adventure” software V1.0	China	2018SR913275	Adventure style mobile game	NCAC	8/2018
Hot-Chat Live Broadcast Application V1.0	China	2018SR913032	Live broadcast application	NCAC	8/2018
Mobile game “Fengtianjue” software V1.0	China	2018SR910450	Fantasy style mobile game	NCAC	6/2018
Mobile game “Miracle Throne” software V1.0	China	2018SR913036	Role playing real-time strategy game series	NCAC	7/2018
Mobile game “Carefree Leisure” software V1.0	China	2018SR910466	Realistic style mobile game	NCAC	6/2018
Mobile game “Legend of God Origin” software V1.0	China	2018SR910461	Big world adventure mobile game	NCAC	6/2018
Moblie game “Eternal Legend” software V1.0	China	2018SR291178	Role playing real-time strategy game series	NCAC	4/2018
Moblie game “Calamity Era”	China	2018SR871486	Fantasy class mobile game	NCAC	10/2018
software V1.0
Moblie game “Martail Art King” software V1.0	China	2018SR842073	Acting role playing mobile game	NCAC	10/2018
Hot-Chat android platform	China	2018SR912032	Social	NCAC	11/2018

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

Not applicable.

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

	High	Low
Fiscal Year 2019
First quarter ended December 31, 2018	$0.01	$0.01
Second quarter ended March 31, 2019	$0	$0
Third quarter ended June 30, 2019	$0.01	$0.01
Fourth quarter ended September 30, 2019	$0.18	$0.15

Fiscal Year 2020
First quarter ended December 31, 2019	$0.65	$0.024
Second quarter ended March 31, 2020	$0.43	$0.025
Third quarter ended June 30, 2020	$0.1	$0.0075
Fourth quarter ended September 30, 2020	$0.094	$0.004

Holders

As of January 13, 2021, there were 23 registered holders of record of our common stock.

Dividends

There were no dividends paid during the years ended September 30, 2020 or 2019.

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal year ended September 30, 2020, the Company has not adopted any incentive plan.

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

Our self-developed and self-operated online dating products Little Love (“小恋爱”) and Hotchat (“热聊”), which are no longer in operations since November 2019, are mobile applications geared towards Chinese singles designed to increase a user’s likelihood of finding a romantic connection. Our mission is to help individuals forge life-long relationships with others that share their interests and values. Through these mobile applications, our users can search for and communicate with other like-minded individuals. Our product creates a virtual community where users can meet, chat and message. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourage users to connect and chat with each other.

Our online dating mobile platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. In the near future, we plan to offer sophisticated data science for highly effective hyper-targeting. The Company is actively seeking the opportunities to works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements. We temporarily suspend our paid advertisements for Little Love to adjust our marketing strategy of Little Love from April 2018. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat.

As China mobile game market continues to grow at rapid pace, our management team believe it is the right time to leverage our expertise in gaming app development to tap into this hot market. We have been actively developing co-operation relationship with other developers and operators since March 2018. There are two games that we are currently co-operating with their developers: Magician Hero (“魔纹游戏”) and Shu Mountain Fantasy (“蜀山奇缘”) of which we are responsible for marketing, co-operating and maintenance on the platforms and channels introduced by us. Magician Hero features non-stop-3D real action and battles based on Greek mythology. Shu Mountain Fantasy is a role-playing game of Xian Xia theme based on the period of the fairy magic war, so that users can witness the fall of the fairy tales. However, based on the market responses, we suspended the operations of the co-operations with other developers or operators in July 2020.

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

Financial Operations Overview

Results of Operations for the years ended September 30, 2020 and 2019

	2020		2019
		% of Sale		% of Sale
Revenues	$-		$83,851
Cost of Revenues	-	-%	12,877	15%
Gross Profit	-	-%	70,974	85%
Operating Expenses:
General and administrative expenses	255,152	-%	333,373	398%
Research and development expenses	14,631	-%	16,604	20%
Total Operating Expenses	269,783	-%	349,977	417%
Loss from Operations	(269,783)	-%	(279,003)	(333)%
Other Income	3,805	-%	72,258	86%
Loss Before Income Taxes	(265,978)	-%	(206,745)	(247)%
Income Taxes	-	-	-	-
Net Loss	$(265,978)	-%	$(206,745)	(247)%

Revenues

For the year ended September 30, 2020, we had total revenues of $nil as compared to $83,851 for the year ended September 30, 2019. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the current year.

Cost of Revenues

For the years ended September 30, 2020 and 2019, cost of revenues amounted to $nil and $12,877, respectively. The Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no cost of revenue was recorded during the current year.

Gross Profit

For the years ended September 30, 2020 and 2019, gross profit amounted to $nil and $70,974, respectively. The decrease of gross profit during the year ended September 30, 2020 compared to the year of 2019 was primarily attributable to the reason mentioned above,

General and Administrative Expenses

For the years ended September 30, 2020 and 2019, general and administrative expenses amounted to $255,152 and $333,373, respectively. The decrease of general and administrative expenses in the amount of $78,221 or 23% was primarily attributable to the COVID-19 pandemic surfaced in China has significantly affected the Company’s operation from January 2020 and the Company temporarily suspended all of its operation from April 2020.

Research and Development Expenses

For the years ended September 30, 2020 and 2019, research and development expenses amounted to $14,631 and $16,604, respectively. The decrease of research and development expenses in the amount of $1,973 or 12% during the year ended September 30, 2020 was primarily attributable to suspended operations from April 2020.

Other Income

For the year ended September 30, 2020, total other income was $3,805 as compared to other income of $72,258 for the year ended September 30, 2019. The decrease in other income is primarily because there was no more subsidy from government during the current year.

Net loss

For the years ended September 30, 2020 and 2019, net loss amounted to $265,978 and $206,745, respectively. The increase of net loss in the amounts of $59,233 or 29% for the year ended September 30, 2020 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $10,125 for the year ended September 30, 2020 as compared to a foreign currency translation gain of $4,359 for the year ended September 30, 2019. This non-cash gain (loss) had the effect of decreasing (increasing) our reported comprehensive loss.

Comprehensive Loss

For the year ended September 30, 2020, comprehensive loss of $276,103 is derived from our net loss of $265,978. For the year ended September 30, 2019, comprehensive loss of $202,386 is derived from net loss of $206,745.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2020, the Company’s working capital deficit was approximately $857,591 as compared to working capital deficit of approximately $596,000 as of September 30, 2019. As of September 30, 2020 and September 30, 2019, the Company’s accumulated deficit was approximately $2,567,413 and $2,301,435, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for years ended September 30, 2020 and 2019:

	Years Ended September 30,
	2020	2019
Net cash used in operating activities	$(144,300)	$(151,463)
Cash flows used in investing activities	$-	$-
Cash flows provided by financing activities	$154,643	$135,511
Effect of exchange rate on cash and cash equivalent	$(15,520)	$(131)
Net decrease in cash and cash equivalents	$(10,343)	$(16,083)

Net cash used in operating activities for the year ended September 30, 2020 was $144,300 as compared to net cash used in operating activities of $151,463 for the year ended September 30, 2019. The decrease in cash used in operating activities for the year ended September 30, 2020 was mainly due to the increase in accrued liability and other payable and partially offset by the decrease of net loss.

Net cash provided by financing activities for the year ended September 30, 2020 was $154,643 as compared to $135,511 for the year ended September 30, 2019. The increase in cash provided by financing activities for the year ended September 30, 2020 was mainly due to the decrease of the repayment to related parties and partially offset by decrease of proceeds from related parties and.

Critical Accounting Policies and Estimates

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2020, the Company’s current liabilities exceeded the current assets with $857,591, its accumulated deficit was $2,567,413 and the Company has incurred losses since inception. Besides based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid investments with original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable primarily represents the cash due from third-party application stores and other payment channels, net of allowance for doubtful accounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of third-party application stores and other payment channels, current economic conditions and other factors that may affect their ability to pay. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Provision for doubtful accounts was $2,894 and $nil for the year ended September 30, 2020 and 2019, respectively.

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

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion. The Company did not record any impairment charges for the years ended September 30, 2020 and 2019.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluate the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2020 and September 30, 2019, the Company did not have any unrecognized tax benefits.

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

The Company currently recognizes revenue from application users in the form of membership subscription and à la carte online credit purchases. Membership subscription is a service package which enables members to enjoy additional functions and privileges. Members pay in advance, primarily by using a debit card or through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, all purchases are final and nonrefundable. Fees collected, in advance for membership subscription, are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to three months. Membership subscription revenue is insignificant for the years ended September 30, 2019 and 2018. À la carte online credit purchases are non-refundable and the risk passes to users when users pay for à la carte features. Revenue from the purchase of à la carte features is recognized upon users paying for the purchase. In the year ended September 30, 2019, the Company also generated revenue from development and sale of software. Revenue from development and sale of software is recognized when the software is delivered to and accepted by the customer.

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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the year ended September 30, 2020 and the year ended September 30, 2019 included net loss and unrealized loss (gain) from foreign currency translation adjustments.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020 and September 30, 2019, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 6, 2021, CX Network Group, Inc. (the “Company”) provided MaloneBailey, LLP (“MaloneBailey”) with its disclosures in the Current Report on Form 8-K disclosing the termination of the engagement of MaloneBailey and requested in writing that MaloneBailey furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. MaloneBailey’s response is filed as an exhibit to the Current Report on Form 8-K filed on January 8, 2021.

The auditor reports by MaloneBailey contained in the financial statements of the Company for the years ended September 30, 2019 and 2018, filed as part of the annual reports on Form 10-K for the years ended September 30, 2019 and 2018, did not contain an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the Company’s ability to continue as a going concern. There had been no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the years ended September 30, 2019 and 2018, nor in the subsequent period through January 6, 2021.

On January 4, 2021, the Board of Directors of the Company engaged JLKZ CPA LLP (“JLKZ”) as its independent accountant to provide auditing services for going forward for the Company. The Company has terminated the engagement of MaloneBailey. The decision to hire JLKZ was approved by the Company’s Board of Directors.

During our two most recent fiscal years and through the subsequent interim period through the date MaloneBailey was dismissed, MaloneBailey did not advise us as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K (“Item 304”). Furthermore, during our two most recent fiscal years, and the subsequent interim period prior to engaging JLKZ, we (nor anyone on our behalf) did not consult JLKZ regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that JLKZ concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304).

We provided MaloneBailey with a copy of the disclosures/statements we made in response to Item 304(a). We requested and received from MaloneBailey a letter, dated January 7, 2021, addressed to the SEC stating that it agreed with such statements. A copy of the letter is attached as Exhibit 16.1 to the current report on Form 8-K dated January 8, 2021.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the fiscal year ended September 30, 2020, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)	Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2020 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to the Company for the two fiscal years ended September 30, 2020 and 2019 to each of the following named principal executive officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Huibin Su (CEO)	2020(1)	-	-	-	-	-	-
	2019(1)	17,455	-	-	-	-	17,455

Zizhong Huang (Chief Operating Officer)	20120(2)	-	-	-	-	-	-
	2019(2)	-	-	-	-	-	-

(1)	Mr. Su became our CEO in March 2017. Prior to the closing of the Share Exchange, Mr. Su served as the CEO and CFO of Shenzhen CX and was compensated by Shenzhen CX.

(2)	Mr. Zizhong Huang became our Chief Operating Officer in March 2017. Prior to the closing of the Share Exchange, Mr. Huang served as the COO of Shenzhen CX.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal years ended September 30, 2020 and 2019 there were no options granted to our named officers or directors.

Outstanding Equity Awards at 2020Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2020.

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

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of January 13, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of January 13, 2021 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than compensation agreements and other arrangements described in “Executive Officers and Directors Compensation,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last two completed fiscal years; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Stockholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	September 30, 2020	September 30, 2019
Jiyin Li	$1,290	$1,279
Huibin Su	599,950	445,607
Chaoran Zhang	14,726	14,013
Total	$615,966	$460,899

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the years ended September 30, 2020 and 2019, the Company obtained loans from the above related parties in the amount of $158,160 and $164,466, respectively, and made repayment to them in the amount of $3,092 and $76,955, respectively.

During the year ended September 30, 2020 and 2019, Huibin Su paid expenses on behalf of the Company in the amount of $3,165 and $4,060, respectively.

In addition, during the year ended September 30, 2019, two friends of Huibin Su provided office space to Shenzhen CX and CX HK free of charge, and Dongguan FirstWisdom Listing Services Co., Ltd, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost. Yi Zhang, a friend of Huibin Su, also provided non-compensated accounting services to the Company during the year ended September 30, 2019.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by JLKZ CPA LLP, our independent auditor for the fiscal year ended September 30, 2020 was $25,000 and MaloneBailey LLP, our independent accountants for the fiscal year ended September 30, 2020 was $57,500 and September 30, 2019 was $61,000:

	Fiscal Year Ended September 30,
	2020	2019
Audit Fees(1)	$82,500	$61,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$82,500	$61,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our entire board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended September 30, 2020, is compatible with maintaining the auditor’s independence.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-20 of this report.

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

CX Network Group, Inc. (Registrant)

Date: January 13, 2021	By:	/s/ Huibin Su
Huibin Su
Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Repot has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Huibin Su	Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director	January 13, 2021
Huibin Su	(Principal Executive Officer, Principal Accounting and Financial Officer)

/s/ Jiyin Li	Chairman and Director	January 13, 2021
Jiyin Li

CX NETWORK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2020 and 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

CX Network Group, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CX Network Group, Inc and its subsidiaries (collectively, the “Company”) as of September 30, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for each of the years then ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a net capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2021.

JLKZ CPA LLP

Flushing, New York

January 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CX Network Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CX Network Group, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2016.

Houston, Texas

December 30, 2019

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$682	$5,858
Accounts receivable	-	453
Prepaid expenses	-	1,051
Security deposit	-	4,204
Other receivables	3,575	2,490
Total Current Assets	4,257	14,056

Property and equipment, net	-	14,380
Total Non-current Assets	-	14,380
Total Assets	$4,257	$28,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$615,966	$460,899
Accrued liabilities and other payables	187,818	91,528
Short-term loans	58,064	57,497
Total Current Liabilities	861,848	609,924
Total Liabilities	861,848	609,924

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at September 30, 2020 and 2019	2,138	2,138
Additional paid-in capital	1,743,629	1,743,629
Accumulated deficit	(2,567,413)	(2,301,435)
Accumulated other comprehensive loss	(35,945)	(25,820)

Total Stockholders’ Deficit	(857,591)	(581,488)

Total Liabilities and Stockholders’ Deficit	$4,257	$28,436

The accompanying notes are an integral part of these audited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year ended September 30,
	2020	2019

REVENUES	$-	$83,851
COST OF REVENUES	-	12,877
GROSS PROFIT	-	70,974

OPERATING EXPENSES:
General and administrative expenses	255,152	333,373
Research and development expenses	14,631	16,604
Total Operating Expenses	269,783	349,977

LOSS FROM OPERATIONS	(269,783)	(279,003)

OTHER INCOME	3,805	72,258

LOSS BEFORE INCOME TAXES	(265,978)	(206,745)

INCOME TAXES	-	-

NET LOSS	$(265,978)	$(206,745)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	(10,125)	4,359

COMPREHENSIVE LOSS	$(276,103)	$(202,386)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,376,918	21,360,479

The accompanying notes are an integral part of these audited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2020 and 2019

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, September 30, 2018	21,216,918	$2,122	$1,695,645	$(2,094,690)	$(30,179)	$(427,102)

Common stock issued for cash	160,000	16	47,984	-	-	48,000

Net loss	-	-	-	(206,745)	-	(206,745)

Foreign currency translation adjustment	-	-	-	-	4,359	4,359

Balance, September 30, 2019	21,376,918	$2,138	$1,743,629	$(2,301,435)	$(25,820)	$(581,488)

Net loss	-	-	-	(265,978)	-	(265,978)

Foreign currency translation adjustment	-	-	-	-	(10,125)	(10,125)

Balance, September 30, 2020	21,376,918	$2,138	$1,743,629	$(2,567,413)	$(35,945)	$(857,591)

The accompanying notes are an integral part of these audited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(265,978)	$(206,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,643	20,069
Loss on disposal of property and equipment	-	10,874
Provision of allowance for doubtful accounts	4,029	-
Changes in operating assets and liabilities:
Accounts receivable	461	1,952
Prepaid expenses	3,725	747
Other receivables	3,220	(216)
Accrued liabilities and other payables	95,600	21,856

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(144,300)	(151,463)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(2,997)	(76,955)
Proceeds from related parties	157,640	164,466
Proceeds from stock issuance	-	48,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	154,643	135,511

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15,519)	(131)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,343)	(16,083)

CASH AND CASH EQUIVALENTS - beginning of year	5,858	21,941

CASH AND CASH EQUIVALENTS - end of year	$682	$5,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$3,066	$4,060
Derecognition of operating lease right-of-use asset and liability	$10,566	$-

The accompanying notes are an integral part of these audited consolidated financial statements

CX Network Group, Inc

Notes to the Consolidated Financial Statements

September 30, 2020 and 2019

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

As of September 30, 2020 and 2019, the carrying amount and classification of the assets and liabilities in CX Cayman’s balance sheets that relate to CX Cayman’s Variable Interest Entities is as follows:

	September 30, 2020	September 30, 2019

ASSETS
Cash	$456	$3,381
Accounts receivable	-	453
Prepaid expenses	-	1,051
Security deposits, current	-	4,204
Other receivable	3,575	2,284
Total current assets of VIE	4,031	11,373
Property and equipment, net	-	14,380
Total non-current assets of VIE	-	14,380
Total assets of VIE	$4031	$25,753

LIABILITIES
Accrued liabilities and other payables	$15,889	$8,732
Due to related parties	143,442	127,445
Total current liabilities of VIE	159,341	136,177
Total liabilities of VIE	$159,341	$136,177

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

GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2020, the Company’s current liabilities exceeded the current assets with $857,591, its accumulated deficit was $2,567,413 and the Company has incurred losses since inception. Besides based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop app and related E-commerce business to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including valuation of allowance for deferred tax assets and useful life of properties and equipment. Actual results could differ from those estimates.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments with original maturities of three months or less when purchased.

Accounts receivable

Accounts receivable primarily represents the cash due from customers, third-party application stores and other payment channels, net of allowance for doubtful accounts. The Company makes estimates for the allowance for doubtful accounts based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of third-party application stores and other payment channels, current economic conditions and other factors that may affect their ability to pay. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Provision for doubtful accounts was $2,894 and $nil for the year ended September 30, 2020 and 2019, respectively.

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

The Company makes various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets. The assumptions and estimates used to determine future values and remaining useful lives of long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as the Company’s business strategy and its forecasts for specific market expansion. The Company did not record any impairment charges for the years ended September 30, 2020 and 2019.

Advertising costs

Advertising costs are classified as selling expenses and are expensed in the period incurred and represent online marketing, including fees paid to search engines, and online and offline marketing. Advertising expense was $nil for both of the years ended September 30, 2020 and 2019.

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

ASC 740 “Income taxes” clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2020 and 2019, the Company did not have any unrecognized tax benefits.

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

The Company currently recognizes revenue from application users in the form of membership subscription and à la carte online credit purchases. Membership subscription is a service package which enables members to enjoy additional functions and privileges. Members pay in advance, primarily by using a debit card or through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, all purchases are final and nonrefundable. Fees collected, in advance for membership subscription, are deferred and recognized as revenue using the straight-line method over the terms of the applicable membership period, which primarily range from one to three months. Membership subscription revenue is insignificant for the years ended September 30, 2019 and 2018. À la carte online credit purchases are non-refundable and the risk passes to users when users pay for à la carte features. Revenue from the purchase of à la carte features is recognized upon users paying for the purchase. In the year ended September 30, 2019, the Company also generated revenue from development and sale of software. Revenue from development and sale of software is recognized when the software is delivered to and accepted by the customer.

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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended September 30, 2020 and 2019 included net loss and unrealized loss (gain) from foreign currency translation adjustments.

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

New accounting pronouncements

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (the “Tax Act”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Act. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2020, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this ASU in the first quarter of 2020 and the new standard did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU in the first quarter of 2020 and the new standard did not have a material impact on the consolidated financial statements.

In December 18, 2019, the FASB issued ASU 2019-12, income Taxes — Simplifying the Accounting for Income Taxes serves to simplify the accounting for income taxes by removing certain following Codification exceptions, including exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment. This guidance will be effective after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the new guidance and do not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities, Investments—Equity Method and Joint Ventures, and Derivatives and Hedging, which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of the new guidance and do not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2020 and 2019, accounts receivable consisted of the following:

	September 30, 2020	September 30, 2019
Accounts receivable	$2,986	$453
Allowance for doubtful accounts	(2,986)	-
	$-	$453

Provision for doubtful accounts was $2,894 and $nil for the year ended September 30, 2020 and 2019, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

At September 30, 2020 and 2019, property and equipment consisted of the following:

	September 30, 2020	September 30, 2019
Office equipment	$31,132	$29,625
Furniture and fixtures	18,387	17,497
Sub-total	49,519	47,122
Less: accumulated depreciation	(49,519)	(32,742)
Foreign currency translation

Property and equipment, net	$-	$14,380

For the years ended September 30, 2020 and 2019, depreciation expense amounted to $14,643 and $20,069, respectively, which is included in general and administrative expenses, research and development expenses and cost of revenues.

NOTE 5 – SHORT-TERM LOANS

As of September 30, 2020 and 2019, the balance of the short-term loans was $58,064 and 57,497, respectively. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2020 and 2019.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. The provisions of the Tax Act may have a significant impact on the Company, which includes the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of the corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. The Company has suffered recurring losses from operations and retained an accumulated deficit of $2,567,413 and $2,301,435 as of September 30, 2020 and 2019, respectively, therefore there was no provision of the tax on GILTI for the year ended September 30, 2020 and 2019.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first $0.26 million (HK$2 million), the excess part will be taxed at 16.5%. CX HK did not earn any income that was derived in Hong Kong for the years ended September 30, 2020 and 2019 and therefore, CX HK was not subject to Hong Kong profits tax for the years reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the years ended September 30, 2020 and 2019. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. For year ended September 30, 2020, Shenzhen CX incurred net operating losses and, accordingly, no provision for income taxes has been recorded. For the year ended September 30, 2019, Shenzhen CX generated taxable income, but no provision for income taxes has been recorded since the amount is fully deducted due to net operating loss carry forwards. In addition, a full valuation allowance has been provided against Shenzhen CX’s deferred income tax assets due to the uncertainty of the realization of any tax assets. At September 30, 2020 and 2019, Shenzhen CX had $1,820,097 and $1,774,343 of net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2020.

The components of Shenzhen CX’s deferred tax assets are as follows:

	September 30, 2020	September 30, 2019
Deferred tax assets	$455,024	$443,586
Less: Valuation allowance	(455,024)	(443,586)
Deferred tax assets, net	$-	$-

NOTE 7 – STOCKHOLDERS’ DEFICIT

In October and December 2018, the Company entered into subscription agreements with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 160,000 shares of common stock, par value $0.0001 per share, with a purchase price of $0.30 per share. The Company received gross proceeds of $48,000.

As of September 30, 2020 and 2019, there were 21,376,918 shares issued and outstanding, respectively.

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

During the year ended September 30, 2020, the Company had operating lease expense of $4,260. The remaining lease liability in the amount of $10,566 has been extinguished due to the lease termination in December 2019. The loss related to termination was $2,130 which is included in other income (expenses). As of September 30, 2020, there is no operating lease right-of-use asset and operating lease liability in the consolidated balance sheet.

NOTE 9 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX

Due to related parties

Due to related parties consist of the following:

	September 30, 2020	September 30, 2019
Jiyin Li	$1,290	$1,279
Huibin Su	599,950	445,607
Chaoran Zhang	14,726	14,013
Total	$615,966	$460,899

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

During the years ended September 30, 2020 and 2019, the Company obtained loans from the above related parties in the amount of $158,160 and $164,466, respectively, and made repayment to them in the amount of $3,092 and $76,955, respectively.

During the year ended September 30, 2020 and 2019, Huibin Su paid expenses on behalf of the Company in the amount of $3,165 and $4,060, respectively.

In addition, during the year ended September 30, 2019, two friends of Huibin Su provided office space to Shenzhen CX and CX HK free of charge, and Dongguan FirstWisdom Listing Services Co., Ltd, a company controlled by Chaoran Zhang and Huibin Su, was allowed to share the office space leased by Shenzhen CX at no cost. Yi Zhang, a friend of Huibin Su, also provided non-compensated accounting services to the Company during the year ended September 30, 2019.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the audited consolidated financial statements.