Form 10-Q
period 2020-12-31
CX Network Group, Inc.
filed 2021-02-22
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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
N/A

As of February 22, 2021, we have 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

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

ii

CX NETWORK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31	September 30
	2020	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,435	$682
Other receivables	3,718	3,575
Total Current Assets	5,153	4,257

Total Assets	$5,153	$4,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$645,620	$615,966
Accrued liabilities and other payables	195,317	187,818
Short-term loans	58,037	58,064
Total Current Liabilities	898,974	861,848
Total Liabilities	898,974	861,848

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at December 31, 2020 and September 30,2020, respectively	2,138	2,138
Additional paid-in capital	1,743,629	1,743,629
Accumulated deficit	(2,597,442)	(2,567,413)
Accumulated other comprehensive loss	(42,146)	(35,945)

Total Stockholders’ Deficit	(893,821)	(857,591)

Total Liabilities and Stockholders’ Deficit	$5,153	$4,257

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended December 31,
	2020	2019

REVENUES	$-	$4,146
COST OF REVENUES	-	517
GROSS PROFIT	-	3,629

OPERATING EXPENSES:
Selling expenses	-	-
General and administrative expenses	31,808	74,176
Research and development expenses	-	5,122
Total Operating Expenses	31,808	79,298

LOSS FROM OPERATIONS	(31,808)	(75,669)

OTHER INCOME (EXPENSE)	1,779	(2,709)

LOSS BEFORE INCOME TAXES	(30,029)	(78,378)

INCOME TAXES	-	-

NET LOSS	$(30,029)	$(78,378)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(6,201)	(2,907)

COMPREHENSIVE LOSS	$(36,230)	$(81,285)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,376,918	21,376,918

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2020

(UNAUDITED)

					Accumulated	Total
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2020	21,376,918	$2,138	$1,743,629	$(2,567,413)	$(35,945)	$(857,591)

Net loss	-	-	-	(30,029)	-	(30,029)

Foreign currency translation adjustment	-	-	-	-	(6,201)	(6,201)

Balance, December 31, 2020	21,376,918	2,138	1,743,629	(2,597,442)	(42,146)	(893,821)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2019	21,376,918	$2,138	$1,743,629	$(2,301,435)	$(25,820)	$(581,488)

Net loss	-	-	-	(78,378)	-	(78,378)

Foreign currency translation adjustment	-	-	-	-	(2,907)	(2,907)

Balance, December 31, 2019	21,376,918	2,138	1,743,629	(2,379,813)	(28,727)	(662,773)

CX NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,030)	$(78,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2,942
Operating lease expense	-	4,879
Changes in operating assets and liabilities:
Accounts receivable	-	208
Prepaid expenses	-	152
Other receivables	-	(226)
Security deposit	-	2,130
Operating lease liability	-	(2,130)
Accrued liabilities and other payables	5,780	23,163

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(24,250)	(47,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(1,562)
Proceeds from related parties	24,986	46,369

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,986	44,807

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17	79

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	736	(2,374)

CASH AND CASH EQUIVALENTS - beginning of period	682	5,858

CASH AND CASH EQUIVALENTS - end of period	$1,435	$3,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by related party on behalf of the Company	$-	$1,840
Termination of operating lease	$-	$10,566

CX Network Group, Inc

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of CXKJ, its wholly owned subsidiaries, CX Cayman, CX HK, CX Network, and its VIE, Shenzhen CX. All intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, or for any subsequent period. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2020 included in the Form 10-K filed with the SEC on January 13, 2021.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2020, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,595,336 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended September 30, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended September 30, 2020.

New accounting pronouncements

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

NOTE 3 – SHORT-TERM LOANS

As of December 31, 2020 and September 30, 2020, the balance of the short-term loans was $58,037 and $58,064, respectively. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

NOTE 4 – INCOME TAXES

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2020 and 2019.

Cayman Islands

CX Cayman is incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, CX Cayman is not subject to tax on income or capital gains. In addition, upon payments of dividends by CX Cayman, no Cayman Islands withholding tax is imposed.

Hong Kong

CX HK is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first $0.26 million (HK$2 million), the excess part will be taxed at 16.5%. CX HK did not earn any income that was derived in Hong Kong for the three months ended December 31, 2020 and 2019 and therefore, CX HK was not subject to Hong Kong profits tax for the years reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

CX Network did not generate taxable income in the PRC for the three months ended December 31, 2020 and 2019. Management estimated that CX Network will not generate any taxable income in the future.

Shenzhen CX was incorporated in the PRC. For the three months ended December 31, 2020 and 2019, Shenzhen CX incurred net operating losses and no provision for income taxes has been recorded. In addition, a full valuation allowance has been provided against Shenzhen CX’s deferred income tax assets due to the uncertainty of the realization of any tax assets.

NOTE 5 – STOCKHOLDERS’ DEFICIT

As of December 31, 2020 and September 30, 2020, there were 21,376,918 shares issued and outstanding, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	December 31, 2020	September 30, 2020
Jiyin Li	$1,290	$1,290
Huibin Su	629,005	599,950
Chaoran Zhang	15,325	14,726
Total	$645,620	$615,967

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2020 Annual Report filed with the Securities and Exchange Commission on December 30, 2020 and elsewhere in this quarterly report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Financial Operations Overview

Results of Operations for the three months ended December 31, 2020 and 2019.

Revenues

For the three-month ended September 30, 2020 and 2019, we had no revenues. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

Cost of Revenues

For the three-month ended September 30, 2020 and 2019, we had no cost of revenues. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

Gross Profit

For the three-month ended September 30, 2020 and 2019, we had no profit margin. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

General and Administrative Expenses

For the three months ended December 31, 2020 and 2019, general and administrative expenses amounted to $31,808 and $74,156, respectively. The decrease of general and administrative expenses in the amount of $42,347 or 57% was primarily attributable to the decrease of salary expense, professional fees, and lease expense.

Research and Development Expenses

For the three months ended December 31, 2020 and 2019, research and development expenses amounted to $nil and $5,122, respectively. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the current period.

Other Income (Expenses)

For the three months ended December 31, 2020, total other income (expense) was $1,779 as compared to $920 for the three months ended December 31, 2019.

Net loss

For the three months ended December 31, 2020 and 2019, net loss amounted to $30,029 and $78,378, respectively. The decrease of net loss in the amounts of $48,349 or 62% for the three months ended December 31, 2019 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $6,201 for the three months ended December 31, 2020 as compared to a foreign currency translation loss of $2,907 for the three months ended December 31, 2019. This non-cash loss or gain had an effect of increasing or decreasing our reported comprehensive loss.

Comprehensive Loss

For the three months ended December 31, 2020, comprehensive loss of $38,344 is derived from our net loss of $30,029. For the three months ended December 31, 2019, comprehensive loss of $81,285 is derived from our net loss of $78,378.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyses its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2020, the Company’s working capital deficit was approximately $893,821 as compared to working capital deficit of approximately $857,591 as of September 30, 2020. As of December 31, 2020, and September 30, 2020, the Company’s accumulated deficit was approximately $2,597,442 and $2,567,413, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(24,250)	$(47,260)
Cash flows used in investing activities	$-	$-
Cash flows provided by financing activities	$24,986	$44,807
Effect of exchange rate on cash and cash equivalent	$17	$79
Net increase (decrease) in cash and cash equivalents	$736	$(2,374)

Operating Activities.

Net cash used in operating activities totaled $24,250 for the three months ended December 31, 2020, which was attributable to the net loss of around $30,029, and the increase of accrued liability and other payable around $5,780, as compared to net cash used in operating activities of $47,260 for the three months ended December 31, 2019.

Financing Activities.

Net cash provided by financing activities for the three months ended December 31, 2020 was $24,986 as compared to $44,807 for the three months ended December 31, 2019. The decrease in cash provided by financing activities for the three months ended December 31, 2020 was mainly due to the decrease of proceeds from related party.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyses its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2020, the Company’s current liabilities exceeded the current assets, its accumulated deficit was approximately $2,597,442 and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31 and September 30, 2020, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this quarterly report for discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the three months ended December 31, 2020, our chief executive officer, who served as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on January 13, 2021.

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

Dated: February 22, 2021	CX NETWORK GROUP, INC.

	By:	/s/ Huibin Su
	Name:	Huibin Su
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Manager and Director