Form 10-Q
period 2021-03-31
CX Network Group, Inc.
filed 2021-05-19
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
N/A

As of May 17, 2021, we have 21,376,918 shares of common stock, par value $0.0001 per share issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CX NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$682
Other receivables	-	3,575
Total Current Assets	-	4,257

Total Assets	$-	$4,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related parties	$-	$615,966
Accrued liabilities and other payables	-	187,818
Short-term loans	-	58,064
Total Current Liabilities	-	861,848
Total Liabilities	-	861,848

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at March 31, 2021 and September 30, 2020	2,138	2,138
Additional paid-in capital	2,658,417	1,743,629
Accumulated deficit	(2,637,668)	(2,567,413)
Accumulated other comprehensive loss	(22,887)	(35,945)

Total Stockholders’ Deficit	-	(857,591)

Total Liabilities and Stockholders’ Deficit	$-	$4,257

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020

REVENUES	$-	$4,172	$-	$26
COST OF REVENUES	-	605	-	88
GROSS PROFIT (LOSS)	-	3,567	-	(62)

OPERATING EXPENSES:
General and administrative expenses	72,008	107,735	40,226	33,559
Research and development expenses	-	5,835	-	713
Total Operating Expenses	72,008	113,570	40,226	34,272

LOSS FROM OPERATIONS	(72,008)	(110,003)	(40,226)	(34,334)

OTHER INCOME (EXPENSES)	1,753	(1,640)	-	1,069

LOSS BEFORE INCOME TAXES	(70,255)	(111,643)	(40,226)	(33,265)

INCOME TAXES	-	-	-	-

NET LOSS	$(70,255)	$(111,643)	$(40,226)	$(33,265)

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	13,058	(465)	19,259	2,442

COMPREHENSIVE LOSS	$(57,197)	$(20,967)	$(37,512)	$(30,823)

NET LOSS PER COMMON SHARE:
Basic & Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	21,376,918	21,376,918	21,376,918	21,376,918

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2020	21,376,918	$2,138	$1,743,629	$(2,567,413)	$(35,945)	$(857,591)

Net loss	-	-	-	(30,029)	-	(30,029)

Foreign currency translation adjustment	-	-	-	-	(6,201)	(6,201)

Balance, December 31, 2020	21,376,918	2,138	1,743,629	(2,597,442)	(42,146)	(893,821)

Net loss	-	-	-	(40,226)		(40,226)

Assets and liabilities assumed by shareholders	-	-	531,858	-	-	531,858

Realization from disposal of subsidiaries			382,930		17,923	400,853
Foreign currency translation adjustment	-	-	-	-	1,336	1,336

Balance, March 31, 2021	21,376,918	2,138	2,658,417	(2,637,668)	(22,887)	-

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2019	21,376,918	$2,138	$1,743,629	$(2,301,435)	$(25,820)	$(581,488)

Net loss	-	-	-	(78,378)	-	(78,378)

Foreign currency translation adjustment	-	-	-	-	(2,907)	(2,907)

Balance, December 31, 2019	21,376,918	2,138	1,743,629	(2,379,813)	(28,727)	(662,773)

Net loss	-	-	-	(33,265)	-	(33,265)

Foreign currency translation adjustment	-	-	-	-	2,442	2,442

Balance, March 31, 2020	21,376,918	2,138	1,743,629	(2,413,078)	(26,285)	(693,596)

CX NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,255)	$(111,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	5,805
Operating lease expense	-	4,879
Changes in operating assets and liabilities:
Accounts receivable	-	209
Prepaid expenses	-	80
Other receivable	-	(1,135)
Security deposit	-	2,139
Operating lease liability	-	(2,130)
Account payable	1,596	-
Accrued liabilities and other payables	3,669	15,226

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(64,990)	(86,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of subsidiaries, net of cash disposed	(456)	-

NET CASH USED IN INVESTING ACTIVITIES	(456)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(2,995)
Proceeds from related parties	65,201	86,716

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,201	83,721

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(436)	37

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(682)	(2,512)

CASH AND CASH EQUIVALENTS - beginning of period	682	5,858

CASH AND CASH EQUIVALENTS - end of period	$-	$3,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Assets and liabilities assumed by shareholders as additional paid-in capital	$531,858	$-
Realization of gain from disposal of subsidiaries as additional paid-in capital	$382,930	$-
Expenses paid by related party on behalf of the Company	$-	$3,065
Termination of operating lease	$-	$10,566

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

On March 30, 2021, the controlling shareholders of the Company (the “Sellers”), and certain investor (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers will acquire 16,683,334 shares of common stock, par value $0.0001 per share (the “Shares”), for an aggregate purchase price of $255,000. Pursuant to the SPA, the Sellers assumed all assets and liabilities of the Company as of March 30, 2021. In connection with the SPA, on the same day, the Company, Chuangxiang Holdings Inc., a Cayman Islands corporation (“Spin-Off Subsidiary”), and Continent Investment Management Limited and Golden Fish Capital Investment Limited, (“Spin-Off Subsidiary buyers”) entered into a spin-off agreement (the “Spin-Off Agreement”). Pursuant to the Spin-Off Agreement, Spin-Off Subsidiary buyers will receive all of the issued and outstanding capital stock of Spin-Off Subsidiary at a purchase price of $1 at the closing. As a result, Spin-Off Subsidiary buyers will become the sole equity owner of Spin-Off Subsidiary and the Company will have no further interest in Spin-Off Subsidiary. The Company sold the entire Spin-Off Subsidiaries to the related party, resulting in a gain on disposal of 382,930 which was included in additional paid-in capital because it is not an arm length transaction.

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

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2021, the Company’s its accumulated deficit was approximately $2,637,668 and the Company has incurred losses since inception, although no liabilities were on the book due to the assumption of all assets and liabilities by original controlling shareholders of the Company. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13,“Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

NOTE 3 – SHORT-TERM LOANS

As of March 31, 2021 and September 30, 2020, the balance of the short-term loans was $nil and $58,064, respectively. The amount represents loans borrowed from an individual and a company that are unsecured, no interest bearing and due on demand.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

As of March 31, 2021 and September 30, 2020, there were 21,376,918 shares issued and outstanding, respectively.

On March 30, 2021, the controlling shareholders of the Company (the “Sellers”), and certain investor (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers will acquire 16,683,334 shares of common stock, par value $0.0001 per share (the “Shares”), for an aggregate purchase price of $255,000. Pursuant to the SPA, the Sellers assumed all assets and liabilities of the Company as of March 30, 2021. Hence, the net amount of $531,858  liabilities assumed by the Sellers is considered as capital contribution to additional-paid in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Name of Related Party	Nature of Relationship
Jiyin Li	Chairman
Huibin Su	Chief Executive Officer and Chief Financial Officer
Chaoran Zhang	Significant Shareholder of Shenzhen CX
Zizhong Huang	Chief Operating Officer

Due to related parties

Due to related parties consist of the following:

	March 31, 2021	September 30, 2020
Jiyin Li	$-	$1,290
Huibin Su	-	599,950
Chaoran Zhang	-	14,726
Total	$-	$615,967

The balance of due to related parties represents expense paid by related parties on behalf of the Company and the loans the Company obtained from related parties for working capital purpose. The loans owed to the related parties are interest free, unsecured and repayable on demand.

NOTE 7 – SUBSEQUENT EVENTS

On May 17, 2021, CX Network Group, Inc. (“CXKJ” and Seller), Kun Peng International Holdings Limited (“KPI”) and KPI’s shareholders, Kunpeng Tech Limited, Kunpeng TJ Limited, Pui Chun Wong, Sheng Liao, and Wenqiang Wang (the “KPI shareholders”) entered into a Share Exchange Agreement (the “Agreement”), pursuant to which the KPI shareholders desire to acquire 34,158,391 shares of common stock of CXKJ, par value $0.0001 per share (the “CNKJ Shares”), in exchange for 100% of the outstanding shares of KPI.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL DATA

On May 17, 2021, CX Network Group, Inc. (“CXKJ”) entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Kun Peng International Holding Limited (“KP International”), a British Virgins Island company, and the shareholders of KP International (the “Shareholders”). The Share Exchange Agreement is effective on May 17, 2021.

For accounting purposes, the Share Exchange Agreement has been accounted for as a reverse acquisition, and the transactions has been treated as a recapitalization of KP International, with KP International as the accounting acquirer and continuing entities although CXKJ is the legal acquirer. Accordingly, the Company’s historical financial statements are those of KP International immediately following the consummation of the reverse acquisition.

The accompanying unaudited pro forma condensed combined financial information have been prepared to present the balance sheet and statements of operations of CXKJ to indicate how the combined financial statements might have looked like if the acquisition of KP International and the transactions related to the acquisition had occurred as of the beginning of the period presented.

The unaudited pro forma condensed combined balance sheet as of March 31, 2021 and September 30, 2020 is presented as if we have entered into and closed the Share Exchange Agreement, hence consummation of the reverse acquisition on March 31, 2021 and September 30, 2020.

The unaudited pro forma condensed combined statements of operations for the six months ended March 31, 2021 and from inception through September 30, 2020 are presented as if the reverse acquisition consummated at the beginning of the period presented and were carried forward through each of the aforementioned periods presented. The unaudited pro forma condensed combined financial statements of CXKJ were derived from the audited financial statements contained on its September 30, 2020 Form 10-K, as filed with the Securities and Exchange Commission. The unaudited pro forma condensed combined financial statements of CXKJ were derived from its books and records.

The unaudited pro forma condensed financial statements of KP International and its subsidiaries were derived from their books and records and assumed the VIE Agreements consummated on such period.

The unaudited pro forma condensed financial statements of King Eagle (Tianjin) were derived from its books and records.

These unaudited pro forma condensed financial statements are presented for illustrative purposes only and are not intended to be indicative of actual consolidated financial position and consolidated results of operations.

CX NETWORK GROUP, INC. AND ITS SUBSIDIARIES

Unaudited Pro Forma Condensed Combined Balance Sheets as of March 31, 2021

	CX Network Group, Inc.	Consolidated Combined Kun Peng International Holding Limited and Its Subsidiaries	Adjustment		Pro forma Balances
	(Unaudited)	(Unaudited)			(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$520,159	$-		$520,159
Prepayments	-	149,629	-		149,629
Other receivables, net	-	28,670	-		28,670
Total Current Assets	-	698,458	-		698,458

Non-current Assets
Property, plant and equipment, net	-	76,800	-		76,800
Right-of-use assets	-	359,549	-		359,549
Other long-term receivables (Rental deposit)	-	93,943	-		93,943
Investment in subsidiary	-	-	-		-
Total Non-current Assets	-	530,292	-		530,292

Total Assets	$-	$1,228,750	$-		$1,228,750

LIABILITIES AND EQUITY
LIABIILITIES
Current Liabilities
Trade and other payables	$-	$1,361,894	$-		$1,361,894
Deferred revenue	-	4,089	-		4,089
Payroll payable	-	80,091	-		80,091
Tax payable	-	100,255	-		100,255
Other payable-related parties	-	191,594	-		191,594
Operating lease obligations-current portion	-	292,993	-		292,993
Total Current Liabilities	-	2,030,916	-		2,030,916

Non-current Liabilities
Operating lease obligations-net of current portion	-	66,556	-		66,556
Total Non-current Liabilities	-	66,556	-		66,556

Total Liabilities	-	2,097,472	-		2,097,472

EQUITY
Common stock, $.0001 par value, 40,000,000 shares authorized, issued and outstanding at March 31, 2021	2,138	-	1,862	(2)	4,000
Additional paid-in capital	2,658,417	-	(1,200,064	)(2)(3)	1,458,353
Share capital	-	1,462,349	(1,462,349	)(2)	-
Subscription receivable	-	(1,462,349)	(4	)(2)	(1,462,353)
Accumulated deficits	(2,637,668)	(757,087)	2,637,668	)(1)	(757,087)
Accumulated other comprehensive income	(22,887)	(13,676)	22,887		(13,676)
Total Stockholders’ equity (deficits)	-	(770,763)	-		(770,763)
Non-controlling interest	-	(97,959)	-		(97,959)
Total Equity	-	(868,722)	-		(868,722)

Total Liabilities and Equity	$-	$1,228,750	$-		$1,228,750

 CX NETWORK GROUP, INC. AND ITS SUBSIDIARIES

Unaudited Pro Forma Condensed Statements of Operations and Comprehensive Loss

for the Six Months Ended March 31, 2021

	CX Network Group, Inc.	Consolidated Combined Kun Peng International Holding Limited and Its Subsidiaries	Adjustments		Proforma Balance
	(Unaudited)	(Unaudited)			(Unaudited)

Revenue	$-	$2,173,594	$-		$2,173,594
Cost of revenue	-	(315,883)	-		(315,883)
Gross profit	-	1,857,711	-		1,857,711

Operating expenses
General and administrative expenses	72,008	901,089	(72,008	)(4)	901,089
Selling expense	-	1,602,121	-		1,602,121
Total operating expenses	72,008	2,503,210	(72,008)		2,503,210

Loss from operations	(72,008)	(645,499)	72,008		(645,499)

Other income (expense):	-		-
Interest income	-	206	-		206
Other income (expenses)	1,753	215	(1,753	)(4)	215
Total other income (expenses)	1,753	421	(1,753)		421

Loss before income taxes	(70,255)	(645,078)	70,255		(645,078)

Income tax expense	-	-	-

Net loss	(70,255)	(645,078)	70,255		(645,078)
Less: Net loss attributable to non-controlling interest	-	(96,762)	-		(96,762)
Net loss attributable to Kun Peng International Holding Limited	(70,255)	(548,316)	70,255		(548,316)
Foreign currency translation adjustment	(3,487)	(7,985)	3,487	(4)	(7,985)
Comprehensive loss	(73,742)	(653,063)	73,742		(653,063)
Less: Comprehensive loss attributable to non-controlling interest	-	(97,959)	-		(97,959)
Comprehensive loss attributable to Kun Peng International Holding Limited	$(73,742)	$(555,104)	73,742		(555,104)

Weighted Average Number of Ordinary Shares
Basic and diluted*	21,376,918				40,000,000

Loss Per Share attributable to Kun Peng International Holding Limited
Basic and diluted*	$(0.00)				$(0.01)

CX NETWORK GROUP, INC. AND ITS SUBSIDIARIES

Unaudited Pro Forma Condensed Combined Balance Sheets as of September 30, 2020

	CX Network Group, Inc.	Consolidated Combined Kun Peng International Holding Limited and Its Subsidiaries	Adjustment		Pro forma Balances
	(Audited)	(Audited)			(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$226	$141,166	$(226	)(1)	$141,166
Prepayments	-	42,711			42,711
Other receivables, net	-	55,658			132,168
Total Current Assets	226	239,535	(226)		316,045

Non-current Assets
Property, plant and equipment, net	-	70,122	-		70,122
Right-of-use assets	-	413,156	-		413,156
Other long-term receivables (Rental deposit)	-	76,510	-		76,510
Investment in subsidiary	535	-	(535	)(1)	-
Total Non-current Assets	535	559,788	(535)		559,788

Total Assets	$761	$799,323	$(761)		$799,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABIILITIES
Current Liabilities
Trade and other payables	$171,919	$12,446	$(171,919	)(1)	$12,446
Deferred revenue	-	203,586	-		203,586
Payroll payable	-	88,744	-		88,744
Tax payable	-	44,444	-		44,444
Other payable-related parties	292,112	252,606	(292,112	)(1)	252,606
Operating lease obligations-current portion	-	254,780	-		254,780
Total Current Liabilities	464,031	856,606	(464,031)		856,606

Non-current Liabilities
Operating lease obligations-net of current portion	-	158,376	-		158,376

Total Non-current Liabilities	-	158,376	-		158,376

Total Liabilities	464,031	1,014,982	(464,031)		1,014,982

EQUITY
Common stock, $.0001 par value, 40,000,000 shares authorized, shares issued and outstanding	2,138	-	1,862	(2)	4,000
Additional paid-in capital	464,992	-	993,361	(2)(3)	1,462,353
Share capital	-	1,462,349	(1,462,349	)(2)	-
Subscription receivable	-	(1,462,349)	(4	)(2)	(1,462,353)
Accumulated deficits	(930,400)	(208,771)	930,400	(1)	(208,771)
Accumulated other comprehensive income	-	(6,888)	-		(6,888)

Total Stockholders’ equity (deficits)	(463,270)	(215,659)	463,270		(215,659)
Non-controlling interest
Total Equity	(463,270)	(215,659)	463,270		(215,659)

Total Liabilities and Equity	$761	$799,323	$(761)		$799,323

 CX NETWORK GROUP, INC. AND ITS SUBSIDIARIES

Unaudited Pro Forma Condensed Statements of Operations and Comprehensive Loss

for the year ended September 30, 2020

	CX Network Group, Inc.	Consolidated Combined Kun Peng International Holding Limited and Its Subsidiaries	Adjustments		Proforma Balance
	(Audited)	(Audited)			(Unaudited)

Revenue	$-	$819,130	$-		$819,130
Cost of revenue	-	(122,783)	-		(122,783)
Gross profit	-	696,347	-		696,347

Operating expenses
General and administrative expenses	209,488	380,777	(209,488	)(4)	380,777
Selling expense	-	524,443	-		524,443
Total operating expenses	209,488	905,220	(209,488	)(4)	905,220

Loss from operations	(209,488)	(356,294)	209,488		(356,294)

Other income (expense):
Interest income	-	82	-		82
Bank charges	(1,244)	-	1,244	(4)	-
Other income (expenses)	(1,244)	20	1,244	(4)	20
Total other income (expenses)	(1,244)	102	1,244		102

Loss before income taxes	(210,732)	(208,771)	210,732		(208,771)

Income tax expense	-	-	-		-

Net loss	(210,732)	(208,771)	210,732		(208,771)
Less: Net loss attributable to non-controlling interest		-			-
Net loss attributable to Kun Peng International Holding Limited	(210,732)	(208,771)	210,732		(208,771)
Net loss		(208,771)			(208,771)

Foreign currency translation adjustment	-	(6,888)	-		(6,888)

Comprehensive loss	(210,732)	(215,659)	210,732		(215,659)
Less: Comprehensive loss attributable to non-controlling interest	-	-	-		-
Comprehensive loss attributable to Kun Peng International Holding Limited	$(210,732)	$(215,659)	210,732		(215,659)

Weighted Average Number of Ordinary Shares
Basic and diluted	21,376,918				40,000,000

Loss Per Share
Basic and diluted	$(0.01)				$(0.01)

CX NETWORK GROUP, INC. AND ITS SUBSIDIARIES

Notes to Unaudited Pro Forma Condensed Financial Statements

Note 1 – Basis of Presentation

The unaudited pro forma condensed combined balance sheet as of March 31, 2021 and September 30, 2020 and the unaudited pro forma condensed combined statements of operations for the six months ended March 31, 2021 and from inception through September 30, 2020, are based on the historical financial statements of CX Network Group Inc (“CXKJ”) and KP International after giving effect of the reverse merger between CXKJ and KP International on May 17, 2021, and the assumptions, reclassifications and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial information.

Note 2 –Adjustments

(1)	To eliminate assets and liabilities retained by predecessor owners of the Company (CXKJ)

(2)	To record an issuance of 34,158,351 of CXKJ’s common stock to KP International’s shareholders

(3)	To adjust the equity of subsidiaries

(4)	To eliminate the expenses of CXKJ as a result of the elimination of assets and liabilities

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

On March 30, 2021, the controlling shareholders of the Company (the “Sellers”), and certain investor (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers will acquire 16,683,334 shares of common stock, par value $0.0001 per share (the “Shares”), for an aggregate purchase price of $255,000. Pursuant to the SPA, the Sellers assumed all assets and liabilities of the Company as of March 30, 2021. In connection with the SPA, on the same day, the Company, Chuangxiang Holdings Inc., a Cayman Islands corporation (“Spin-Off Subsidiary”), and Continent Investment Management Limited and Golden Fish Capital Investment Limited, (“Spin-Off Subsidiary buyers”) entered into a spin-off agreement (the “Spin-Off Agreement”). Pursuant to the Spin-Off Agreement, Spin-Off Subsidiary buyers will receive all of the issued and outstanding capital stock of Spin-Off Subsidiary at a purchase price of $1 at the closing. As a result, Spin-Off Subsidiary buyers will become the sole equity owner of Spin-Off Subsidiary and the Company will have no further interest in Spin-Off Subsidiary.

Financial Operations Overview

Results of Operations for the three months ended March 31, 2021 and 2020.

Revenues

For the three months ended March 31, 2021, we had no revenues, compared to $26 for three months ended March 31, 2020. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

Cost of Revenues

For the three months ended March 31, 2021, we had no cost of revenues, compared to $88 for three months ended March 31, 2020. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

Gross Profit (loss)

For the three months ended March 31, 2021 and 2011, gross profit (loss) amounted to $nil and $(62), respectively. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

General and Administrative Expenses

For the three months ended March 31, 2021 and 2020, general and administrative expenses amounted to $40,226 and $33,559, respectively. The increase of general and administrative expenses in the amount of $6,667 was primarily attributable to the increase of professional fees.

Research and Development Expenses

For the three months ended March 31, 2021 and 2020, research and development expenses amounted to $nil and $713, respectively. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the current period.

Other Income (Expenses)

For the three months ended March 31, 2021, total other income was $nil as compared to $1,069 for the three months ended March 31, 2020.

Net loss

For the three months ended March 31, 2021 and 2020, net loss amounted to $40,226 and $33,265, respectively. The increase of net loss in the amounts of $6,961 for the three months ended March 31, 2021 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $19,259 for the three months ended March 31, 2021 as compared to a foreign currency translation gain of $2,442 for the three months ended March 31, 2020. This non-cash gain had an effect of decreasing our reported comprehensive loss.

Comprehensive Loss

For the three months ended March 31, 2021, comprehensive loss of $20,967 is derived from our net loss of $40,226. For the three months ended March 31, 2020, comprehensive loss of $30,823 is derived from our net loss of $33,265.

Results of Operations for the Six Months ended March 31, 2021 and 2020

Revenues

For the six months ended March 31, 2021, we had total revenues of $nil, as compared to $4,172 for six months ended March 31, 2020. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

Cost of Revenues

For the six months ended March 31, 2021 and 2020, cost of revenues amounted to $nil and $605, respectively. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the two periods.

Gross Profit

For the six months ended March 31, 2021 and 2020, gross profit amounted to $nil and $3,567, respectively. The decrease of gross profit for the six months ended at March 31, 2021 was primarily attributable to the reason above.

General and Administrative Expenses

For the six months ended March 31, 2021 and 2010, general and administrative expenses amounted to $72,008 and $107,735, respectively. The decrease of general and administrative expenses of $35,727 during the six months ended March 31, 2021 was primarily attributable to the decrease of salary expense and lease expense.

Research and Development Expenses

For the six months ended March 31, 2021 and 2020, research and development expenses amounted to $nil and $5,835, respectively. Based on the market responses, the Company started to suspend the operation of the Little Love and Hotchat in November 2019. After July 2020, the Company completely ceased the operations of the Little Love and Hotchat. Hence, no revenue was recorded during the current period.

Other Income (Expenses)

For the six months ended March 31, 2021, total other expenses was $1,753 as compared to total other expenses of $1,640 for the six months March 31, 2019.

Net loss

For the six months ended March 31, 2021 and 2020, net loss amounted to $70,225 and $111,643, respectively. The decrease of net loss in the amounts of $41,418 was a result of the factors described above.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $13,058 for the six months ended March 31, 2021 as compared to a foreign currency translation loss $465 for the six months ended March 31, 2019. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive Loss

For the six months ended March 31, 2021, comprehensive loss of $57,197 is derived from the sum of our net loss of $70,225 and foreign currency translation gain of $13,058. For the six months ended March 31, 2020, comprehensive loss of $112,108 is derived from the sum of our net loss of $111,463 and foreign currency translation loss of $465.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2021, the Company’s working capital deficit was approximately $nil as compared to working capital deficit of approximately $857,591 as of September 30, 2020. As of March 31, 2021 and September 30, 2020, the Company’s accumulated deficit was approximately $2,637,668 and $2,567,413, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended March 31, 2021 and 2020:

	Six Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(65,878)	$(86,270)
Cash flows used in investing activities	$1	$-
Cash flows provided by financing activities	$65,201	$83,721
Effect of exchange rate on cash and cash equivalent	$(6)	$37
Net increase (decrease) in cash and cash equivalents	$(676)	$(2,512)

Operating Activities.

Net cash used in operating activities totaled $65,878 for the six months ended March 31, 2021, which was attributable to the net loss of around $70,255, gain from disposal of investment $419, and the increase of accrued liability and account payable around $4,796, as compared to net cash used in operating activities of $86,270 for the six months ended March 31, 2020.

Investing Activities.

Net cash provided by financing activities the six months ended March 31, 2021 was $1 as compared to $nil for the six months ended March 31, 2020. The increase in cash provided by financing activities for the six months ended March 31, 2021 was mainly due to the proceeds from disposal of investment.

Financing Activities.

Net cash provided by financing activities the six months ended March 31, 2021 was $65,201 as compared to $83,271 for the six months ended March 31, 2020. The decrease in cash provided by financing activities for the six months ended March 31, 2021 was mainly due to the decrease of proceeds from related party.

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2021, the Company’s its accumulated deficit was approximately $2,637,668 and the Company has incurred losses since inception, although no liabilities were on the book due to the assumption of all assets and liabilities by original controlling shareholders of the Company. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. In the coming years, the Company plans to develop E-commerce business in the app of Little Love to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance on the successful development of the Company’s contemplated plan of operations or the financing that will be available to us on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2021 and September 30, 2020, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

CX NETWORK GROUP, INC.

Date: May 19, 2021	By:	/s/ Xiangyi Mao
Xiangyi Mao
Chief Executive Officer,

Date: May 19, 2021	By:	/s/ Yuanyuan Zhang
Yuanyuan Zhang
Chief Financial Officer,