Form 10-Q
period 2021-06-30
CX Network Group, Inc.
filed 2021-08-24
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-169805

CX Network Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 2702, Building T1, The Han’s Plaza No. 2 Ronghua South Road, Beijing Economic and Technological Zone, Beijing, PRC
(Address of Principal Executive Offices)	(ZIP Code)

(011) (86) -10-87227012

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

As of August 23, 2021, we have 40,000,000 shares of common stock, par value $0.0001 per share issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CX NETWORK GROUP, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$194,504	$141,166
Advance and prepayments	416,876	42,711
Other receivables	107,646	55,658
Total current assets	719,026	239,535

Noncurrent assets
Property, plant and equipment, net	65,245	70,122
Intangible assets, net	2,631	-
Right-of-use assets	289,330	413,156
Security deposits	3,314	76,510
Total noncurrent assets	360,520	559,788

Total assets	$1,079,546	$799,323

Liabilities
Current liabilities
Trade and other payables	1,367,730	12,446
Deferred revenue	1,781,326	203,586
Payroll payable	87,944	88,744
Tax payable	42,890	44,444
Other payable related party	30,966	252,606
Operating lease obligations-current portion	267,515	254,780
Total current liabilities	3,578,371	856,606

Noncurrent liabilities
Operating lease obligations-net	21,815	158,376
Total noncurrent liabilities	21,815	158,376

Total liabilities	3,600,186	1,014,982

Commitment and contingencies

Equity
Common stock, $.0001 par value, 40,000,000 shares authorized; 40,000,000 shares issued and outstanding as of June 30, 2021 and 40,000,000 shares issued and outstanding at September 30, 2020*	4,000	4,000
Additional paid-in capital	1,458,349	1,458,349
Subscription receivable	(2,525,718)	(1,462,349)
Accumulated deficits	(2,269,639)	(208,771)
Accumulated other comprehensive loss	(36,496)	(6,888)
Total stockholders’ equity	(3,369,504)	(215,659)
Non-controlling interests	848,864	-
Total equity	(2,520,640)	(215,659)

Total liabilities and equity	$1,079,546	$799,323

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

CX NETWORK GROUP, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the nine months ended June 30,		For the three months ended June 30,
	2021	2020	2021	2020

Revenue	$2,625,621	$-	$452,027	$-
Cost of revenue	(521,478)	-	(205,595)	-
Gross profit	2,104,143	-	246,432	-

Operating expenses:
General and administrative expenses	2,055,591	34,635	1,154,502	34,635
Selling expense	2,321,682	7,311	719,561	7,311
Total Operating Expenses	4,377,273	41,946	1,874,063	41,946

Loss from operations	(2,273,130)	(41,946)	(1,627,631)	(41,946)

Other income
Interest income	592	-	386	-
Other income	273	10	58	10
Total other income	865	10	444	10

Loss before income taxes	(2,272,265)	(41,936)	(1,627,187)	(41,936)

Income taxes	-	-	-	-

Net loss	$(2,272,265)	(41,936)	(1,627,187)	$(41,936)
Less: Net loss attributable to noncontrolling interest	(211,397)	-	(114,635)	-
Net loss attributable to common stockholders	(2,060,868)	(41,936)	(1,512,552)	(41,936)
Foreign currency translation adjustment	(32,716)	167	(24,731)	167
Comprehensive loss	(2,304,981)	(41,769)	(1,651,918)	(41,769)
Less: Comprehensive loss attributable to noncontrolling interest	(214,505)	-	(116,546)	-
Comprehensive loss attributable to common stockholders	$(2,090,476)	$(41,769)	$(1,535,372)	$(41,769)

Net loss per share attributable to common stockholders
Basic and diluted*	$(0.052)	$(0.001)	$(0.038)	$(0.001)

Weighted average shares used to compute net loss per share attributable to common stockholders*	40,000,000	40,000,000	40,000,000	40,000,000

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

CX NETWORK GROUP, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Receivable	deficits	loss	equity	Interest	equity
Balance, March 31, 2021*	40,000,000	$4,000	$1,458,349	$(1,462,349)	$(757,087)	$(13,676)	$(770,763)	$(97,959)	$(868,722)
Capitalization of non-controlling interest	-	-	-	(1,063,369)	-	-	(1,063,369)	1,063,369	-
Net loss attributable to common stockholders	-	-	-	-	(1,512,552)	-	(1,512,552)	-	(1,512,552)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(114,635)	(114,635)
Foreign currency translation adjustment	-	-	-	-	-	(22,820)	(22,820)	(1,911)	(24,731)
Balance, June 30, 2021	40,000,000	$4,000	$1,458,349	$(2,525,718)	$(2,269,639)	$(36,496)	$(3,369,504)	$848,864	$(2,520,640)

	Common stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Receivable	deficits	loss	equity	Interest	equity
Balance, September 30, 2020 *	40,000,000	$4,000	$1,458,349	$(1,462,349)	$(208,771)	$(6,888)	$(215,659)	$-	$(215,659)
Capitalization of non-controlling interest	-	-	-	(1,063,369)	-	-	(1,063,369)	1,063,369	-
Net loss attributable to common stockholders	-	-	-	-	(2,060,868)	-	(2,060,868)	-	(2,060,868)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(211,397)	(211,397)
Foreign currency translation adjustment	-	-	-	-	-	(29,608)	(29,608)	(3,108)	(32,716)
Balance, June 30, 2021	40,000,000	$4,000	$1,458,349	$(2,525,718)	$(2,269,639)	$(36,496)	$(3,369,504)	$848,864	$(2,520,640)

	Common stock		Additional paid-in	Subscription		Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Receivable		deficits	loss	equity	Interest	equity
Balance, March 31, 2020 *	40,000,000	$4,000	$(4,000)	$		-	$-	$-	$-	$-
Net loss	-	-	-		-	(41,936)	-	(41,936)	-	(41,936)
Foreign currency translation adjustment	-	-	-		-	-	167	167	-	167
Balance, June 30, 2020	40,000,000	$4,000	$(4,000)	$		$(41,936)	$167	$(41,769)	$-	$(41,769)

	Common stock		Additional paid-in	Subscription		Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Receivable		deficits	loss	equity	Interest	equity
Balance, September 30, 2019*	40,000,000	$4,000	$(4,000)	$		$-	$-	$-	$-	$-
Net loss	-	-	-		-	(41,936)	-	(41,936)	-	(41,936)
Foreign currency translation adjustment	-	-	-		-	-	167	167	-	167
Balance, June 30, 2020	40,000,000	$4,000	$(4,000)	$		$(41,936)	$167	$(41,769)	$-	$(41,769)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited consolidated financial statements

CX NETWORK GROUP, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended June 30,
	2021		2020
Cash flows from operating activities:
Net loss		$(2,272,265)	$(41,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		15,901	-
Amortization of right-of-use assets		213,963	-
Changes in operating assets and liabilities:
Advance and prepayments		(368,285)	(68,421)
Other receivables		(48,643)	(6,863)
Security deposit		76,364	-
Trade and other payables		1,341,656	-
Deferred revenue		1,551,753	-
Payroll payable		(5,308)	28,038
Amount due to a related party		(232,296)	135,005
Tax payable		(3,798)	1,098
Lease liabilities		(213,963)	-

Net cash provided by operating activities		55,079	46,921

Cash flows from investing activities:
Purchase of property and equipment		(7,437)	(2,095)
Acquisition of intangible assets		(2,671)	-

Net cash used in investing activities		(10,108)	(2,095)

Effect of foreign exchange rate changes on cash and cash equivalents		8,367	(182)

Net increase in cash and cash equivalents		53,338	44,644

Cash and cash equivalents - beginning of period		141,166	-

Cash and cash equivalents - end of period		$194,504	$44,644

Supplemental disclosure of cash flow information:
Cash paid for:
Interest		$-	$-
Income taxes	$		$-

Non-cash financing and investing activities:
Right-of-use assets acquired with operating lease obligation		$71,045	$-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

CX NETWORK GROUP, INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND GOING CONCERN

ORGANIZATION

The Company was incorporated in the State of Florida on September 3, 2010 under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network Group, Inc. (“the Company”, “CXKJ”, “we”, “us”, “our”), a Nevada corporation, with the Company as the surviving corporation that operates under the name “CX Network Group, Inc.” (the “Name Change”), pursuant to an agreement and plan of merger (the “Merger Agreement”) dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of the Company (the “Domicile Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share was converted into 0.0667 outstanding share of common stock of CXKJ, par value $0.0001 per share at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”) which resulted in reclassification of capital from par value to capital in excess of par value. Immediately prior to the effectiveness of the reverse stock split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the reverse stock split, we had 14,486,670 shares of common stock of CXKJ issued and outstanding.

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

Preceding our business combination with CX Cayman, our business focused on development and operation of online dating and mobile gaming products either developed and operated by us or developed by us but co-operated by third parties; or developed by third parties but co-operated by us.

On March 30, 2021, certain of our shareholders (the “Sellers”) entered into a Stock Purchase Agreement (the “SPA”), with Wenhai Xia (“Purchaser”) pursuant to which Purchaser agreed to acquire 16,683,334 shares of common stock, par value $0.0001 per share (the “Shares”), for an aggregate purchase price of $255,000, subject to satisfaction or waiver of the closing conditions set forth in the SPA. Those conditions have been satisfied, and the Purchaser acquired the Shares.

In connection with the SPA, on the same day, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with CX Cayman (“Spin-Off Subsidiary”), and Continent Investment Management Limited and Golden Fish Capital Investment Limited, (“Spin-Off Subsidiary buyers”). Pursuant to the Spin-Off Agreement, Spin-Off Subsidiary buyers will receive all of the issued and outstanding capital stock of Spin-Off Subsidiary at a purchase price of $1 at the closing. As a result, Spin-Off Subsidiary buyers will become the sole equity owner of Spin-Off Subsidiary and the Company will have no further interest in Spin-Off Subsidiary.

On May 17, 2021, the Company entered into the Share Cancellation Agreement with a stockholder, Wenhai Xia, to cancel an aggregate of 15,535,309   shares of the Company’s Common Stock owned by Wenhai Xia.

On May 17, 2021, the Company entered into the Share Exchange Agreement with KP International and holders of all outstanding capital stock of KP International, we acquired 100% of the outstanding capital stock of KP International, and in exchange, we issued to five former shareholders of KP International an aggregate of 34,158,391 shares of the Company’s common stock. As a result of the reverse acquisition closed on May 17, 2021, KP International became our wholly-owned subsidiary and the former shareholders of KP International became the holders of approximately 85% of our issued and outstanding capital stock on a fully diluted basis. For accounting purpose, the transaction with KP International was treated as a reserve acquisition, with KP International as the acquirer and CX Network as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Reverse Acquisition, we are referring to the business and financial information of KP International and its subsidiaries and consolidated entities. As a result of the reverse acquisition, CX Network is engaged in the sale of health care and household products through its online platform in the PRC.

Kun Peng International Holding Limited

Kun Peng International Holding Limited (“KP International”) was incorporated in the British Virgin Islands on April 20, 2021. KP International is a holding company and entered into a Bought and Sold Note with Kunpeng (China) Industrial Development Company Limited (“KP Industrial”), incorporated in Hong Kong on August 11, 2017, at a cash consideration of $0.129 (HK$1) on May 3, 2021. After the ownership transfer, it became a sole shareholder of KP Industrial.

Kunpeng (China) Industrial Development Company Limited

Kunpeng (China) Industrial Development Company Limited (“KP Industrial”) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of KP Industrial is 10,000 ordinary shares at $1,292 (HKD10,000) and was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to “Kunpeng (China) Industrial Development Company Limited” and filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phrase and developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly owned subsidiary of KP International on May 3, 2021.

Kun Peng (Hong Kong) Industrial Development Limited

Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”) was incorporated as a limited liability company in Hong Kong on June 21, 2021. It is a holding company and is wholly owned by Kun Peng International Holding Limited. The share capital of this entity upon formation is $0.13 (HK$1).

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in Beijing Economic Technological Development Zone in the People’s Republic of China (“the PRC”) on March 20, 2019 with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP Industrial at the time of establishment. KP Industrial transferred its approximately $2.2 million (RMB 15 million) or 15% to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP Industrial and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd agreed to transfer its 8% of its ownership in King Eagle (China) to Guoxin Zhengye and the remaining 7% ownership in King Eagle (China) to KP Industrial on April 20, 2021. After the transfer, KP Industrial and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively.

Some of the business engaged in by King Eagle (Tianjin) is restricted or prohibited for foreign investment under PRC regulations. As such, King Eagle (China) has entered into the VIE Agreements with King Eagle (Tianjin) and their shareholders.  We do not own any equity interests in King Eagle (Tianjin), but control and receive the economic benefits of their respective business operations through the VIE Agreements.  The VIE Agreements enable us to provide King Eagle (Tianjin) with consulting services on an exclusive basis, in exchange for all of its annual profits, if any. In addition, we are able to appoint its senior executives and approve all matters requiring approval of its shareholders. The VIE Agreements are comprised of a Consulting Service Agreement, Business Operation Agreement, Proxy Agreement, Equity Disposal Agreement, and Equity Pledge Agreement.

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International, and such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) will have to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020 with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: Chengyuan Li, 51%, Jinjing Zhang, Wanfeng Hu, Cuilian Liu, Zhizhong Wang (each of them owns 6%), Zhandong Fan, Yanlu Li, Yuanyuan Zhang, Xiangyi Mao and Hui Teng (each of them owns 5%). Those shareholders also indirectly own KP International through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, out of these stakeholders, four of them are the directors and executives of KP International which include: Chenyuan Li, Director, Xiangyi Mao, Chief Executive Officer, Yuanyuan Zhang, Chief Financial Officer and Yanlu Li, Vice President.

The following diagram illustrates our corporate structure as of the date of this Report:

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2021, the Company’s accumulated deficit was approximately $2,269,639 and the Company has incurred losses since inception. The Company had negative working capital of $2,859,345 as of June 30, 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. Management is optimistic about the Company’s ability to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These interim condensed consolidated financial statements should be read in conjunction with the audited and pro forma financial statements included with the Amendment to the Form 8-K filed with the SEC on May 19,2021, and the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2020 included in the Form 10-K filed with the SEC on January 13, 2021.

The interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The consolidated financial statements are expressed in U.S. dollars.

Principles of Consolidation

The interim condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and variable interest entity (“VIE”).

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the nine months ended June 30, 2021 and 2020 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Revenue Recognition

Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables from customers.

Revenue is measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, promotional discounts, and rebates. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

Consistent with the criteria of ASC 606 “Revenue from Contracts with Customers,” we recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership and (v) acceptance of the good or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13,“Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the interim condensed consolidated financial position, statements of operations and cash flows.

NOTE 3 - VARIABLE INTEREST ENTITIES “VIE” ARRANGEMENTS

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity “VIE”.

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. King Eagle (China) is deemed to have a controlling financial interest and be the primary beneficiary of King Eagle (Tianjin) because it has both of the following characteristics:

(1)	The power to direct activities at King Eagle (Tianjin) that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from, King Eagle (Tianjin) that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, King Eagle (Tianjin) pays service fees equal to all of its net profit after tax payments to King Eagle (China). At the same time, to King Eagle (China) is obligated to absorb all of their losses. The Contractual Arrangements are designed so that King Eagle (Tianjin) operates for the benefit of to King Eagle (China) and ultimately the Company.

Based on the foregoing VIE Agreements, King Eagle (China) has effective 100% fully control of King Eagle (Tianjin), which enables King Eagle (China) to receive all of their expected residual returns and absorb the expected losses of the VIE. Accordingly, the Company consolidates the accounts of King Eagle (Tianjin) and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC, 810-10, Consolidation.

Accordingly, the accounts of the King Eagle (Tianjin) are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s financial statements.

The Company consolidated its VIE as of June 30, 2021 and September 30, 2020. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2021	September 30, 2020

Current assets	$1,704,591	$209,316
Noncurrent assets	43,860	71,192
Total assets	1,748,451	280,508
Total liabilities	3,162,760	290,892
Net liabilities	$(1,414,309)	$(10,384)

The VIE’s liabilities consisted of the following as of June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020

Current liabilities	$		$
Trade and other payable		1,322,582		9,244
Advance from customers		1,781,326		203,586
Payroll payable		5,507		-
Tax payable		11,250		8,550
Operating lease obligations, currents		38,605		40,752
Total current liabilities		3,159,270		262,132
Total noncurrent liabilities				-
Operating lease obligations, net of current portion		3,490		28,760
Total noncurrent liabilities		3,490		28,760
Total liabilities		$3,162,760		$290,892

The operating results of the VIE were as follows:

	Nine months ended June 30		Three months ended June 30
	2021	2020	2021	2020

Revenue	$2,625,621	$-	$452,027	$-
Gross profit	2,104,793	-	246,586	-
Loss from operations	(1,389,906)	-	(1,389,854)	-
Other income	420	-	303	-
Net loss	$(1,389,486)	$-	$(1,389,551)	$-

NOTE 4 - PREPAYMENTS

Prepayments consisted of the following:

	June 30, 2021	September 30, 2020

Prepaid service fee (1)	$348,373	$-
Prepaid rent and building management and utilities	19,827	34,651
Prepaid supplies	14,702	-
Prepaid system maintenance services	7,455	6,733
Prepaid income tax	5,678	-
Prepaid professional services	10,322	356
Prepaid others	10,519	971
Total prepayments	$416,876	$42,711

(1)	Amount paid to Guoxin Star Network Co., Ltd by our VIE, King Eagle (Tianjin) for the construction and development of Smart Kiosk.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	June 30, 2021	September 30, 2020

Rental deposits	$91,606	$8,847
Advance to employees	15,963	46,811
Others	77	-
Total other receivables, net	$107,646	$55,658

Advance to employees represents funds provided to our officers and employees for the business expenses, such as travel, parking, gasoline, membership, meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to repay within a year. As of June 30, 2021, the ending balance of the advance to employees is due in December 2021.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2021	September 30, 2020

Leasehold improvements	$29,830	$28,372
Furniture and fixtures	9,516	-
Computer equipment	43,372	32,625
Office equipment	1,630	720
Computer software	-	11,364
Subtotal	84,348	73,081
Less: accumulated depreciation	(19,103)	(2,959)
Total property and equipment, net	$65,245	$70,122

The depreciation expense was $4,123 and nil for the three months ended June 30, 2021 and 2020, respectively and $15,834 and nil for the nine months ended June 30, 2021 and 2020, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years. The intangible asset, net was $2,631 and nil as of June 30, 2021 and September 30, 2020, respectively. Amortization expense was $67 and nil for the three months ended June 30, 2021 and 2020, respectively and $67 and nil for the nine months ended June 30, 2021 and 2020, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Other payables-related party is nontrade payable arising from transactions between the Company and a related party, such as operating loans from such related party. The loans owed to the related parties are interest free, unsecured and repayable on demand.

.

Other payables-related party consisted of the following:

Name of related party	Relationship	Nature of transactions	June 30, 2021	September 30, 2020

Mr. Yihe Pang	Director	Loan from a director for operating cash flows	$30,966	$252,606

Total			$30,966	$252,606

NOTE 9 - EQUITY

Share capital:

On September 1, 2020, KP Industrial entered into a sales and purchase agreement with Guoxin Ruilian Group Co., Ltd. KP Industrial transferred 15% of its ownership in King Eagle (China) to Guoxin Ruilian Group Co., Ltd on November 2, 2020. After the ownership transfer, KP Industrial became a 85% shareholder of King Eagle (China).

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP Industrial and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd agreed to transfer its 8% of its ownership in King Eagle (China) to Guoxin Zhengye and the remaining 7% ownership in King Eagle (China) to KP Industrial on April 20, 2021. After the transfer, KP Industrial and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively.

On March 30, 2021, the controlling shareholders of the Company (the “Sellers”), and investors (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers acquired 16,683,334 shares of common stock, par value $0.0001 per share (the “Shares”), for an aggregate purchase price of $255,000. Pursuant to the SPA, the Sellers assumed all assets and liabilities of the Company as of March 30, 2021. Hence, the 30, 2021. Hence, the all liabilities assumed by the Sellers is recognized as capital contribution to additional-paid in capital.

On May 3, 2021, KP International entered into a Bought and Sold Note with Kunpeng (China) Industrial Development Company Limited (“KP Industrial”), incorporated in Hong Kong on August 11, 2017 at a cash consideration of $0.128 (HK$1). After the ownership transfer, it became a sole shareholder of KP Industrial.

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity “VIE”.

On May 17, 2021, KP International completed a share exchange agreement with CX Network Group, Inc. (“CXKJ”) and the shareholders of KP International on May 17, 2021 to acquire all the issued and outstanding capital of KP International in exchange for the shares of CX Network Group Inc. to the shareholders of KP International (“Reverse Acquisition”). CX Network Group, Inc issued an aggregate of 34,158,391 newly issued, fully paid and non-assessable shares of CXKJ, par value $0.0001, to the KP International’s Shareholders. As a result of the Reverse Acquisition, KP International became a wholly-owned subsidiary of CX Network. In connection to the Share Exchange agreement, the Company also entered into the Share Cancellation Agreement with a stockholder, Wenhai Xia, to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by Wenhai Xia.

The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40. As of June 30, 2021 and September 30, 2020, there were 40,000,000 shares issued and outstanding.

King Eagle (China) has a subscribed capital of approximately $14.94 million (RMB100 million). The $13.88 million (RMB92 million) or 92% of its subscribed capital is receivable from King Eagle (Hong Kong) due by March 1, 2039, while the $1.06 million (RMB 8 million) or 8% of its subscribed capital is receivable from Guoxin Ruilian Group Co., Ltd. due by March 1, 2031.

King Eagle (Tianjin) has a subscribed capital of approximately $1.46 million (RMB10 million), which is due for payment by December 31, 2050.

Restricted net assets:

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from its subsidiary or VIE. Relevant PRC statutory laws and regulations permit payments of dividends by only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Share capital of the PRC subsidiary and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of King Eagle (China), the foreign-invested enterprise, and King Eagle (Tianjin), the VIE. The Company is required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

As a result of the foregoing restrictions, King Eagle (China) and King Eagle (Tianjin) are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2021 and September 30, 2020, the Company had negative net assets which included common stock, additional paid-in capital, subscription receivable, accumulated deficit and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. Due to the net operating loss, as of June 30, 2021, King Eagle (China) and King Eagle (Tianjin) incurred negative net assets which amounted to $911,237 and $1,414,309, respectively. As of September 30, 2020, King Eagle (China) and King Eagle (Tianjin) incurred negative net assets which amounted to $205,275 and $10,384, respectively. Accordingly, the Company did not accrue statutory reserve funds as of June 30, 2021 and September 30, 2020.

NOTE 10- INCOME TAXES

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

United States

CXKJ is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine months and three months ended June 30, 2021 and 2020.

British Virgin Islands

KP International is a holding corporation organized as an International Business Company under the laws of the British Virgin Islands (“BVI”), and its principal operating subsidiaries are organized under the laws of Hong Kong and the laws of the PRC. KP International and its subsidiaries are not subject to income taxes in the BVI.

Hong Kong

KP Industrial and KP (Hong Kong) were incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first $0.26 million (HK$2 million), the excess part will be taxed at 16.5%. KP Industrial and Kun Peng (Hong Kong) did not earn any income that was derived in Hong Kong for the nine months and three months ended June 30, 2021 and 2020 and therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

The income tax expense rate for the three months ended June 30, 2021 and 2020 was nil and for the nine months ended June 30, 2021 and 2020 was nil. Our PRC subsidiary and VIE entity incurred tax loss. At this time, the Company considered it is more likely than not that King Eagle (China) and King Eagle (Tianjin) do not have sufficient taxable income in the near future that will allow them to realize these DTAs. Therefore, the Company recorded a full valuation allowance against all of its deferred tax assets as of June 30, 2021 and September 30, 2020. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or portion of these allowance.

NOTE 11 - LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of June 30, 2021 and September 30, 2020:

Assets/liabilities	Classification	June 30, 2021	September 30, 2020
Assets
Operating lease right-of-use assets	Operating lease assets	$289,330	$413,156

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$267,515	$254,780

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	$21,815	$158,376

Total lease liabilities		$289,330	$413,156

The operating lease expense for the nine months ended June 30, 2021 and 2020 and three months ended June 30, 2021 and 2020 was as follows:

		For the nine months ended June 30		For the three months ended June 30
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	General and administrative	$227,132	$-	$79,483	$-
Total lease cost		$227,132	$-	$79,483	$-

Maturities of operating lease liabilities as of June 30, 2021 were as follow:

Maturity of Lease Liabilities	Operating Leases
The remaining 2021	$79,565
2022	208,197
2023	9,290
2024	-
2025	-
Thereafter	-
Total lease payments	$297,052
Less: interest	(7,722)
Present value of lease payments	$289,330

Maturities of operating lease liabilities as of September 30, 2020 were as follow:

Maturity of Lease Liabilities	Operating Leases
2021	$267,360
2022	162,677
2023	-
2024	-
2025	-
Thereafter	-
Total lease payments	$430,037
Less: interest	(16,881)
Present value of lease payments	$413,156

Supplemental information related to operating leases was as follows:

	For the nine months ended June 30
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$218,511	$-
New operating lease assets obtained in exchange for operating lease liabilities	$71,045	$-
Weighted average remaining lease term	1.0 year	-
Weighted average discount rate	4.75%	-%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.14 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) had remitted approximately $0.34 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.8 million (RMB5,250,000), is payable upon the completion of the implementation of Smart Kiosks. King Eagle (Tianjin) estimated the implementation will be completed by the end of the calendar year 2021.

NOTE 13 - SUBSEQUENT EVENT

Effective as of July 20, 2021, a Certificate of Amendment was approved by unanimous written consent of the board of directors of the Company and by written consent of 55.5% of the stockholders of the Company CX Network Group, Inc. to:

1.	change the name of the Company from CX Network Group, Inc. to Kun Peng International Ltd. and

2.	increase the authorized number of shares of the Company’s $0.0001 par value common stock from 40,000,000 shares to 200,000,000 shares; and

3.	provide that the existing 10,000,000 shares of $0.0001 par value Preferred Stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized; and

4.	provide that upon filing of the Articles of Amendment to the Articles of Incorporation, the Corporation shall have 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

On August 10, 2021, the Company established a subsidiary Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd as a wholly owned subsidiary of Kun Peng (Hong Kong) Industrial Development Limited.

The Company evaluated and concluded that there are no other subsequent events have occurred that would require recognition or disclosure in the financial statements other than ones disclosed above.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “CX” and “CXKJ” shall mean CX Network Group, Inc., a Nevada corporation (previously known as “mLight Tech Inc.” or “MLGT”, a Florida corporation), its owned subsidiaries KP International, KP Industrial, King Eagle (China), King Eagle (Tianjin), which is controlled by us via various contracts.

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2020 Annual Report filed with the Securities and Exchange Commission on January 13, 2021, and in the Amended Form 8-K filed with the SEC on May 19, 2021, and elsewhere in this quarterly report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview of the Business

Due to global health issues and the pandemic, people have increased their health and nutrition consciousness. We believe preventive care is the most effective investment in health.

To promote the awareness of preventive care to the people in the PRC, we have developed and launched our mobile (King Eagle Mall). We also started establishing physical (Smart Kiosk) platforms with the cooperation with Guoxin Star Network Co., Ltd.

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform which was launched in July 2020 and promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services.  King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories (for instance, milk powder, dried fruits) health foods for supporting the cardiovascular system, and bone joint health. We offer collagen peptides, probiotics and health foods for improving blood circulation and vein health, as well as household products which can promote and improve a healthier lifestyle of our members. We receive customer orders and may arrange fulfillment with our merchants who are responsible for delivery arrangement or fulfill customer orders through our outsourced networks.

At the same time, we operate customer service centers with whom our members can directly communicate for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Smart Kiosk

We introduced “Smart Kiosk” with the support from the previous stakeholder of King Eagle (China), Guoxin Ruilian Group Co., Ltd (“Guoxin Ruilian”), which is a wholly owned subsidiary of CITIC Group Corporation Ltd and a related party of Guoxin Zhengye. The construction of Smart kiosk was initiated and administered by Guoxin Ruilian Group Co., Ltd. After the completion of the construction of Smart Kiosk, Guoxin Ruilian Group Co., Ltd assigned its wholly-owned subsidiary, Guoxin Star Network Co., Ltd to cooperate with King Eagle (Tianjin) in development of Smart Kiosk. The Smart Kiosk is a physical platform which focuses on developing a “small shop economy”. It is integrated with the King Eagle Mall which creates a “social, health and physical store” to provide people with a more professional and comprehensive preventive health care products and services. Smart Kiosk is a principal component of our business.

The smart service kiosk functions as a physical customer service center and community marketing for attracting customers, providing customer services, promoting our 500+ preventive health care and health related household products and introducing concepts of maintaining a healthy life. 5G internet connection is also available for our customers to connect to our online application, King Eagle Mall, so that our customers can access to King Eagle Mall and place orders of our products. We planned our first phase of construction of the Smart Kiosk in Puyang City, Henan Province and Jingmen City, Hubei Province. As of June 30, 2021, we obtained construction permits for 7 smart kiosks in Hunan province and 1 smart kiosk in Puyang City, Henan province was still under construction.

Recent Developments

COVID-19

The ongoing coronavirus pandemic as well as the newer Delta variant has had and will continue to spread nearly all areas around the world. The spread of coronavirus impacted the operation of business and caused delays in the development or construction of business properties due to shutdown in the affected areas. Since the shutdown of several areas in the PRC, the approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. As of June 30, 2021, we obtained construction permits for 7 smart kiosks in Hunan province and 1 smart kiosk in Puyang City, Henan province was under construction. We continue to focus our business through our online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follow up closely with the local governmental agencies for the application for the construction permits of smart kiosks. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19 and we may take actions as may be required by local government authorities or that we determine are in the best interests of our employees, partners and community.

Recent Regulatory Developments in China

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International, and such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) will have to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

On July 6, 2021, the PRC government issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, calling for: (i) tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security; (ii) enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and (iii) extraterritorial application of China’s securities laws. As the Opinions on Strictly Cracking Down on Illegal Securities Activities were recently issued, there are great uncertainties with respect to the interpretation and implementation thereof. We will closely monitor further developments.

In addition, on July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments), or the Measures, for public comments, which propose to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The Measures are soliciting comments and subject to change. As we have less than one million users, we believe that the Measures are not applicable to us even after they take effect in current form.  The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies. Further, our consulting business with respect to overseas listing and capital raising may be adversely affected.

Financial Operations Overview

Results of Operations for the three months ended June 30, 2021 and 2020

Revenues

For the three months ended June 30, 2021 and 2020, revenues amounted to $452,027 and nil, respectively. Our revenue primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of Revenues

For the three months ended June 30, 2021 and 2020, cost of revenues amounted to $205,595 and nil, respectively. This primarily included the purchase of health care and health related household products from our suppliers.

Gross Profit

For the three months ended June 30, 2021 and 2020, gross profit amounted to $246,432 and nil, respectively. Gross profit for the three months ended at June 30, 2021 increased compared to that for the same period in 2020 since there was no operation in comparable period in the prior year.

General and Administrative Expenses

For the three months ended June 30, 2021 and 2020, general and administrative expenses amounted to $1,154,502 and $34,635 respectively. The increase in the general and administrative expenses by $1,119,867 was primarily driven by higher professional service fee which included audit and legal fees for reverse acquisition, higher headcount and office lease and employee accommodation for our subsidiary in Beijing and its VIE during the three months ended June 30, 2021. General and administrative expenses for the three months ended June 30, 2021 and 2020 consisted of the following:

	Three months ended June 30,
	2021	2020
Employee compensation and benefit	$143,765	$22,744
Office rent and building management	115,635	-
Office supplies and meeting	10,646	4,699
Professional services fee	735,455	7,124
Travel, transportation and gasoline	11,656	45
Meals and entertainment	9,935	-
Depreciation and amortization	2,926	-
Others	124,484	23
Total	$1,154,502	$34,635

Selling Expense

For the three months ended June 30, 2021 and 2020, selling expense amounted to $719,561 and $7,311, respectively. Our selling expense for the three months ended June 30, 2021 increased by $712,250 compared to that for the same period in 2020 as we launched the online platform in July 2020 which resulted in higher headcount for our sales and marketing department, office supplies and meeting and service fees paid to our agents. Our selling expense, which was primarily incurred by our sales and marketing department, for the three months ended June 30, 2021 and 2020 included the following:

	Three months ended June 30,
	2021	2020
Service agents	$405,098	$-
Employee compensation and benefit	139,399	6,970
Office supplies and meeting	102,047	-
Travel, transportation and gasoline	13,430	-
Meals and entertainment	10,020	341
Depreciation and amortization	1,475	-
Advertising	3,681
Others	44,411	-
Total	$719,561	$7,311

Other Income

For the three months ended June 30, 2021, total other income was $444 as compared to $10 for the three months ended June 30, 2020. Other income was mainly related to interest income from our bank deposits.

Net loss

As a result of the factors discussed above, for the three months ended June 30, 2021 and 2020, net loss amounted to $1,627,187 and $41,936, respectively.

Net loss attributable to noncontrolling interest

For the three months ended June 30, 2021 and 2020, net loss attributable to noncontrolling interest was $114,635 and nil, respectively.

Foreign Currency Translation Adjustment

The reporting currency of the Company is the U.S. Dollar. The functional currency of King Eagle (China) and King Eagle (Tianjin) operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of entities in PRC are translated to U.S. dollars using period end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange during the period for results of operations. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive loss.

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $24,731 for the three months ended June 30, 2021, as compared to a foreign currency translation gain of $167 for the three months ended June 30, 2020. This non-cash loss had an effect of increasing our reported comprehensive loss for the three months ended June 30, 2021 while reducing our reported comprehensive loss for the three months ended June 30, 2020.

Comprehensive Loss

For the three months ended June 30, 2021, comprehensive loss of $1,651,918 was derived from our net loss of $1,627,187 and foreign currency translation loss of $24,731. For the three months ended June 30, 2020, comprehensive loss was $41,769 which included net loss of $41,936, offset by foreign currency translation gain of $167.

Comprehensive loss attributable to noncontrolling interest

For the three months ended June 30, 2021, comprehensive loss attributable to noncontrolling interest of $116,546 was derived from the net loss attributable to noncontrolling interest of $114,635 and foreign currency translation loss attributable to noncontrolling interest, $1,911. For the three months ended June 30, 2020, comprehensive loss attributable to noncontrolling interest was nil.

Results of operations for the nine months ended June 30, 2021 and 2020

Revenues

For the nine months ended June 30, 2021, we had total revenues of $2,625,621, as compared to nil for nine months ended June 30, 2020. Our revenue primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of Revenues

For the nine months ended June 30, 2021 and 2020, cost of revenues amounted to $521,478 and nil, respectively. This primarily included the purchase of health care and health related household products from our suppliers.

Gross Profit

For the nine months ended June 30, 2021 and 2020, gross profit amounted to $2,104,143 and $nil, respectively. Gross profit for the nine months ended at June 30, 2021 increased compared to that for the same period in 2020 since there was no operation in comparable period in prior year.

General and Administrative Expenses

For the nine months ended June 30, 2021 and 2010, general and administrative expenses amounted to $2,055,591 and $34,635, respectively. A significant surge in general and administrative expenses by $2,020,956 for the nine months ended June 30, 2021 compared to the same period in 2020 was primarily driven by higher professional service fee which included audit and legal fees for reverse acquisition, higher headcount and office lease and employee accommodation for our subsidiary in Beijing and its VIE. General and administrative expenses for the nine months ended June 30, 2021 and 2020 consisted of the following:

	Nine months ended June 30,
	2021	2020
Employee compensation and benefit	$513,340	$22,744
Office rent and building management	318,073	-
Office supplies and meeting	57,858	4,699
Professional services fee	928,547	7,124
Travel, transportation and gasoline	42,880	45
Meals and entertainment	26,569	-
Depreciation and amortization	8,562	-
Others	159,762	23
Total	$2,055,591	$34,635

Selling Expense

For the nine months ended June 30, 2021 and 2020, selling expense amounted to $2,321,682 and $7,311, respectively. Our selling expense for the nine months ended June 30, 2021 increased by $2,314,371 compared to that for the same period in 2020 as we launched the online platform in July 2020 which resulted in higher headcount for our sales and marketing department, office supplies and meeting and service fees paid to our agents. Our selling expense, which was primarily incurred by our sales and marketing department, for the nine months ended June 30, 2021 and 2020 included the following:

	Nine months ended June 30,
	2021	2020
Service agents	$1,714,337	$-
Employee compensation and benefit	347,706	6,970
Office supplies and meeting	151,561	-
Travel, transportation and gasoline	20,916	-
Meals and entertainment	14,111	341
Depreciation and amortization	3,433	-
Advertising	6,261	-
Others	63,357	-
Total	$2,321,682	$7,311

Other Income

For the nine months ended June 30, 2021, total other income was $865 as compared to total other income of $10 for the nine months ended June 30, 2020. Other income included bank interest income, $592 and other income, $273.

Net loss

As a result of the factors discussed above, for the nine months ended June 30, 2021 and 2020, net loss amounted to $2,272,265 and $41,936, respectively.

Net loss attributable to noncontrolling interest

For the nine months ended June 30, 2021 and 2020, net loss attributable to noncontrolling interest amounted to $211,397 and nil, respectively.

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

As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $32,716 for the nine months ended June 30, 2021 as compared to a foreign currency translation gain $167 for the nine months ended June 30, 2020. This non-cash loss had the effect of increasing our reported comprehensive loss for the nine months ended June 30, 2021 while reducing our reported comprehensive loss for the same period in 2020.

Comprehensive Loss

For the nine months ended June 30, 2021, comprehensive loss of $2,304,981 was derived from the sum of our net loss of $2,272,265 and foreign currency translation loss of $32,716. For the nine months ended June 30, 2020, comprehensive loss was $41,769 which included net loss of $41,936, offset by foreign currency translation gain of $167.

Comprehensive loss attributable to controlling interest

For the nine months ended June 30, 2021, comprehensive loss attributable to noncontrolling interest of $214,505 was derived from the net loss attributable to noncontrolling interest of $211,397 and foreign currency translation loss attributable to noncontrolling interest of $3,108. For the nine months ended June 30, 2020, comprehensive loss attributable to noncontrolling interest was nil.

Liquidity and Capital Resources

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2021, the Company’s working capital deficit was approximately $2,859,345 as compared to working capital deficit of approximately $617,071 as of September 30, 2020. As of June 30, 2021 and September 30, 2020, the Company’s accumulated deficit was approximately $2,269,639 and $208,771, respectively, and the Company has incurred losses since inception. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance the Company funds, or to invest in it. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the nine months ended June 30, 2021 and 2020:

	Nine months ended June 30,
	2021	2020
Net cash provided by operating activities	$55,079	$46,921
Net cash used in investing activities	(10,108)	(2,095)
Effect of exchange rate change on cash	8,367	(182)
Total net change in cash and cash equivalents	$53,338	$44,644

Net cash provided by operating activities totaled $55,079 for the nine months ended June 30, 2021. The increase in net cash provided by operating activities for the nine months ended June 30, 2021 was attributable to an increase in trade and other payable, $1,341,656 and advance from customers, $1,551,753 as well as receipt of deposit refund, $76,364, offset by net loss of $2,272,265, repayment to our related party, $232,296, prepayment to our vendors and counter party for construction and development of smart kiosks, $368,285, and a decrease in other receivables, $48,643.

Net cash provided by operating activities totaled $46,921 for the nine months ended June 30, 2020. The increase in net cash provided by operating activities for the nine months ended June 30, 2020 was attributable to an increase in payroll payable, $28,038, payment made to vendors on behalf of the Company by our related party, $135,005, tax payable, $1,098, offset by the net loss, $41,936, prepaid expenses, $68,421 and deposit payment to vendors, $6,863.

Net cash used in investing activities amounted to $10,108 for the nine months ended June 30, 2021. The decrease in net cash provided by investing activities was triggered by the purchase of equipment, $7,437 and acquisition of trademarks, $2,671.

Net cash used in investing activities amounted to $2,095 for the nine months ended June 30, 2020 which was related to the purchase of computer equipment.

There was no financing activity for the nine months ended June 30, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2021, the Company’s accumulated deficit was approximately $2,269,639 and the Company has incurred losses since inception. The Company had negative working capital of $2,859,345 as of June 30, 2021. None of the Company’s stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. Management is optimistic about the Company’s ability to increase revenues to meet its future cash flow requirements. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2021 and September 30, 2020, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this quarterly report for discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the nine months ended June 30, 2021, our chief financial officer, who serves as both our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in the Amended Form 8-K filed with the SEC on May 19, 2021 and set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on January 13, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2021, we entered into a share exchange agreement (“Share Exchange Agreement”) with (i) KP International, a limited liability company incorporated in British Virgin Islands on April 20, 2021, and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021.

None of the KP International’s Stockholders is a U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and KP International acquired our shares in the Reverse Merger outside of the United States.

In issuing these securities to KP International’s Stockholders, we relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CX NETWORK GROUP, INC.

Date: August 23, 2021	By:	/s/ Xiangyi Mao
Xiangyi Mao
Chief Executive Officer

Date: August 23, 2021	By:	/s/ Yuanyuan Zhang
Yuanyuan Zhang
Chief Financial Officer