Form 10-K
period 2021-09-30
Kun Peng International Ltd.
filed 2022-01-13
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-169805

KUN PENG INTERNATIONAL LTD.
(Exact name of issuer as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Unit 2702, Building T1, The Han’s Plaza No. 2 Ronghua South Road, Beijing Econo mic and Technological Zone Beijing, PRC	100176
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + 86-10-87227012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The aggregate market value of 4,693,524 shares of Common Stock held by non-affiliates of the registrant as of September 30, 2021 (the last business day of the registrant’s most recently completed fiscal quarter) was $1,689,668 based on the last sale price of the registrant’s common stock on such date of $0.36 per share on the OTC Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 10, 2022, the registrant had 40,000,000 shares of common stock, par value $0.0001 per share issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any historical results and future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

●	Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

●	We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

●	Our business plan is based on a relatively new model that may not be successful and we may not successfully implement our business strategies.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

●

“we,” “us,” “our,” “KPIL”, “CXN,”, “the Company” or “our Company,” are to the combined business of Kun Peng International Ltd. (formerly CX Network Group, Inc.) a Nevada corporation, and its subsidiaries and other consolidated entities;

●	“KP International” are to Kun Peng International Holding Limited, a British Virgins Island company and wholly owned subsidiary of Kun Peng International Ltd.;

●	“KP(Hong Kong)” are to Kun Peng (Hong Kong) Industrial Development Limited, a Hong Kong company and wholly owned subsidiary of KP International;

●	“KP Industrial” are to Kunpeng (China) Industrial Development Company Limited, a Hong Kong company and wholly owned subsidiary of KP International;

●	“King Eagle (China)” are to King Eagle (China) Co., Ltd., a PRC company, and a subsidiary of KP Industrial and Guoxin Zhengye Enterprise Management Co., Ltd.;

●	“Guoxin Zhengye” are to Guoxin Zhengye Enterprise Management Co., Ltd., a PRC company and a 8% shareholder of King Eagle (China);

●	“King Eagle VIE”, “King Eagle (Tianjin)” are to King Eagle (Tianjin) Technology Co., Ltd., a PRC company, and a variable interest entity;

●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” are to the Securities Act of 1933, as amended.

Part I

ITEM 1. BUSINESS

Regulatory Overview - Legal and Operational Risks

Kun Peng International Ltd. (“KPIL”) is not a Chinese operating company but rather a Nevada holding company with operations in the People’s Republic of China (“PRC” or “China”) conducted by various subsidiaries and through contractual agreements with a variable interest entity (“VIE”) (King Eagle (Tianjin) Technology Co., Ltd, hereinafter referred to as “King Eagle VIE”), as discussed in greater detail below, which structure involves unique risks to shareholders and investors including but not limited to the following:

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, certain of our operations and businesses in the PRC are conducted through contractual arrangements with King Eagle VIE which give us effective control over and enable us to obtain substantially all of the economic benefits arising from these business operations.

●	While we have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and the King Eagle VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect; that the contractual arrangements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect but have not been tested in court, KPIL faces uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, King Eagle VIE’s financial performance and the value of a shareholders KPIL’s shares.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial impact on KPIL’s business and consequently on the value of KPIL’s securities.

●	Shareholders do not have a direct equity ownership interest in King Eagle VIE but control and receive the economic benefits of its respective business operations in China through the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in a material change in the value of your share ownership including that your shares could significantly decline in value or become worthless.

●	Because all of our operations are conducted in the PRC through our wholly owned subsidiaries, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of your shares.

●	Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. We do not believe that our company constitutes a critical information infrastructure operator pursuant to the Cybersecurity Review Measures that became effective in April 2020. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux and complicated, including differentiated requirements for different groups of people or different types of data and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and value of our securities.

●	KPIL’s PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals. These reserves are not distributable as cash dividends.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China, and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

Please see Item 1A “Risk Factors” beginning on page 26 of this report for additional information.

Corporate History and Structure

Kun Peng International Ltd. (formerly known as CX Network Group, Inc.)

The Company was incorporated in the State of Florida on September 3, 2010, under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network Group, Inc., a company incorporated in Nevada on July 25, 2005, with the Company as the surviving corporation pursuant to an agreement and plan of merger (the “Merger Agreement”) dated July 3, 2017.

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

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to change the name of the Company from CX Network Group, Inc. to Kun Peng International Ltd. (“KPIL”) and to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

The Company’s common stock, which presently trades on the OTC Pink Market under the trading symbol “CXKJ” will change as a result of the name change. Also, as a result of the name change the Company will obtain a new CUSIP number. We have submitted the requisite documents and other information to the Financial Information Regulatory Association, Inc. (“FINRA”) to process the name change and we will make a subsequent announcement at such time as we are assigned a new trading symbol.

On March 20, 2018, KPIL, Chuangxiang Holdings Inc., a company incorporated om February 4. 2016, under the laws of the Cayman Islands (“CX Cayman”), and Continent Investment Management Limited, a British Virgin Islands company (“Continent”), and Golden Fish Capital Investment Limited, a British Virgin Islands company (“Golden Fish”, together with “Continent”, the “CX Cayman Stockholders”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which KPIL acquired 100% of the issued and outstanding equity securities of CX Cayman in exchange for 5,350,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of KPIL (the “Share Exchange”). As a result of the Share Exchange, CX Cayman became the Company’s wholly owned subsidiary.

Immediately prior to entering into the Share Exchange Agreement with CX Cayman stockholders of CX Cayman, we were a shell company with no significant asset or operation. As a result of the Share Exchange, we operate through our PRC affiliated entity, namely Chuangxiang Network Technology (Shenzhen) Limited, located in Shenzhen, China. CX Cayman does not have any substantive operations other than holding CX HK, which in return holding CX Network, who controls Shenzhen CX through certain contractual arrangements.

Preceding our business combination with CX Cayman, our business focused on development and operation of online dating and mobile gaming products either developed and operated by us or developed by us but co-operated by third parties; or developed by third parties but co-operated by us.

On March 30, 2021, certain of our shareholders (the “Sellers”), and certain investor (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchasers acquired 16,683,334 shares of common stock, par value $0.0001 per share (the “Shares”), for an aggregate purchase price of $255,000, subject to satisfaction or waiver of the closing conditions set forth in the SPA.

In connection with the SPA, on the same day, we entered into a spin-off agreement (the “Spin-Off Agreement”) with Chuangxiang Holdings Inc., a Cayman Islands corporation (“Spin-Off Subsidiary”), and Continent Investment Management Limited and Golden Fish Capital Investment Limited, (“Spin-Off Subsidiary buyers”). Pursuant to the Spin-Off Agreement, Spin-Off Subsidiary buyers will receive all of the issued and outstanding capital stock of Spin-Off Subsidiary at a purchase price of $1 at the closing. As a result, Spin-Off Subsidiary buyers will become the sole equity owner of Spin-Off Subsidiary and the Company will have no further interest in Spin-Off Subsidiary.

On May 17, 2021, we entered into the Share Cancellation Agreement with a stockholder, Wenhai Xia, to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by the Stockholder.

On May 17, 2021, we entered into the Share Exchange Agreement with KP International Holdings and holders of all outstanding capital stock of KP International Holdings, we acquired 100% of the outstanding capital stock of KP International Holdings, and in exchange, we issued to five former shareholders of KP International Holdings an aggregate of 34,158,391 shares of the Company’s common stock. As a result of the reverse acquisition closed on May 17, 2021, KP International Holdings became our wholly owned subsidiary and the former shareholders of KP International Holdings became the holders of approximately 85% of our issued and outstanding capital stock on a fully diluted basis. For accounting purpose, the transaction with KP International Holdings was treated as a reserve acquisition, with KP International Holdings as the acquirer and KPIL (formerly CX Network) as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Reverse Acquisition, we are referring to the business and financial information of KP International Holdings and its subsidiaries and consolidated entities. As a result of the reverse acquisition, KPIL is engaged in the sale of health care products and services through its online platform in the PRC.

Kun Peng International Holding Limited

Kun Peng International Holding Limited (“KP International Holdings”) was incorporated in the British Virgin Islands on April 20, 2021. KP International Holdings is a holding company and entered into a Bought and Sold Note with Kunpeng (China) Industrial Development Company Limited (“KP Industrial”), incorporated in Hong Kong on August 11, 2017, at a cash consideration of $0.129 (HK$1) on May 3, 2021. After the ownership transfer, it became a sole shareholder of KP Industrial.

Kun Peng (Hong Kong) Industrial Development Limited

Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”) was incorporated as a limited liability company in Hong Kong on June 21, 2021. It is a holding company and is wholly owned by Kun Peng International Holding Limited. The share capital of this entity upon formation is $0.13 (HK$1).

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd was established as a wholly owned subsidiary of KP (Hong Kong) on August 10, 2021.

Kunpeng (China) Industrial Development Company Limited

Kunpeng (China) Industrial Development Company Limited (“KP Industrial”) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of KP Industrial is 10,000 ordinary shares at $1,292 (HKD10,000) and was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to “Kunpeng (China) Industrial Development Company Limited” and filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phrase and developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly owned subsidiary of KP International Holdings on May 3, 2021.

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in Beijing Economic Technological Development Zone in the People’s Republic of China (“the PRC”) on March 20, 2019, with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP Industrial at the time of establishment. KP Industrial transferred its approximately $2.2 million (RMB 15 million) or 15% to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

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

Some of the business engaged in by King Eagle VIE is restricted or prohibited for foreign investment under PRC regulations. As such, King Eagle (China) has entered into the VIE Agreements with King Eagle VIE and their shareholders. We do not own any equity interests in King Eagle VIE, but control and receive the economic benefits of their respective business operations through the VIE Agreements. The VIE Agreements enable us to provide King Eagle VIE with consulting services on an exclusive basis, in exchange for all of its annual profits, if any. In addition, we are able to appoint its senior executives and approve all matters requiring approval of its shareholders. The VIE Agreements are comprised of a Consulting Service Agreement, Business Operation Agreement, Proxy Agreement, Equity Disposal Agreement, and Equity Pledge Agreement which are described in further detail under “Contractual Arrangements” below.

Under current Chinese laws and regulations, we believe that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle VIE were required to register with SAFE when they established offshore vehicles to hold KP International Holdings, and such SAFE registration was affected on May 14, 2021. These shareholders of King Eagle VIE will have to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle VIE’s financial performance and the enforceability of the VIE Agreements. See “Contractual Arrangements” below.

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle VIE”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: Chengyuan Li, 51%, Jinjing Zhang, Wanfeng Hu, Cuilian Liu, Zhizhong Wang (each of them owns 6%), Zhandong Fan, Yanlu Li, Yuanyuan Zhang, Xiangyi Mao and Hui Teng (each of them owns 5%). Those shareholders also indirectly own KP International Holdings through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, out of these stakeholders, three of them are the director and executives of KP International Holdings which include: Chenyuan Li, Director, Yuanyuan Zhang, Chief Financial Officer and Yanlu Li, Vice President.

The following diagram illustrates our corporate structure as of the date of this Report:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

Contractual Arrangements

While we do not have any equity interest in our consolidated affiliated entities, we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations and rules on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. See “Risk Factors—Risks Related to Doing Business in China—Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.” For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Risk Factors—Risks Related to Our Commercial Relationship with VIE(s)”.

On May 15, 2021, King Eagle (China) Co., Ltd. (“King Eagle (China)”) and the shareholders of King Eagle VIE entered into a series of contractual agreements for King Eagle VIE to qualify as variable interest entity or VIE (the “VIE Agreements”). The VIE Agreements are summarized as follows:

Consulting Service Agreement

Pursuant to the terms of certain Exclusive Consulting Service Agreement dated May 15, 2021, between King Eagle (China) and King Eagle VIE (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider to King Eagle VIE to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after King Eagle VIE’s profit before tax in the corresponding year deducts King Eagle VIE’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. King Eagle VIE agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from King Eagle (China). In addition, King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle VIE’s consent, but King Eagle (China) shall notify King Eagle VIE of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to the expiration.

The foregoing summary of the Consulting Service Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Consulting Service Agreement, which was filed as Exhibit 10.1 to our Form 8-K dated May 17, 2021.

Business Operation Agreement

Pursuant to the terms of certain Business Operation Agreement dated on May 15, 2021, among King Eagle (China), King Eagle VIE and the shareholders of King Eagle VIE (the “Business Operation Agreement”), King Eagle VIE has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle VIE is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the King Eagle (China)’s written approval. The shareholders of King Eagle VIE and King Eagle VIE will take King Eagle (China) ‘s advice on appointment or dismissal of directors, employment of King Eagle VIE’s employees, regular operation, and financial management of King Eagle VIE. The shareholders of King Eagle VIE have agreed to transfer any dividends, distributions, or any other profits that they receive as the shareholders of King Eagle VIE to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by King Eagle (China) with a 30-day written notice.

The foregoing summary of the Business Operation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Business Operation Agreement, which was filed as Exhibit 10.2 to our Form 8-K filed dated May 17, 2021.

Proxy Agreement

Pursuant to the terms of the Proxy Agreement dated on May 15, 2021, among King Eagle (China), and the shareholders of King Eagle VIE (the “Proxy Agreement”), the shareholders of King Eagle VIE have entrusted their vote rights as King Eagle VIE’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consents of King Eagle VIE Shareholders and King Eagle (China) or upon a 30-day notice of King Eagle (China).

The foregoing summary of the Proxy Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Proxy Agreement, which was filed as Exhibit 10.3 to our Form 8-K dated May 17, 2021.

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated on May 15, 2021, among King Eagle (China), King Eagle VIE, and the shareholders of King Eagle VIE (the “Equity Disposal Agreement”), the shareholders of King Eagle VIE granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase King Eagle VIE’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle VIE agreed to give King Eagle VIE the total amount of the exercise price as a gift, or in other methods upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle VIE. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

The foregoing summary of the Equity Disposal Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Disposal Agreement, which was filed as Exhibit 10.4 to our Form 8-K dated May 17, 2021.

Equity Pledge Agreement

Pursuant to the terms of certain Equity Pledge Agreement dated on May 15, 2021, among King Eagle (China) and the shareholders of King Eagle VIE (the “Pledge Agreement”), the shareholders of King Eagle VIE pledged all of their equity interests in King Eagle VIE to King Eagle (China), including the proceeds thereof, to guarantee King Eagle VIE’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and Equity Disposal Agreement (each, an “Agreement”, collectively, the “Agreements”). If King Eagle VIE or its shareholders breach its respective contractual obligations under any Agreement or cause to occur one of the events regards as an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle VIE. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled.

The foregoing summary of the Equity Pledge Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Pledge Agreement, which was filed as Exhibit 10.5 to our Form 8-K dated May 17, 2021.

Our Business

A vast majority of people in the PRC are in a sub-healthy state and the number of chronic diseases increased significantly each year. Based on the governmental statistics on the healthiness of the people in the PRC, approximately:

70% of Chinese are at risk of death from overwork

76% of white-collar workers are in a sub-health state

23% of Chinese people have chronic diseases

120 million fatty liver patients

121 million people with diabetes

200 million people with dyslipidemia (including hyperlipidemia)

420 million hypertensive population

507 million overweight and obese people

One person has cancer in 10 seconds

One person has diabetes in 30 seconds

At least one person died of cardiovascular disease in 30 seconds

Chronic disease mortality accounted for 86%

22% of middle-aged and elderly deaths are due to cardiovascular and cerebrovascular diseases

A Fundamental Public Health Regulation of the PRC was passed in December 2019 which intended to promote the public health and hygiene awareness and improve the medical care system. The regulation particularly focuses on promoting preventive care measures, strengthening non-medical health nourishment, reducing the number of incidence of diseases, and developing a healthy China 2030. An investment in preventive care measures can significantly lower the cost of medical care and treatment.

Since the global health issue and pandemic, people have increased their health and nutrition consciousness. King Eagle (China) believes preventive care is the most effective investment in health. Based on the statistics performed by Euromonitor, China Health Care Association, Prospective Industry Research Institute, the market size of health care products in China is as follows:

In the most recent years, e-commerce has developed rapidly in the PRC and management believes that we are in a new era of e-commerce with additional characteristics of sharing economy, offline support and social interaction evolving. We believe the rise of social e-commerce will positively impact the development of our health care business.

To promote the awareness of preventive care to the vast population of the people in the PRC, we intend to serve our customers through our mobile (King Eagle Mall) and physical (Smart Kiosk) platforms.

King Eagle Mall

We developed and launched a mobile social e-commerce platform, King Eagle Mall, which promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services.

The three cores and six features that we are developing through the King Eagle Mall are:

Core 1: Integration of resources in the health care industry

Feature 1	Closed-loop supply chain	Compared with the traditional B2B and B2C marketing models, the mobile application, King Eagle Mall, has a more scientific marketing layout without stocking of inventory and capital investment. All the goods in demand are supported by upstream suppliers. Members can sell goods more flexibly, and the distribution of goods is promoted by the way of direct supply by manufacturers, which meets the needs of customers and promotes the increase in product sales. This complete closed-loop supply chain is more conducive to the rapid development of King Eagle (China) and enhance resource utilization.

Feature 2	S2B2C model perfectly provides three-terminal users with the most intuitive service and use value.	S2B2C is an innovative e-commerce model that can drive much greater value innovation than traditional models. This kind of innovation is reflected in S (supplier) and B (platform) working together to provide C (customer) with more thorough services. In other words, S empowers B and supports B to conduct product and service transactions with C, while B and C pass on their needs to S, so that S can better serve B and C, satisfying a wider group and achieving a larger demand channel.

Core 2: Personal health management

Feature 3	Combined with Smart Kiosk to enhance personal care service dimensions	Through our physical platform, Smart Kiosk, we create profiles for each member to record personal health data and rely on big data analysis to prompt all aspects of health-related clothing, food, housing, transportation, and other daily living styles. For example, based on the member’s personal health background and medical history, the kiosk analyzes the health condition of the member and suggests types of health supplements, food, health-related products or health checking tools, etc, that are suitable for the member.

Feature 4	Connecting to health and wellness experience, improving service height.	Ecological + elderly care + healthy lifestyle experience is an indispensable part of the health industry, and it is also a supply and demand gap that will inevitably appear in industrial development and economic development. For middle and high net worth groups, we provide different types of health and elderly lifestyle experience environments. The Smart Kiosk APP provides full-cycle and full-view high-end services, so that there is a connection between health and living.

Core 3: Wealth value

Feature 5	Sharing Wealth	Health itself is wealth. King Eagle Mall is not just a comprehensive consumer docking platform, it is also a new channel to provide wealth for upstream supply chain enterprises and terminal members. Through the integrated platform, King Eagle (China) shares healthy lifestyle with its members and meets different health needs of different members.

Feature 6	Quality of Life	To strengthen the concept of healthiness, King Eagle Mall will go deep into every corner of life in the future, providing members with more healthy choices in five aspects: clothing, food, home living, daily necessities, and transportation, and guiding our members to lead a healthier and quality life.

The products focus on health-related products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and strictly selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories (for instance, milk powder, dried fruits) health foods for supporting the cardiovascular system, and bone joint health. We offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products which can promote and improve a healthier lifestyle of our members. We receive customer orders and may arrange fulfillment with our merchants who are responsible for delivery arrangement or fulfill customer orders through our outsourced networks.

At the same time, we operate customer service centers with whom our members can directly communicate for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Smart Kiosk

We introduced “Smart Kiosk” with the support from the previous stakeholder of King Eagle (China), Guoxin Ruilian Group Co., Ltd (“Guoxin Ruilian”), wholly owned subsidiary of CITIC Group Corporation Ltd and a related party of Guoxin Zhengye. The construction of Smart kiosk was initiated and administered by Guoxin Ruilian Group Co., Ltd. After the completion of the construction of Smart Kiosk, Guoxin Ruilian Group Co., Ltd assigned its wholly owned subsidiary, Guoxin Star Network Co., Ltd to cooperate with King Eagle VIE in development of Smart Kiosk. The Smart Kiosk is a physical platform which focuses on developing “small shop economy”. It is integrated with the King Eagle Mall which creates a “social, health and physical store” to provide people with a more professional and comprehensive preventive health care products and services. Smart Kiosk is a principal component of our business.

The smart service kiosk functions as a physical customer service center and community marketing for attracting customers, providing customer services, promoting our 500+ preventive health care and health related household products and introducing concepts of maintaining a healthy life. 5G internet connection is also available for our customers to connect to our online application, King Eagle Mall, so that our customers can access to King Eagle Mall and place orders of our products. Our plans to establish Smart Kiosks in the City of Zhengzhou, in Henan Province, and in the City of Wuhan, in Hubei Province as well as our intention in the future, to deploy Smart Kiosks in 20 provinces across the PRC have been indefinitely delayed due to COVID-19.

On March 31, 2021, King Eagle VIE entered into an agreement with Guoxin Star Network Co., Ltd., and was granted the right to operate 50 Smart Kiosks for five years starting in April 2021. King Eagle VIE is also entitled to the profit sharing from the operation of the Smart Kiosks. The operation of the Smart Kiosks can be administered in one of the three models:

●	Operation by King Eagle VIE: The operation of Smart Kiosk is solely administered by King Eagle VIE. Advertising, product promotion, human resources, product display and sales strategies are planned, established, and operated by King Eagle VIE. Profit sharing from the operation of Smart Kiosk is allocated between King Eagle VIE and the party who purchases the right-of-use of Smart Kiosks based on the mutually agreed terms.

●	Cooperative operation of health care and health related product suppliers: King Eagle VIE granted the right of use of Smart Kiosks to its product suppliers who sell their health care and health related household products on King Eagle Mall. The profit sharing is allocated between King Eagle VIE and those product suppliers based on the mutually agreed terms.

●	Franchise operation: Members of King Eagle Mall are granted the right-of-use of Smart Kiosks to run the business with the training, advertising, sales, and marketing strategies provided by King Eagle VIE. Profit sharing is allocated between King Eagle VIE and the members based on the mutually agreed terms.

COVID-19

The ongoing coronavirus pandemic as well as the newer Omicron variant has had and will continue to spread nearly all areas around the world. The spread of coronavirus impacted the operation of business and caused delays in the development or construction of business properties due to shut down in the affected areas. Since the shutdown of several areas in the PRC, the approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. We continue to focus our business through our online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follow up closely with the local governmental agencies for the application for the construction permits of smart kiosks. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19 and we may take actions as may be required by local government authorities or that we determine are in the best interests of our employees, partners and community.

Strategic Relationships to Provide Comprehensive Health Services

Preventive health care focuses upon the relationship between genetics, environment, physiology, psychology, and lifestyle, to assist in addressing health and disease. Physical examinations assist in providing personalized solutions to eliminate the cause of the disease and treat and regulate functional changes, so to help patients overcome disease and lead healthier lives.

Although King Eagle (China) terminated its Cooperation Agreement with Peking Union Lawke Center for Functional Medicine Co., Limited, it continues to explore potential strategic relations with other health service providers in order to offer its members and customers integrated health conditioning, tracking management, high-level, personalized, and convenient health and health care, testing, consulting, and other services, based on user testing data in the King Eagle Mall and integrated with global physician resources,

Through strategic relationships, King Eagle (China) intends to create a “social e-commerce + health + physical store” integration platform, using smart kiosks as the carrier to provide people with more professional and comprehensive health services. Functional medicine starts from the relationship between genetics, environment, physiology, psychology, and lifestyle, studying the decline of human function to pathological changes, and finally finding the root cause of the disease. Functional medicine offers comprehensive physical examinations and provides personalized solutions to the members to minimize their health risks and treat and regulate body functions.

Sales and Marketing

We will and do engage in a variety of marketing activities intended to drive user traffic to our mobile application and give us the opportunity to introduce our products and services to prospective members. For our online mobile application, King Eagle Mall, we (i) pay various mobile app channels to broadcast our apps to raise awareness of our products and increase their ranking to attract new users, (ii) engage in self-promoting on social media, (iii) advertise our products via our cooperative public platforms, (iv) organize off-line experience events and activities; and (v) we enter into business alliance with various well-known regional and global health care product business partners and prestige health organizations; (vi) we will provide health education on our official website: kp-china.com. With respect to our King Eagle Mall mobile application which we launched in September 2020, our marketing strategy focuses upon seeking well known network and platform providers to broadcast the products and services, improving the products and services to raise its ranking in app stores, and display advertising to increase the exposure to attract new users.

Our Customers

Our current and future customers mainly include individual members. As of the date of this report, we had approximately 10,000 members and as of December 20, 2021, we had approximately 12,000 members.

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

Technology

Our internal product teams focused on the development and maintenance of products in addition to building and managing our software and hardware infrastructure. We intend to continue investing in the development of new products, such as mobile applications, and enhancing the efficiency and functionality of our existing products and infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security, and scalability in a cost-effective manner. We operate web and database servers co-located at a third-party data center facility in Beijing, PRC.

Our Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the online market we serve.

In 2020, the total size of China’s social e-commerce market exceeded 2.3 trillion RMB, and the social e-commerce market based on the membership model was 363.26 billion RMB in 2019, accounting for about 18% of social e-commerce.

King Eagle (China)’s competitors mainly come from social e-commerce platforms, including Pinduoduo (based on the group buying model), Weimeng (providing services for micro-businesses), Taobao, JD, etc.

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

Competitive advantage

Experienced management:

King Eagle (China) acquired talents in developing its online and offline platforms, creating business models, marketing, managing, from multi-national corporations, public companies, and prestige universities.

Shared resources from our stakeholder:

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in Beijing Economic Technological Development Zone in the People’s Republic of China (“the PRC”) on March 20, 2019, with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP Industrial at the time of establishment. KP Industrial transferred its approximately $2.2 million (RMB 15 million) or 15% to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

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

Government support:

A Fundamental Public Health Regulation of the PRC was passed in December 2019 which intended to promote the public health and hygiene awareness and improve the medical care system. The regulation particularly focuses on promoting preventive care measures, strengthening non-medical health nourishment, reducing the number of incidence of diseases, and developing a healthy China 2030.

The State Council has initiated Pilot Free Trade Zone Plan (“the Plan”) in Beijing, Hunan Province, Anhui and Zhejiang province on September 21, 2020. The Plan provides that the free trade zone area in Beijing is approximately 120 square kilometers and is divided into three major sections:

●	31.85 square kilometers for technology innovation area

This zoning includes 21.59 square kilometers of Zhongguancun Science City and 10.26 square kilometers of usable industrial space around Beijing Life Science Park. This area focuses on the development of a new generation of information technology, biology and health, science and technology services and other industries, a global venture capital center, and a pilot demonstration zone for scientific and technological system reform.

●	48.34 square kilometers for international business service area

This area includes 28.5 square kilometers of usable industrial space around Capital International Airport, 4.96 square kilometers of Beijing CBD, 2.96 square kilometers of Jinzhan International Cooperation Service Area, and 10.87 square kilometers of usable industrial space around the city’s sub-central Canal Business District and Zhangjiawan Design Town. This zoning focuses on the development of digital trade, cultural trade, business conventions and exhibitions, medical and health, international delivery logistics and cross-border finance.

●	39.49 square kilometers for high-end industrial area:

This section includes 10.36 square kilometers of usable industrial space on the west side of Daxing International Airport and 27.83 square kilometers of Beijing Economic and Technological Development Zone. It focuses on the development of industries such as business services, international finance, cultural creativity, biotechnology, and general health care.

Since King Eagle (China) established its business in Beijing Free Trade Zone, the development of King Eagle (China) is supported by the facilities established by of the Plan as well as is entitled to lower customs and tax rate for its business which reduces the cost of its operations.

Our Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks, and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

All of our employees have entered into standard employment agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during their terms of employment with us and thereafter and to assign to us their inventions, technologies and designs they develop during their term of employment with us.

We developed our online platform “King Eagle Mall”, of which we own the copyright. The software platform was placed in service in September 2020 and offers a variety of preventive health care products and services to our members. The platform provides upstream supply chain of the preventive health care products and downstream health care analysis and advice to our members.

We also developed our business trademarks. In order to protect our intellectual property rights, we have submitted applications to register our trademarks in the PRC, including without limitation the following:

		Trademark
Country/Area	Trademark	number	Classes
PRC	金嗨购	50368216	9
PRC	金嗨购	50374979	16
PRC	金嗨购	50375007	37
PRC	金嗨购	50377397	39
PRC	金嗨购	50382061	41
PRC	金嗨购	50382076	42
PRC	金嗨购	50392663	43
PRC	金嗨购	50375312	45
PRC		50374965	9
PRC		50371272	16
PRC		50373087	37
PRC		50387468	39
PRC		50369532	41
PRC		50380120	42
PRC		50392663	43
PRC		50387165	45
PRC		50366519	43
PRC		55127695	1
PRC		55146919	3
PRC		55139610	9
PRC		55134787	10
PRC		55132744	35
PRC		55140311	41
PRC		55141993	43

We regard our patents and software copyrights important to our success and our competitive position.

We did not incur any research and development expenses for the years ended September 30, 2021 and 2020.

Regulations

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business. See “Risk Factors – Risks Related to Doing Business in China.”

Regulations Regarding Foreign Investment

The Catalogue of Industries for Encouraged Foreign Investment (2020 Edition) (the “Encouraging Catalogue”) was jointly promulgated by the NDRC and the MOFCOM on 27 December 2020, and it came into effect on 27 January 2021. The Special Administrative Measures for Access of Foreign Investment (Negative List) (2020 Edition) (the”2020 Negative List”) was jointly promulgated on 23 June 2020 and took effect on 23 July 2020. The Encouraging Catalogue and the 2020 Negative List categorizes the industries into three categories, including “encouraged”, “restricted” and “prohibited”. All industries that are not listed under one of “encouraged”, “restricted” or “prohibited” categories are deemed to be “permitted”. The Encouraging Catalogue and the 2020 Negative List are subject to review and update by the Chinese government from time to time.

Regulation Regarding Foreign Exchange Registration of Offshore Investment by PRC

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

Circular 37 and other SAFE rules require PRC residents, including both legal and natural persons, to register with the local banks before making capital contribution to any company outside of China (an “offshore SPV”) with onshore or offshore assets and equity interests legally owned by PRC residents. In addition, any PRC individual resident who is the stockholder of an offshore SPV is required to update its registration with the local banks with respect to that offshore SPV in connection with change of basic information of the offshore SPV such as its company name, business term, the shareholding by individual PRC resident, merger, division and with respect to the individual PRC resident in case of any increase or decrease of capital in the offshore SPV, transfer of shares or swap of shares by the individual PRC resident. Failure to comply with the required SAFE registration and updating requirements described above may result in restrictions being imposed on the foreign exchange activities of the PRC subsidiaries of such offshore SPV, including increasing the registered capital of payment of dividends and other distributions to, and receiving capital injections from the offshore SPV. Failure to comply with Circular 37 may also subject the relevant PRC residents or the PRC subsidiaries of such offshore SPV to penalties under PRC foreign exchange administration regulations for evasion of applicable foreign exchange restrictions.

Regulations Regarding Foreign Exchange

Under the Foreign Currency Administration Rules promulgated in 1996 and revised in 1997 and 2008 and various regulations issued by SAFE and other relevant PRC government authorities, RMB is convertible into other currencies without prior approval from SAFE only to the extent of current account items, such as trade related receipts and payments, interest, and dividends and after complying with certain procedural requirements. The conversion of RMB into other currencies and remittance of the converted foreign currency outside PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from SAFE or its local office. Payments for transactions that take place within China must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local office. Unless otherwise approved, domestic enterprises must convert all of their foreign currency proceeds into RMB.

On August 29, 2008, SAFE promulgated Circular 142 which regulates the conversion by a foreign-funded enterprise of foreign currency into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011, in order to clarify the application of Circular 142. Under Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 and Circular 45 could result in severe penalties, such as heavy fines as set out in the relevant foreign exchange control regulations. On July 4, 2014, SAFE promulgated SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014. However, SAFE Circular 36 continues to prohibit foreign-invested enterprises from directly or indirectly using the Renminbi converted from their foreign exchange capitals for purposes beyond its business scope. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replace both Circular 142 and Circular 36 on June 1, 2015. Circular 36 allows enterprises established within the pilot areas to use their foreign exchange capitals to make equity investment and removes certain other restrictions provided under Circular 142 for these enterprises. Circular 19 will remove those restrictions for all foreign-invested enterprises established in the PRC. However, both Circular 36 and Circular 19 continue to prohibit foreign-invested enterprises from, among other things, using the Renminbi fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises.

On June 9, 2016, SAFE promulgated Circular 16, which provides an integrated standard for converting foreign exchange under capital account items (including but not limited to foreign exchange capital and foreign debts) on a discretionary basis which applies to all enterprises registered in the PRC. The Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, and such converted Renminbi shall not be provided as loans to its non-affiliated entities, except where it is expressly permitted in the business license.

Regulations regarding privacy and data protection

Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning data protection. New laws and regulations that govern new areas of data protection or impose more stringent requirements may be introduced in China. In addition, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux and complicated, including differentiated requirements for different groups of people or different types of data.

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cybersecurity Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in April 2020, which became effective in June 2020, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. We do not believe that our company constitutes a critical information infrastructure operator pursuant to the Cybersecurity Review Measures that became effective in April 2020. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period.

On July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments) for public comments, which proposes to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The PRC National Security Law defines various types of national security, including technology security and information security.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments) and will accept public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

We currently have less than one million registered users on our digital and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but the number of our online registered users is far less than one million. As a result, even if enacted, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review (Revision Draft for Comments) or the Regulations on Network Data Security (draft for public comments). Nevertheless, the Measures for Cybersecurity Review (Revision Draft for Comments) or the Regulations on Network Data Security (draft for public comments) are still being formulated and subject to further changes Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cybersecurity Review (Revision Draft for Comments), the Regulations on Network Data Security (draft for public comments), or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the draft Regulations on Network Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which took effect on November 1, 2021. In addition to other rules and principles of personal information processing, the Personal Information Protection Law specifically provides rules for processing sensitive personal information. Sensitive personal information refers to personal information that, once leaked or illegally used, could easily lead to the infringement of human dignity or harm to the personal or property safety of an individual, including biometric recognition, religious belief, specific identity, medical and health, financial account, personal whereabouts, and other information of an individual, as well as any personal information of a minor under the age of 14. Only where there is a specific purpose and sufficient necessity, and under circumstances where strict protection measures are taken, may personal information processors process sensitive personal information. A personal information processor shall inform the individual of the necessity of processing such sensitive personal information and the impact thereof on the individual’s rights and interests. As uncertainties remain regarding the interpretation and implementation of the Personal Information Protection Law, we cannot assure you that we will comply with the Personal Information Protection Law in all respects and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing sensitive personal information.

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our common stock in the future. PRC regulators, including the Department of Public Security, the MIIT, the SAMR and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

Any failure, or perceived failure, by us to comply with the above and other regulatory requirements or privacy protection-related laws, rules and regulations could result in reputational damages or proceedings or actions against us by governmental entities, consumers, or others. These proceedings or actions could subject us to significant penalties and negative publicity, require us to change our data and other business practices, increase our costs and severely disrupt our business, or negatively affect the trading price of our common stock.

Taxation

PRC Enterprise Income Tax

The PRC Enterprise Income Tax Law, or EIT Law, and its implementation rules provide that from January 1, 2008, a uniform income tax rate of 25% is applied equally to domestic enterprises as well as foreign investment enterprises.

The EIT Law and its implementation rules provide that a withholding tax at the rate of 10% is applicable to dividends and other distributions payable by a PRC resident enterprise to investors who are “non-resident enterprises” (that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant dividend or other distribution is not effectively connected with the establishment or place of business). However, pursuant to the Arrangement between the Mainland and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income effective on December 8, 2006, the withholding tax rate for dividends paid by a PRC resident enterprise is 5% if the Hong Kong enterprise is determined by the competent tax authority in the PRC to have satisfies the relevant conditions and requirements under the applicable laws ; otherwise, the dividend withholding tax rate is 10%. According to the Notice of the PRC State Administration of Taxation on Issues relating to the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, and effective on the same day, the corporate recipient of dividends distributed by PRC enterprises must satisfy the direct ownership thresholds at all times during the 12 consecutive months preceding the receipt of the dividends. However, if a company is deemed to be a pass-through entity rather than a qualified owner of benefits, it cannot enjoy the favorable tax treatments provided in the tax arrangement. In addition, if transactions or arrangements are deemed by the relevant tax authorities to be entered into mainly for the purpose of enjoying favorable tax treatments under the tax arrangement, such favorable tax treatments may be subject to adjustment by the relevant tax authorities in the future.

Business Tax and Value-added Tax

Pursuant to the Temporary Regulations on Business Tax, which were promulgated by the State Council on December 13, 1993, and effective on January 1, 1994, as amended on November 10, 2008, and effective January 1, 2009, any entity or individual conducting business in a service industry is generally required to pay business tax at the rate of 5% on the revenues generated from providing such services.

In March 2016, the Ministry of Finance and SAT jointly issued the Pilot Program of Replacing Business Tax with Value-Added Tax (“VAT”) in an All-round Manner, or Circular 36, effective from May 2016, according to which PRC tax authorities have started imposing VAT on revenues from various service sectors, including real estate, construction, financial services and insurance, as well as other lifestyle service sectors, replacing the business tax replacing the business tax that co-existed with VAT for over 20 years. According to Provisional Regulations on VAT of the PRC and its detailed rules for the Implementation, organizations and individuals engaging in the sale of goods or processing, repair and assembly services, the sale of services, intangible assets, immovables, and importation of goods in the PRC shall be taxpayers of VAT and shall pay VAT pursuant to these regulations.

Business License

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Other than regular business licenses that we have already obtained, there is no special license or permit required for us to engage in the current businesses under PRC laws and regulations.

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. Following the Share Exchange, we conduct our business through our control of KP International Holdings. Each of King Eagle (China) and King Eagle VIE holds a business license that covers its present business.

The business license of King Eagle (China) was issued on April 20, 2021. The scope of registered business of King Eagle (China) includes technology development, technology promotion, technology transfer, technology consulting, technical services; real estate development; organizing cultural and artistic exchange activities (excluding performances); renting commercial houses; catering management; undertaking exhibition activities; literary creation; design, production, and agency, advertising; economic and trade consulting; business management consulting; corporate planning; conference services; photography services; etiquette services; translation services; product design; computer animation design; packaging and decoration design; computer graphic design and production; wholesale and retail daily necessities, computers, software and auxiliary equipment, stationery, handicrafts, electronic products; sales of medical equipment class I, medical equipment class II; goods import and export, technology import and export, agent import and export (involving quota license management, special regulations relevant national regulations); wholesale and retail food; road cargo transportation; sales of Class III medical devices.

The business license of King Eagle VIE was issued on April 16, 2021, and an amendment to the business license was filed on November 5, 2021. The expanded scope of registered business of King Eagle VIE includes (i) General items: technical services, technology development, technology consulting, technology exchanges, technology transfer, technology promotion; data processing services; software development; conference and exhibition services; advertising production; advertising design, agency; advertising publishing; information consulting services (excluding licensing information Consulting services); information technology consulting services; marketing planning; etiquette services; professional design services; camera and video production services; graphic design and production; daily necessities sales; computer software and hardware and auxiliary equipment retail; stationery retail; arts and crafts and collectibles retail (except ivory and its products); electronic product sales; food sales (only pre-packaged foods); second-class medical equipment sales; edible agricultural products retail; cosmetics retail; clothing and apparel retail; knitwear sales; sales of electric bicycles; sales of household appliances; retail of jewelry; sales of daily sundries; sales of plastic products; sales of car decoration products; sales of daily wooden products; sales of personal hygiene products; sales of paper products; sales of maternal and child products; hygiene products and one-time Sales of sexually-used medical supplies; sales of hairdressing accessories; sales of daily necessities; sales of rubber products; sales of knitting textiles and raw materials; sales of labor protection products; retail of shoes and hats; sales of sanitary ware; retail of kitchenware and sanitary ware and daily sundries; daily chemical Product sales; sales of sanitary ceramics; sales of watches and timing instruments; sales of glasses (excluding contact lenses); sales of metal tools; sales of arts and crafts and etiquette supplies (except ivory and its products); Sales of food detergents; sales of gifts and flowers; sales of daily masks (non-medical); sales of household products; sales of enamel products; sales of household appliances; sales of non-electric household appliances; sales of bamboo products; sales of plastic packaging containers and tools for food ; office supplies sales; hardware product retail; household audio-visual equipment sales; furniture sales; adult sex toys sales (excluding drugs, medical equipment). (except for items subject to approval in accordance with the law, carry out business activities independently according to the business license); ii) Licensed items: first type value-added telecommunications business; second type value-added telecommunications business; third type medical device operation; pharmaceutical retail (projects that are subject to approval in accordance with the law can only be carried out after the approval of the relevant departments). The specific operation projects are subject to the approval documents or permits of the relevant departments.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

In addition, under the EIT Law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, which became effective on December 8, 2006, and the Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties, which became effective on April 1, 2018, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion.

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008, and amended on December 28, 2012. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

Pursuant to the Employment Contract Law, employment contracts lawfully concluded prior to the implementation of the Employment Contract Law and continuing as of the date of its implementation shall continue to be performed. Where an employment relationship was established prior to the implementation of the Employment Contract Law but no written employment contract was concluded, a contract must be concluded within one month after its implementation.

On September 18, 2008, the State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which came into effect immediately. These regulations interpret and supplement the provisions of the Employment Contract Law.

Our standard employment contract complies with the requirements of the Employment Contract Law and its implementing regulations. We have entered into written employment contracts with all of our employees.

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

Employees

Currently we have a total of 38 full-time employees and one trainee. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
IT	7
Finance	4
Sales and Marketing	7
Human Resources	3
Operations	3
Planning	5
Client Services	2
General and Administrative	8
Total	39

None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Risks Related to Our Business

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

The audited consolidated financial statements of KPIL included in this report include a paragraph that indicates that they were prepared assuming that we would continue as a going concern. As of September 30, 2021, although KPIL generated a positive operating cash flow in an amount of $1,913,858, it incurred a working capital deficit was $2,318,784 and a comprehensive loss of $1,802,495. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash or loans from our offices and controlling stockholders to operate our business and estimates that additional capital will be necessary to support our operations and growth.

We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

KPIL incurred a net loss of $1,774,734 and $208,771, for the years ended September 30, 2021, and 2020, respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we may be able to achieve profitability in the short-term or long-term. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash and loans from our offices and controlling stockholders to operate our business and estimates that additional capital will be necessary to support our operations and growth.

We have a limited operating history and face many of the risks and difficulties frequently encountered by development stage companies.

Our operating entity and VIE, King Eagle (China) and King Eagle VIE commenced their operations in June 2020 and September 2020, respectively. As a result of our limited operating history, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or changed due to changes in our markets, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for health care and household products and services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors may enjoy better competitive positions in certain geographical regions or user demographics that we currently serve or may serve in the future. We expect competition in the online personals business to continue to increase because there are no substantial barriers to entry. We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

●	the size and diversity of our member and paying subscriber bases;

●	the timing and market acceptance of our apps, including the developments and enhancements to those apps and features relative to those offered by our competitors;

●	customer service and support efforts;

●	selling and marketing efforts; and

●	our brand strength in the marketplace relative to our competitors.

We compete with traditional health care and household product retailers. We also compete with a number of large and small companies, including internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal mobile-based social e-commerce competitors include Pinduoduo (based on the group buying model), Weimeng (providing services for micro-businesses), Taobao, JD. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our websites and reduce our market share.

In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establishing cooperatives and, in some cases, establishing exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent that these competitors or potential competitors establish exclusive relationships with major portals, search engines and Internet Service Providers, or ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining members and converting members into paying subscribers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs, and other online properties.

If we fail to stay current with new technologies and trends in social e-commerce platforms and preventive health care and household products and services, our applications could become obsolete

We incur significant costs for research and development not only for the creation of new applications, but also for ensuring that our current applications will be compatible with new technologies. If our research and development team fail to upgrade our applications to stay current with new technologies or add new features that are popular for preventative healthcare and household uses, our applications could become obsolete, which could result in a material adverse impact on our business and results of operations.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our management, marketing, and technical personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. As China is building its powerful technology industry and enhancing its market-oriented economic system, competition for talents becomes increasingly fierce. Many of our potential competitors have greater financial, personnel, technical, manufacturing, marketing, sales, and other resources than we do. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We may not be able to manage our expansion of operations effectively.

We are in the process of developing our business in order to meet the potentially increasing demand for our future products, as well as capture new market opportunities. Our current business operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. As we continue to grow, we must continue to improve our operational and financial systems, procedures, and controls, increase service capacity, and output, and expand, train, and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. Currently, we only have thirty-eight full time employees and one trainee. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems, and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures, and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

The spread of Covid-19 may cause delays or limit lur ability to expand our business

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The ongoing and evolving COVID-19 pandemic continues to spread throughout the world and outbreak caused a widespread of quarantines, lockdowns, site closures. It has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of economic activities. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic increased the overall public health consciousness in the PRC, with the Company experiencing a growth in its average monthly online sale revenue by $0.19 million or 70.5% from $0.27 million for the year ended September 30, 2020 to $0.46 million for the year ended September 30, 2021.

Although it does not expect that the virus will have a material adverse effect on its online business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investment. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. GAAP, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

Risks Relating to our Commercial Relationship with VIE

PRC laws and regulations governing our businesses and the validity of certain of our Contractual Arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, we conduct certain of our operations and businesses in the PRC through our VIE. The Contractual Arrangements give us effective control over King Eagle VIE and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate its financial results in our results of operations. Although the structure we have adopted is s commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration, or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

We have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and our VIE in China does not violate any applicable PRC law, regulation, or rule currently in effect; and the contractual arrangements between King Eagle (China), King Eagle VIE, and its equity holders governed by PRC law are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect. However, our PRC counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules, and regulations. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

KPIL, KP International Holdings, KP Industrial are considered foreign investors or foreign invested enterprises under PRC law. As a result, KPIL, KP International Holdings and KP Industrial are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. If the imposition of any of these government actions causes us to lose our right to direct the activities of any of our VIE(s) or otherwise separate from them and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIE(s) in our consolidated financial statements. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition, and results of operations.

Our arrangements with the VIE and their shareholders may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore which could have an adverse effect on our income and expenses.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or VIE or their equity holders owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIE, may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with the VIE and their shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantially uncertainties exist in relation to its interpretation and implementation. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations, or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment, at which time it will be uncertain whether our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment in the PRC and if yes, how our contractual arrangements should be dealt with.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures (Negative List) for Foreign Investment Access jointly promulgated by MOFCOM and the NDRC and took effect in July 2020. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our VIE through contractual arrangements are deemed as foreign investment in the future, and any business of our VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our VIE may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

Furthermore, if future laws, administrative regulations, or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with our VIE to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE.

If we had direct ownership of the VIE, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the boards of directors of the entity only by exclusively exercising the equity holders’ voting rights and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. For example, our VIE and their equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks which the relevant variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIE at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. Consequently, the contractual arrangements may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership.

Any failure by our VIE or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition, and results of operations.

If our VIE or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such VIE or its equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entities, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

Risk Related to Doing Business in China

Changes in international trade or investment policies and barriers to trade or investment, and the ongoing geopolitical conflict, may have an adverse effect on our business and expansion plans, and could lead to the delisting of our securities from U.S. exchanges and/or other restrictions or prohibitions on investing in our securities.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. administration has advocated for and taken steps toward restricting trade in certain goods, particularly from China. From 2018 to late 2019, the United States announced several tariff increases that applied to products imported from China, totaling over US$550 billion. By the end of 2019, the two countries had reached a phase one trade deal to roll back tariffs and suspend certain tariff increases by the United States that were scheduled to take effect from December 2019, and in January 2020, the two sides entered into a formal phase one agreement on trade. The progress of trade talks between China and the United States is subject to uncertainties, and there can be no assurance as to whether the United States will maintain or reduce tariffs or impose additional tariffs on Chinese products in the near future. Furthermore, in August 2019, the U.S. Treasury Department labelled China as a currency manipulator, which label was officially dropped by the U.S. Treasury Department in January 2020. However, it is uncertain whether the U.S. government may issue any similar announcement in the future. As a result of such announcement, the United States may take further actions to eliminate perceived unfair competitive advantages created by alleged manipulating actions. Changes to national trade or investment policies, treaties and tariffs, fluctuations in exchange rates or the perception that these changes could occur, could adversely affect the financial and economic conditions in China, as well as our future international and cross-border operations, our financial condition, and results of operations.

In addition, the United States is considering ways to limit U.S. investment portfolio flows into China. For example, in May 2020, under pressure from U.S. administration officials, the independent Federal Retirement Thrift Investment Board suspended its implementation of plans to change the benchmark of one of its retirement asset funds to an international index that includes companies in emerging markets, including China. China-based companies, including us, may become subject to executive orders or other regulatory actions that may, among other things, prohibit U.S. investors from investing in these companies and delist the securities of these companies from U.S. exchanges. As a result, U.S. and certain other persons may be prohibited from investing in the securities of our company, whether or not they are listed on U.S. exchanges. For example, in November 2020, the U.S. administration issued U.S. Executive Order 13959, prohibiting investments by any U.S. persons in publicly traded securities of certain Chinese companies that are deemed owned or controlled by the Chinese military. In May 2021, the American depositary shares of China Telecom, China Mobile and China Unicom were delisted from the NYSE to comply with this executive order. In June 2021, the U.S. administration expanded the scope of the executive order to Chinese defense and surveillance technology companies. Geopolitical tensions between China and the United States may intensify and the United States may adopt even more drastic measures in the future.

China and other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. For instance, in response to the tariffs announced by the United States, in 2018 and 2019, China announced it would stop buying U.S. agricultural products and imposed tariffs on over US$185 billion worth of U.S. goods. Although China subsequently granted tariff exemptions for certain U.S. products as a result of trade talks and the phase one trade deal with the United States, it is uncertain whether there will be any further material changes to China’s tariff policies. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict, which would have an adverse effect on manufacturing, trade and a wide range of industries that rely on trade, including logistics, retail sales and other businesses and services, which could adversely affect our business operations and financial results.

Additionally, China has issued regulations to give itself the ability to unilaterally nullify the effects of certain foreign restrictions that are deemed to be unjustified to Chinese individuals and entities. The Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation and Other Measures promulgated by the Ministry of Commerce (“MOFCOM”) on January 9, 2021 with immediate effect, provide that, among other things, Chinese individuals or entities are required to report to the MOFCOM within 30 days if they are prohibited or restricted from engaging in normal business activities with third-party countries or their nationals or entities due to non-Chinese laws or measures; and the MOFCOM, following the decision of the relevant Chinese authorities, may issue prohibition orders contravening such non-Chinese laws or measures. Furthermore, on June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Anti-foreign Sanctions Law, which came into effect on the same day. The Anti-foreign Sanctions Law prohibits any organization or individual from implementing or providing assistance in implementation of discriminatory restrictive measures taken by any foreign state against the citizens or organizations of China. In addition, all organizations and individuals in China are required to implement the retaliatory measures taken by relevant departments of the State Council. Since the aforesaid laws and rules were newly promulgated, there exist high uncertainties as to how such regulations will be interpreted and implemented and how they would affect our business and results of operations or the trading prices of our Shares.

The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us.

Trade tensions and policy changes have also led to measures that could have adverse effects on China-based issuers, including proposed legislation in the United States that would require listed companies whose audit reports and/or auditors who are subject to review by PCAOB to be subject to enhanced disclosure obligations and be subject to delisting if they do not comply with the requirements.

The market price for our shares could be adversely affected by increased tensions between the United States and China.

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences—secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security—and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the HKAA on Hong Kong and companies like the Company. Furthermore, legislative, or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Shares could be adversely affected.

The Chinese government may exert substantial influence over the way we conduct our business operations in China.

The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to conduct our operations in China may be harmed by changes in its laws and regulations, including those relating to regulation of the health product industry, taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future could have a significant effect on us and our business.

Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Substantially all of our operations are conducted in the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political, and legal developments in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies.

The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions, and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past four decades, growth has been uneven, both geographically and among various sectors of the economy. Since 2020 due to the global pandemic, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity.

We cannot assure you that the PRC’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through VIE arrangements. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. As substantially all of our operations are based in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by China based companies could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China and in the United States.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of business through our operating subsidiary in the PRC. Our PRC subsidiary, the VIE and subsidiaries of the VIE are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs as well as various PRC laws and regulations generally applicable to companies incorporated in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property (including intellectual property) and procedural rights could adversely affect our business and impede our ability to continue our operations.

In addition, the PRC government has recently announced its plans to enhance its regulatory oversight of Chinese companies listing overseas. The Opinions on Strictly Cracking Down on Illegal Securities Activities issued on July 6, 2021, called for:

●

tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security;

●	enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and

●	extraterritorial application of China’s securities laws.

On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which proposes to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users.

The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. As these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all. The Chinese government may promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on overseas listed Chinese companies regarding data security, cross-border data flow, and compliance with China’s securities laws. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, change to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in the PRC face significant political, economic, and legal risks. The communist regime in the PRC may hinder Western investment in the Company.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to its data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect its business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning data protection. New laws and regulations that govern new areas of data protection or impose more stringent requirements may be introduced in China. In addition, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux and complicated, including differentiated requirements for different groups of people or different types of data.

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cybersecurity Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in April 2020, which became effective in June 2020, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. We do not believe that our company constitutes a critical information infrastructure operator pursuant to the Cybersecurity Review Measures that became effective in April 2020. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period.

On July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments) for public comments, which proposes to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The PRC National Security Law defines various types of national security, including technology security and information security.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments) and will accept public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

We currently have less than one million registered users on our digital and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but the number of our online registered users is far less than one million. As a result, even if enacted, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review (Revision Draft for Comments) or the Regulations on Network DataSecurity (draft for public comments). Nevertheless, the Measures for Cybersecurity Review (Revision Draft for Comments) or the Regulations on Network Data Security (draft for public comments) are still being formulated and subject to further changes Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cybersecurity Review (Revision Draft for Comments), the Regulations on Network Data Security (draft for public comments), or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the draft Regulations on Network Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which took effect on November 1, 2021. In addition to other rules and principles of personal information processing, the Personal Information Protection Law specifically provides rules for processing sensitive personal information. Sensitive personal information refers to personal information that, once leaked or illegally used, could easily lead to the infringement of human dignity or harm to the personal or property safety of an individual, including biometric recognition, religious belief, specific identity, medical and health, financial account, personal whereabouts, and other information of an individual, as well as any personal information of a minor under the age of 14. Only where there is a specific purpose and sufficient necessity, and under circumstances where strict protection measures are taken, may personal information processors process sensitive personal information. A personal information processor shall inform the individual of the necessity of processing such sensitive personal information and the impact thereof on the individual’s rights and interests. As uncertainties remain regarding the interpretation and implementation of the Personal Information Protection Law, we cannot assure you that we will comply with the Personal Information Protection Law in all respects and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing sensitive personal information.

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our common stock in the future. PRC regulators, including the Department of Public Security, the MIIT, the SAMR and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

Any failure, or perceived failure, by us to comply with the above and other regulatory requirements or privacy protection-related laws, rules and regulations could result in reputational damages or proceedings or actions against us by governmental entities, consumers, or others. These proceedings or actions could subject us to significant penalties and negative publicity, require us to change our data and other business practices, increase our costs and severely disrupt our business, or negatively affect the trading price of our common stock.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past several decades has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary and affiliate is subject to PRC laws and regulations. However, these laws and regulations change frequently, and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operations. In addition, confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to our business, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements.

Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

Furthermore, various equity-based research organizations have recently published reports on China-based companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. Any similar scrutiny on us, regardless of its lack of merit, could cause the market price of our ordinary shares to fall, divert management resources and energy, cause us to incur expenses in defending ourselves against rumors, and increase the premiums we pay for director and officer insurance.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above

The implications of the requirements of the HFCAA are uncertain. While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. Such uncertainty could cause the market price of our Shares to be materially and adversely affected, and our securities could be delisted and prohibited from being traded on the national securities exchange earlier than would be required by the HFCAA. If our securities are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our Shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Shares.

To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company are located in China, the PCAOB may not be able to inspect such audit documentation and, as a result, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued audit opinions on the financial statements included in this Annual Report and will issue audit reports related to the Company in the future. As the auditor of a company filing reports with the SEC and as a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. Our auditor is located in Kuala Lumpur, Malaysia and is keeping and safeguarding the working papers of the relevant years in their office in Malaysia. However, to the extent that our auditor’s work papers are or become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Recent developments with respect to audits of companies of which the major operations are in China, such as us, create uncertainty about the ability of our auditor to fully cooperate with the PCAOB’s request for audit work papers without the approval of the Chinese authorities. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

Should the PCAOB be unable to fully conduct inspections of our auditors’ work papers due to a position taken by one or more authorities in the foreign jurisdiction, it will make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. Shareholders may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements, which would adversely affect the market price of Shares.

In addition, trade tensions and policy changes between China and the United States have also led to measures that could have adverse effects on China-based issuers. The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states that, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our Shares from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Further, the United States Senate passed the Accelerated Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCAAA to require the SEC to prohibit and issuer’s securities from trading on any U.S, stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

If our auditor is sanctioned or otherwise penalized by the PCAOB or the SEC as a result of failure to comply with inspection or investigation requirements, our financial statements could be determined to be not in compliance with the requirements of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or other laws or rules in the United States, which could ultimately result in our Shares being delisted from whatever exchange they may become listed on.

The enforcement of the PRC labor contract law may materially increase our costs and decrease our net income.

China adopted a new Labor Contract Law, effective on January 1, 2008, and issued its implementation rules, effective on September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law and its implementation rules and regulations, and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable and could result in a material decrease in our profitability.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

Currently, all of our revenues are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our Shares will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amount in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The PRC government may issue further restrictive measures in the future.

We cannot assure you that the PRC’s government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

If our PRC subsidiary or consolidated affiliated entity are found incompliant with the employment and social security, taxation, marketing, tele-communication, or other rules of China, they may face penalties imposed by the PRC government.

Our PRC subsidiary and consolidated affiliated entity failed to strictly comply with PRC laws and regulations to contribute towards social insurance premium and housing fund on behalf of their employees, as required by the applicable laws and regulations. We may be required by relevant authorities to make up the shortfall of social insurance premium and housing fund. Although we have made efforts to settle tax payables and take compliance measures, if any PRC government authority takes the position that there is non-compliance with the taxation, marketing, tele-communication, or other rules by our PRC subsidiary or consolidated affiliated entity, they may be exposed to penalties from PRC government authorities, in which case the operation and financial conditions of our PRC subsidiary or consolidated affiliated entity may be adversely affected.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7, which came into effect on the same day, revised in October 2017 and December 2017. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-Resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017, and revised in June 2018. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such. Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or may be taxed if our company is transferor in such transactions and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfers of shares of our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to penalties and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.

The SAFE promulgated the notice on relevant issues relating to domestic resident’s investment and financing and roundtrip investment through special purpose vehicles (“SPV(s)”), or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore SPV undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off).On February 28, 2015, SAFE issued a notice according to which the aforesaid PRC residents or entities are no longer required to register with SAFE or its local branch, instead the aforesaid PRC residents or entities need to register with local banks. We have notified substantial beneficial owners of our ordinary shares who we know are PRC residents of their filing obligation, and to the best of our knowledge, most of those shareholders whom we know are PRC residents have completed the registration. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. Failure by an individual to comply with the required SAFE registration and updating requirements described above may result in penalties up to RMB50, 000 imposed on such individual and restrictions being imposed on the foreign exchange activities of the PRC subsidiaries of such offshore SPV, including increasing the registered capital of payment of dividends and other distributions to, and receiving capital injections for the offshore SPV. Failure to comply with Notice 37 may also subject relevant PRC resident beneficial owners or the PRC subsidiaries of such offshore SPV to penalties under PRC foreign exchange administration regulations for evasion of applicable foreign exchange restrictions.

Failure to comply with the individual foreign exchange rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the implementation rules of the administrative measures for individual foreign exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the individual foreign exchange rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the individual foreign exchange rules.

It is uncertain how the individual foreign exchange rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of this offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Risks Related to the Market for Our Securities

Our common stock is quoted on the OTC market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC market. The OTC market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until 2020, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer or if we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We plan to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

We are required under the Sarbanes-Oxley Act of 2002 to document and test the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our board of directors has the right to determine the authorized number of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our board of directors. In addition, we are authorized to issue up to 40,000,000 shares of common stock, in one or more classes or series as may be determined by our board of directors. The issuance of shares of common stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

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

King Eagle (China) and King Eagle VIE entered into multiple lease arrangements in Beijing and Tianjin, the PRC for their office spaces which they believe is adequate and suitable for their current operations:

Entity	Description of Use	Leased Square Meters	Location
King Eagle (China)	Office space (1)	1,191.12	Yizhuang Economic and Technological Development Zone, Beijing, PRC

King Eagle VIE	Office space (2)	564.88	Tianjin Airport Economic Zone, Tianjin, PRC; Beijing Economic and Technological Development Zone, Beijing, PRC

(1)	This includes 3 office locations in Beijing as of September 30, 2021.

(2)	This includes 1 office location in Tianjin and 2 office locations in Beijing as of September 30, 2021

ITEM 3. LEGAL PROCEEDINGS

Other than ordinary routine litigation (of which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock which has been quoted on the OTCBB since November 3, 2017, under the designation “CXKJ”, will change as a result of the name change. However, our common stock has not been traded on the OTC market except on a limited and sporadic basis and there is no assurance that a regular public trading market will ever develop. OTC market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC market securities transactions are conducted through a telephone and computer network connecting dealers. OTC market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our post-split Common Stock as reported by the OTC Markets, Inc. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year 2020
First quarter ended December 31, 2019	$0.65	$0.024
Second quarter ended March 31, 2020	$0.43	$0.025
Third quarter ended June 30, 2020	$0.1	$0.0075
Fourth quarter ended September 30, 2020	$0.094	$0.004

Fiscal Year 2021
First quarter ended December 31, 2020	$0.059	$0.048
Second quarter ended March 31, 2021	$0.225	$0.190
Third quarter ended June 30, 2021	$0.415	$0.401
Fourth quarter ended September 30, 2021	$0.600	$0.360

Holders

As of January 10, 2022, there were 25 registered holders of record of our common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC operation entity for our funds and PRC regulations may limit the amount of funds distributed to us from our PRC operation entity, which will affect our ability to declare any dividends.

Stock Option and Warrant Grants

We have no stock option and warrant granted to our executives, employees, vendors, consultants, and any other parties as of the reporting date.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal year ended September 30, 2021, the Company has not adopted any equity compensation plan.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform which was launched in July 2020 and promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories (for instance, milk powder, dried fruits) health foods for supporting the cardiovascular system, and bone joint health. We offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products which can promote and improve a healthier lifestyle of our members. We receive customer orders and may arrange fulfillment with our merchants who are responsible for delivery arrangement or fulfill customer orders through our outsourced networks.

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

Recent Developments

COVID-19

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The ongoing and evolving COVID-19 pandemic continues to spread throughout the world and outbreak caused a widespread of quarantines, lockdowns, site closures. It has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of economic activities. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic arose the overall public health consciousness in the PRC, the Company experienced a growth in its average monthly online sale revenue by $0.19 million or 70.5% from $0.27 million for the year ended September 30, 2020 to $0.46 million for the year ended September 30, 2021.

While there is a delay in the opening of our smart kiosks due to the pandemic, the Company does not expect that the coronavirus COVID-19 will have a material adverse effect on its online business or financial results at this time. Still, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Recent Regulatory Developments in China

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International, and such SAFE registration was affected on May 14, 2021. These shareholders of King Eagle (Tianjin) will have to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

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

Financial Operations Overview

Results of Operations for the years ended September 30, 2021, and 2020

	September 30
	2021		2020
	Amount	% of revenue	Amount	% of revenue

Revenues	$5,587,446	100.0%	$819,130	100.0%
Cost of revenues	1,001,777	17.9	122,783	15.0
Gross profit	4,585,669	82.1	696,347	85.0
Operating expenses:
General and administrative expenses	2,619,588	46.9	380,777	46.5
Selling expense	3,741,389	67.0	524,443	64.0
Total operating expenses	6,360,977	113.9	905,220	110.5
Loss from operations	(1,775,308)	(31.8)	(208,873)	(25.5)
Other income	574	(0.0)	102	0.0
Loss before income taxes	(1,774,734)	(31.8)	(208,771)	(25.5)
Income tax expense	-	-	-	-
Net loss	$(1,774,734)	(31.8)%	$(208,771)	(25.5)%

Revenues

For the years ended September 30, 2021, and 2020, revenues amounted to $5,587,446 and $819,130, respectively. Our revenue primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of revenue

Our cost of revenue for the years ended September 30, 2021, and 2020 were $1,001,777 and $122,783, respectively. This primarily included the purchase of health care and health related household products from our suppliers. The higher cost of revenue for the year ended September 30, 2021, compared to that in the same period 2020 because our mobile application, King Eagle Mall, was placed in service in July 2020.

Gross profit

For the years ended September 30, 2021, and 2020, our gross profit amounted to $4,585,669 or 82.1%, and $696,347 or 85%, respectively. Our gross profit margin for the year ended September 30, 2021, was comparable to the same period in 2020.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the years ended September 30, 2021, and 2020, our total operating expenses were $6,360,977 and $905,220, respectively. Since our King Eagle Mall was placed in service in last quarter of the fiscal year 2020, we experienced a higher amount of operating expenses in the year ended September 30, 2021, compared to the same period in 2020.

General and administrative expenses

General and administrative expenses for the years ended September 30, 2021, and 2020 were $2,619,588 and $380,777, respectively. The significant spike in general and administrative expenses by $2,238,810 was triggered by an increase in the following items: professional service fee by $931,681 due to additional legal, audit and financial consulting fees for interim periods for the year ended September 30, 2021, employee compensation by $604,139 due to additional headcount, office rent and building management by $320,493 due to longer period of operations during the year ended September 30, 2021, in office supplies by $34,754, travel and transportation by $45,032, meals and entertainment by $26,946, depreciation and amortization by $16,976, repair and maintenance by $249,832 and others by $24,279. Our operation of King Eagle Mall was initiated in July 2020; thus, our general and administrative expenses for the year ended September 30, 2020, was significantly lower compared to the year ended September 30, 2021.

Our general and administrative expenses for the years ended September 30, 2021, and 2020 comprised of the following:

	September 30
	2021	2020

Employee compensation and benefit	$729,377	$125,238
Office rent and building management	425,660	105,167
Office supplies and meeting	66,289	31,535
Professional services fee	990,889	59,208
Business registration	3,496	18,818
Travel, transportation and gasoline	63,252	18,220
Meals and entertainment	35,911	8,965
Depreciation and amortization	19,546	2,569
Repair and maintenance	257,881	8,049
Others	27,287	3,008
Total	$2,619,588	$380,777

Selling expense

Our selling expense, which was primarily incurred by our sales and marketing department, for the years ended September 30, 2021, and 2020, were $3,741,389 and $524,443, respectively. Compared to the year ended September 30, 2020, our selling expense for the year ended September 30, 2021, increased by $3,216,946. The operation of our King Eagle Mall was placed in service in July 2020; accordingly, our selling expense for the year ended September 30, 2020, was comparatively lower than that for the year ended September 30, 2021. Besides, during the year ended September 30, 2021, we had paid service fees to agents who assisted us in the planning and development of Smart Kiosk and marketing of our products. Our selling expense included the following:

	September 30,
	2021	2020

Service agents	$2,929,080	$321,575
Employee compensation and benefit	484,825	168,785
Office supplies and meeting	206,940	20,892
Customer services	14,905	3,522
Travel, transportation and gasoline	36,469	1,538
Meals and entertainment	14,877	7,718
Depreciation and amortization	4,982	295
Advertising	3,123	-
Others	46,188	118
Total	$3,741.389	$524,443

Other income

Other income primarily included bank interest income and foreign exchange gain or loss. Our other income for the years ended September 30, 2021, and 2020 were $574 and 102, respectively.

Income tax expense

For the years ended September 30, 2021, and 2020, the income tax expense of the Company was nil. Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in a near future or before it expires.

Net Loss

As a result of the factors discussed above, for the years ended September 30, 2021, and 2020 and, our net loss amounted to $1,774,734 and $208,771 respectively.

Foreign currency translation adjustment

The functional currency of our operation in PRC is Chinese Yuan or Renminbi (“RMB”) and while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $27,761 and $6,888 for the years ended September 30, 2021, and 2020, respectively. This non-cash loss had an effect of increasing our reported comprehensive loss.

Comprehensive loss

As a result of our net loss after income taxes, we had comprehensive loss for the years ended September 30, 2021, and 2020, $1,802,495 and $215,659, respectively.

Liquidity and Capital Resources

As of September 30, 2021, and 2020, we had a cash balance of $2,059,685 and $141,166, respectively.

For the year ended September 30, 2021, net cash provided by operating activities totaled to $1,913,858. Operating cash inflow was mainly attributable to an increase in trade and other payable, $1,404,380, an increase in provision in tax, $212,862, and deferred revenue, $2,879,891, offset by the net loss, $1,774,734, prepayments to vendors and lessors, $556,585 and operating lease obligation payments, $294,658.

Net cash used in investing activities totaled to $21,983 was primarily related to the purchase of office and computer equipment, $19,306 and intangible assets, $2,677.

There was no financing activity for the year ended September 30, 2021.

Effect of exchange rate change on cash totaled $26,644. The resulting change in cash for the period was an increase of $1,918,519.

For the year ended September 30, 2020, net cash provided by operating activities totaled to $207,407. Operating cash inflow was primarily attributable to an increase in deferred revenue, $197,085 and an increase in an amount due to our director, $244,539, who paid rent deposit and payments to our lessors on behalf of King Eagle (China), offset by the net loss, $208,771.

Net cash used in investing activities totaled to $70,748 primarily related to the purchase of office equipment, software and leasehold improvements.

There was no financing activity for the period for the year ended September 30, 2020.

Effect of exchange rate change on cash totaled $4,507. The resulting change in cash for the period was an increase of $141,166.

	September 30,
	2021	2020

Net cash provided by operating activities	$1,913,858	$207,407
Net cash used in investing activities	(21,983)	(70,748)
Effect of exchange rate change on cash	26,644	4,507
Total net change in cash and cash equivalents	$1,918,519	$141,166

The following table sets forth a summary of changes in our working capital as of September 30, 2021 and 2020:

	September 30,
	2021	2020

Current Assets	$2,871,157	$239,535
Current Liabilities	5,189,941	856,606
	$(2,318,784)	$(617,071)

We require cash of approximately $2.0 million within the next twelve months which primarily relates to third party vendors payables. In an effort to support and maintain our financial positions and operations, the Company focused on increasing its revenue through its online platform and slimming its overhead costs. We had engaged service agents to promote our products and planned to reduce our overhead costs such as negotiating rental fees or service fees with our counterparties. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. As of September 30, 2021, although the Company generated cash inflows from operating activities, $1,913,858, the Company incurred a net loss of $1,774,734 and a negative working capital of $2,318,784. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

During the fiscal year, the Company has reviewed its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. In order to continue as a going concern for the next 12 months, the Company will focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, streamlining its overhead costs or obtaining a financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2021:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Contractual Obligations:
Operating lease obligations	$-	$290,798	$-	$-	$290,798
Purchase agreement	93,383				93,383
Cooperation Agreement of Smart Kiosk	-	814,383	-	-	814,383

Total contractual obligations	$93,383	$1,105,181	$-	$-	$1,198,564

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The consolidated financial statements are expressed in U.S. dollars.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and variable interest entity (“VIE”).

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2021, and 2020 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2021, although the Company generated cash inflows from operating activities, $1,913,858, the Company incurred a net loss of $1,774,734 and a negative working capital of $2,318,784. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

During the fiscal year, the Company has reviewed its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. In order to continue as a going concern for the next 12 months, the Company will focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, streamlining its overhead costs or obtaining a financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The ongoing and evolving COVID-19 pandemic continues to spread throughout the world and outbreak caused a widespread of quarantines, lockdowns, site closures. It has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of economic activities. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic arose the overall public health consciousness in the PRC, the Company experienced a growth in its average monthly online sale revenue by $0.19 million or 70.5% from $0.27 million for the year ended September 30, 2020 to $0.46 million for the year ended September 30, 2021.

Although it does not expect that the virus will have a material adverse effect on its online business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Earnings (loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to the holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to the holders of ordinary shares as adjusted for the effect of dilutive ordinary share equivalents, if any, by the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. However, ordinary share equivalents are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in British Virgin Islands use U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as its functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive loss amounted to $32,578 and $6,888 for the years ended September 30, 2021, and 2020, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2021 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.7631	6.5101

As of September 30, 2021 (Closing Rate)
United States dollar ($1)	7.7851	6.4466

For the year ended September 30, 2020 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.7506	7.0145

As of September 30, 2020 (Closing Rate)
United States dollar ($1)	7.7500	6.7905

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in PRC. As of September 30, 2021, and 2020, cash balances held in PRC banks are uninsured. We have not experienced any losses in bank accounts and believes we are not exposed to any risks on our cash in bank accounts.

Financial Instrument

The carrying amount reported in the balance sheet for cash, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains and losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and improvements are capitalized, while maintenance and repairs are recognized as expense as incurred.

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Classification	Estimated useful life
Leasehold improvements	5 years
Office equipment	3 years
Computer equipment	3 years
Computer software	5 years

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2021, and 2020.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2021, and 2020, management determined that there was no impairment.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s financial assets and liabilities include cash, receivables, accounts payable and accrued expenses.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2021 and 2020 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables on gross sales from customers.

Revenue is measured based on the amount of consideration that we expect to receive, reduced by estimates for allowance, promotional discounts, and rebates, if any. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations.

Lease

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases. Under the new lease accounting standard, a lessee will be required to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases and enhances the disclosure requirements. Leases will continue to be classified as either finance or operating leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method on July 1, 2020. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, the Company recognized a lease liability and right-of-use asset for each of the existing lease arrangement. The adoption of the new lease standard does not have a material impact on the consolidated income statements or the consolidated statements of cash flows.

Advertising Expenses

Advertising costs are classified as selling expenses and are expensed in the period incurred and represent online marketing, including fees paid to search engines, and online and offline marketing. Advertising expenses were $3,123 and $nil, respectively, for the years ended September 30, 2021, and 2020, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivable. As September 30, 2021, and 2020, $1,886,622 (RMB12,162,295) and $140,430 (RMB 953,588), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Risks of variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the VIE Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of the foreign-invested enterprise and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the VIE Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the VIE Arrangements is remote based on current facts and circumstances.

Foreign currency exchange risk

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. The Company is a holding company and it relies on dividends paid by the Company’s operating subsidiaries in China for its cash needs. Any significant revaluation of the RMB may materially and adversely affect its liquidity and cash flows. To the extent that the Company needs to convert U.S. dollars into RMB for its operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount the Company would receive. Conversely, if the Company decides to convert RMB into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount the Company would receive.

Liquidity risk

Liquidity risk is the risk that the Company may encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2021, and 2020.

For the year ended September 30, 2020, two major vendors accounted for 57% and 38% of the Company’s total cost of sales.

For the year ended September 30, 2021, three major vendors accounted for 22%, 16% and 14% of the Company’s total cost of sales.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We apply ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Recent Accounting Pronouncement

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. The Company adopted Topic 606 as of the inception date.

Adoption of ASC Topic 842, “Leases”

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective the inception date. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date. See Note 2 “Leases” above for further details.

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard will be effective for King Eagle beginning September 30, 2021. We are currently evaluating the impact of the standard on our consolidated financial statements.

Except for the ASU above, in the period from October 2021 through December 2021, the FASB has issued ASU No. 2021-07 through ASU 2021-10, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 6, 2021, Kun Peng International Ltd. (the “Company”) provided Malone Bailey, LLP (“Malone Bailey”) with its disclosures in the Current Report on Form 8-K disclosing the termination of the engagement of Malone Bailey and requested in writing that Malone Bailey furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. Malone Bailey’s response was filed as an exhibit to the Current Report on Form 8-K filed on January 8, 2021.

The auditor reports by Malone Bailey contained in the financial statements of the Company for the years ended September 30, 2019 and 2018, filed as part of the annual reports on Form 10-K for the years ended September 30, 2019 and 2018, did not contain an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the Company’s ability to continue as a going concern. There had been no disagreements with Malone Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the years ended September 30, 2019, and 2018, nor in the subsequent period through January 6, 2021.

On January 4, 2021, the Board of Directors of the Company engaged JLKZ CPA LLP (“JLKZ”) as its independent accountant to provide auditing services for going forward for the Company. The Company has terminated the engagement of Malone Bailey. The decision to hire JLKZ was approved by the Company’s Board of Directors.

During our two most recent fiscal years and through the subsequent interim period through the date Malone Bailey was dismissed, Malone Bailey did not advise us as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K (“Item 304”). Furthermore, during our two most recent fiscal years, and the subsequent interim period prior to engaging JLKZ, we (nor anyone on our behalf) did not consult JLKZ regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that JLKZ concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304).

We provided Malone Bailey with a copy of the disclosures/statements we made in response to Item 304(a). We requested and received from Malone Bailey a letter, dated January 7, 2021, addressed to the SEC stating that it agreed with such statements. A copy of the letter was attached as Exhibit 16.1 to the Current Report on Form 8-K dated January 8, 2021.

On November 29, 2021, the Board of Directors of KPIL engaged J&S Associate (AF002380) (“JS”) as its independent auditor for the fiscal year ended September 30, 2021. The Board of Directors dismissed JLKZ CPA LLP (“JLKZ”), concurrently with the engagement of JS.

On November 29, 2021, the “Company” advised JLKZ of its dismissal, and requested that JLKZ furnish the Company with a letter addressed to the Securities and Exchange Commission that discloses the information required by Item 304(a)(1) of Regulation S-K, including compliance with Item 304(a)(3) of Regulation S-K. A copy of that letter addressed to the Securities and Exchange Commission from JLKZ was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated November 29,2021.

During the years fiscal years ended September 30, 2019 and 2020 and the subsequent interim periods through September 30, 2021, the Company has not consulted with JS regarding either: (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or “reportable events” (as defined in Regulation S-K, Item 304(a)(1)(v)).

The Company has given JLKZ permission to respond fully to the inquiries of the successor principal accountant-JS.

The audit report of JLKZ on the financial statements of the Company and its subsidiaries as of and for the year ended September 30, 2020, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended September 30, 2020, and for the interim period through November 29, 2021, there were no (i) disagreements with JLKZ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to JLKZ’s satisfaction, would have caused JLKZ to make reference to the subject matter thereof in connection with its report for such year; or (ii) reportable events.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the fiscal year ended September 30, 2021 our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2021, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

The following table sets forth certain information concerning our newly appointed directors and executive officers:

Name	Age	Position
Mr. Richun Zhuang	58	Chief Executive Officer

Ms. Yuanyuan Zhang	41	Chief Financial Officer

Mr. Yanlu Li	60	Vice President

Ms. Chengyuan Li	35	Director

Mr. Richun Zhuang, Chief Executive Officer

Mr. Richun Zhuang obtained a bachelor’s degree in Political Studies from Heilongjiang Province National College in 1983. He started his career as a secretary at Heilongjiang Province Wangkui County Public Transport Bureau until 1989. Then he was promoted to the Deputy General of Heilongjiang Province Wangkui County Transport Management Station in 1989. He then transferred to Heilongjiang Daqing Long-distance Bus Station as Chief Dispatcher in 1991. In 2008, Mr. Zhuang was appointed as Vice President, Marketing of Wuxi Kangjiafu Technology Co., Ltd. He joined Beijing Luji Culture Media Co., Ltd as Chief Executive Officer in 2017. In June 2020, he joined King Eagle (China) as General Consultant focusing on enterprise operation and strategic planning. On May 14, 2021, Mr. Zhuang was appointed as our Director of KP International Holdings and effective December 1, 2021, he was elected as the Company’s Chief Executive Officer.

Ms. Yuanyuan Zhang, Chief Financial Officer

Ms. Zhang attended at Beijing College of Science and Technology and earned a bachelor’s degree in international finance in 2005. Ms. Zhang developed her career as a sales specialist at Fenghua Haojing Real Estate where she achieved sales of approximately RMB 120 million during her tenure from September 2005 through December 2006. She then became a Sales Manager at Tianan Tiandi Real Estate Development Co., Ltd from January 2007 through March 2012. Ms. Zhang was appointed as a Marketing Director at Tongbang Real Estate Brokerage Co., Ltd for two years from April 2012 and General Manager at One Central Apartment project of Sunac Real Estate Company from May 2014 through August 2015. Thereafter, she was a General Manager at Beijing Jinfeng Venture Real Estate Brokerage and an Assistant to Secretary General at China Association of Real Estate Investment & Financing.

In October 2017, Ms. Zhang established her own business, “Fre Flo Bread & 16”. Since July 2020, she became our Executive Deputy General Manager of King Eagle (China) and was appointed as our Chief Financial Officer of KP International Holdings in April 2021.

Mr. Yanlu Li, Vice President

Mr. Li attended at Heilongjiang Machinery Manufacturing School and studied mechanical processing in 1981. He started his career as a mechanics in Heilongjiang Kiamusze Light Industry Machinery Plant. He then furthered his studies in mechanical engineering at Kiamusze Institute of Technology from September 1983 through July 1987 and earned a bachelor’s degree in July 1987.

After his graduation from Kiamusze Institute of Technology, Mr. Li became an Assistant Engineer at Kiamusze Light Industry Machinery Plant from August 1987 through December 1990. In January 1991, he enhanced his career as a General Manager at Kiamusze Ceramics Store and became a Legal Representative/General Manager of Kiamusze Ceramic Refractory Material Distribution Office in June 1992 until December 1999.

In January 2000, Mr. Li joined Amway (China) Co., Ltd as a distributor. From June 2010 through July 2013, Mr. Li served as a Legal Representative and General Manager at Beijing Dongze Education Technology Co., Ltd. From August 2013 through April 2018, Mr. Li served as a distributor of Shaklee (China) Co., Ltd. In May 2018, Mr. Li joined Lehua Tongrentang (Tianjin) Sales Company as a General Manager. In June 2020, Mr. Li joined King Eagle (China) as Vice President and then appointed as Vice President of KP International Holdings in April 2021.

Ms. Chengyuan Li, Director

Ms. Li earned an Associate Degree in Computer Information System at Beihua University in 2006 and bachelor’s degree in Finance at Harbin Institute of Finance in 2020. Ms. Li established her trading business in health care supplies through Wangkuihua Trading Company from September 2006 through September 2015. In September 2015, she joined Wangkui Daren Pharmaceuticals Co. Ltd as Quality Control Coordinator. In June 2020, she joined King Eagle (China) as Business Consultant and was appointed as our Director of KP International Holdings in April 2021.

Our directors hold their positions until the next annual meeting of shareholders and until her successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation, or removal.

Director Independence

Except as reported above, our directors, Mr. Richun Zhuang, and Ms. Chengyuan Li, do not hold any directorships in other reporting companies and do not qualify as “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Family Relationships

There are no family relationships between any of our directors, executive officers, or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes, and professional experience. Our director believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that should be represented on the Board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer, president, or similar position at a company.

Code of Ethics

We are developing a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. Each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders’ meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors intends to exercise its oversight in the following manner:

-	appointing, retaining, and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

-	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

-	reviewing annually the independence and quality control procedures of the independent auditors;

-	reviewing and approving all proposed related party transactions;

-	discussing the annual audited financial statements with the management; and

-	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Committees of the Board of Directors

We intend to establish the following committees:

Audit Committee. The audit committee will consist of soon-to-be-nominated independent directors and its duties will be to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert. The Board currently acts as our audit committee. The Board is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Compensation Committee. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers.

Nominating Committee. Our board of directors currently acts as our nominating committee and our company does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to the Company for the two fiscal years ended September 30, 2021, and 2020 to each of the following named principal executive officer.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Performance Award	Stock Options	Total Annual

Mr. Wenhai Xia, CEO, CFO, COO, Chairman and Director of the Board (1)	From inception through September 30, 2020	$-	$-	$-	$-
	October 1, 2020, through September 30, 2021	$-	$-	$-	$-

Ms. Xiangyi Mao, CEO (2)	From inception through September 30, 2020	$-	$-	$-	$-
	October 1, 2020, through September 30, 2021	$10,984	$12,623	$-	$23,608

Ms. Yuanyuan Zhang, CFO (3)	From inception through September 30, 2020	$9,038	$5,988	$-	$15,026
	October 1, 2020, through September 30, 2021	$35,792	$23,202	$-	$58,995

Mr. Yanlu Li, Vice President (4)	From inception through September 30, 2020	$15,702	$10,264	-	$25,966
	October 1, 2020, through September 30, 2021	$24,018	$21,365	-	$45,384

(1)	Mr. Wenhai Xia was appointed as Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chairman and Director of the Board of Directors of KPIL on May 11, 2021. Mr. Xia resigned from those positions on May 17, 2021, in conjunction with the Reverse Acquisition.
(2)	Ms. Xiangyi Mao joined King Eagle VIE as Chief Executive Officer on November 3, 2020. She was appointed Chief Executive Officer of KP International Holdings on April 20, 2021. She resigned from both positions on November 30, 2021.
(3)	Ms. Yuanyuan Zhang joined King Eagle (China) as Executive Vice President on July 10, 2020, and was appointed as Chief Financial Officer of KP International Holdings on April 20, 2021.
(4)	Mr. Yanlu Li joined King Eagle (China) on June 1, 2020, as Chief Executive Officer. He became Vice President of KP International Holdings on April 20, 2021.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant, or employee of our company.

Stock Options/SAR Grants

There were no stock options exercised during the years ended September 30, 2021, and 2020 by the executive officers named in the Executive Compensation Table. Further, there are no option, warrants or rights to receive any of the Company’s securities outstanding.

Outstanding Equity Awards at 2020 Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2021.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We intend to form a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee will be independent directors.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

As of the date of this report, our director has received no compensation for her service on the board of directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised from inception through September 30, 2021, by the executive officers named in the Executive Compensation Table. Further, there are no option, warrants or rights to receive any of the Company’s securities outstanding.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2021, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is c/o Kun Peng International Ltd., Unit 2702, Building T1, The Han’s Plaza, No. 2 Ronghua South Road, Beijing Economic and Technological Zone, Beijing, PRC.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Mr. Richun Zhuang	0	0%
Ms. Chengyuan Li	0	0%
Ms. Xiangyi Mao (2)	427,407	1%
Ms. Yuanyuan Zhang (2)	427,407	1%
Mr. Yanlu Li (2)	427,407	1%

All executive officers and directors as a Group	1,282,209	3%

5% or Greater Stockholders:
Pui Chun Wong	22,200,000	55.5%
Kunpeng TJ Limited	6,560,000	16.4%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Applicable percentage ownership is based on 40,000,000 shares of common stock outstanding as of September 30, 2021. There are no options, warrants or other rights to acquire shares of our common stock.

(2)	Each of Xiangyi Mao. Yuanyuan Zhang, and Yanlu Li own 6.5 percent of Kunpeng TJ Limited and as such may be deemed to beneficially own 427,407 of the total number of shares held by Kunpeng TJ Limited of our common stock.

Changes in Control

On May 17, 2021, we entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Kun Peng International Holding Limited (“KP International Holdings”), a limited liability company incorporated in British Virgin Islands on April 20, 2021, and (ii) the five members of KP International Holdings to acquire all the issued and outstanding capital stock of KP International Holdings in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021 (“Closing Date”).

None of the KP International Holdings’ Stockholders is a U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and acquired our shares in the Reverse Merger outside of the United States.

In issuing these securities to KP International Holdings’ Stockholders, we relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act.

Pursuant to the “Reverse Acquisition,” and KP International Holdings is deemed to be the acquirer. Consequently, the assets and liabilities and the historical operations that reflected in the financial statements prior to the Business Combination are those of KP International Holdings and its consolidated subsidiaries and are recorded at the historical cost basis of KP International Holdings, and the consolidated financial statements after consummation of the Business Combination include the assets and liabilities of KP International Holdings and its subsidiaries and VIE, historical operations of KP International Holdings and its subsidiaries and VIE, and operations of Kun Peng International Ltd. from the Closing Date of the Reverse Acquisition.

Pursuant to the Business Combination, a change of control of Kun Peng International Ltd. occurred as of the Closing Date. Except as described in this Report, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control of the Kun Peng International Ltd.

We continue to be a “smaller reporting company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by J & S Associate, our independent auditor for the fiscal year ended September 30, 2021, and 2020 was $76,000, JLKZ CPA LLP, our independent auditor for the fiscal year ended September 30, 2020, was $25,000 and Malone Bailey LLP, our independent accountants for the fiscal year ended September 30, 2020, was $57,500:

	Fiscal Year Ended September 30,
	2021	2020
Audit Fees (1)	$76,000	$82,500
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$76,000	$82,500

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kun Peng International Ltd. (Registrant)

Date: January 13, 2022	By:	/s/ Zhuang Richum
Zhuang Richun
Chief Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
January 13, 2022
/s/ Yuanyuan Zhang	Chief Financial Officer
Yuanyuan Zhang

/s/ Chengyuan Li	Director	January 13, 2022
Chengyuan Li

KUN PENG INTERNATIONAL LTD.

(FORMELY CX NETWORK GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021, AND 2020

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2021, and 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

J&S ASSOCIATE (AF002380)
(Registered with US PCAOB and Malaysia MIA)
Unit B2-2-2 Solaris Dutamas 1,	Tel : +603 - 6205 3622
Jalan Dutamas 1,	Fax : +603 - 6205 3623
50480, Kuala Lumpur, Malaysia.	Email : info@jns-associate.com

The Board of Director and Stockholder of

KUN PENG INTERNATIONAL LTD.

(Formerly CX Network Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kun Peng International Ltd. and its subsidiaries (collectively, the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended September 30, 2021 and 2020 are in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has incurred an accumulated deficit of $1,821,105 and a working capital deficit of $2,318,784 as at September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J&S Associate

Certified Public Accountants

January 13, 2022

Malaysia

We have served as the Company’s auditor since 2021.

KUN PENG INTERNATIONAL LTD.

(FORMERLY CX NETWORK GROUP, INC.)

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2021	September 30, 2020

Assets
Current assets
Cash and cash equivalents		$2,059,685	$141,166
Advance and prepayments	4	687,648	42,711
Other receivables	5	123,824	55,658
Total current assets		2,871,157	239,535

Noncurrent assets
Property, plant and equipment, net	6	68,725	70,122
Intangible assets, net	7	2,568	-
Right-of-use assets	12	282,466	413,156
Security deposits		-	76,510
Other noncurrent assets		-	4
Total noncurrent assets		353,759	559,792

Total assets		$3,224,916	$799,327

Liabilities
Current liabilities
Trade and other payables		1,430,576	12,446
Deferred revenue	8	3,122,705	203,586
Payroll payable		105,923	88,744
Tax payable		261,771	44,444
Other payables- related party	9	39,629	252,606
Operating lease obligations-current portion	12	229,337	254,780
Total current liabilities		5,189,941	856,606

Noncurrent liabilities
Operating lease obligations-net	12	53,129	158,376
Total noncurrent liabilities		53,129	158,376

Total liabilities		5,243,070	1,014,982

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021, and 2020	1	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 40,000,000 shares issued and outstanding as of September 30, 2021, and 40,000,000 shares authorized; 21,376,918 shares issued and outstanding at September 30, 2020*	10	4,000	2,138
Additional paid-in capital	10	(4,000)	(2,134)
Accumulated deficits		(1,821,105)	(208,771)
Accumulated other comprehensive loss		(32,016)	(6,888)
Total stockholders’ equity		(1,853,121)	(215,655)
Non-controlling interests		(165,033)	-
Total equity		(2,018,154)	(215,655)

Total liabilities and equity		$3,224,916	$799,327

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

(FORMERLY CX NETWORK GROUP, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Years ended September 30
	Note	2021	2020

Revenue, net		$5,587,446	$819,130
Cost of revenue		(1,001,777)	(122,783)
Gross profit		4,585,669	696,347

Operating expenses
General and administrative expenses		2,619,588	380,777
Selling expense		3,741,389	524,443
Total operating expenses		6,360,977	905,220

Loss from operations		(1,775,308)	(208,873)

Other (expenses) income:
Interest income		1,062	82
Other (expenses) income		(488)	20
Total other income, net		574	102

Loss before income taxes		(1,774,734)	(208,771)

Income tax expense	11	-	-

Net loss		(1,774,734)	(208,771)
Less: Net loss attributable to non-controlling interest		(162,400)	-
Net loss attributable to Kun Peng International Ltd		(1,612,334)	(208,771)
Foreign currency translation adjustment		(27,761)	(6,888)
Comprehensive loss		(1,802,495)	(215,659)
Less: Comprehensive loss attributable to non-controlling interest		(165,033)	-
Comprehensive loss attributable to Kun Peng International Ltd		$(1,637,462)	$(215,659)

Net loss per share attributable to common stockholders
Basic and diluted*		$(0.04)	$(0.01)

Weighted average shares used to compute net loss per share attributable to common stockholders*		37,858,294	21,376,918

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

(FORMERLY CX NETWORK GROUP, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2021, and 2020

	Common stock*		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2020	21,376,918	$2,138	$(2,134)	$(208,771)	$(6,888)	$(215,655)	$-	$(215,655)
Cancellation of shares	(15,535,309)	(1,554)	1,554	-	-	-	-	-
Reverse acquisition recapitalization	34,158,391	3,416	(3,420)	-	-	(4)	-	(4)
Net loss attributable to common stockholders	-	-	-	(1,612,334)	-	(1,612,334)	-	(1,612,334)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(162,400)	(162,400)
Foreign currency translation adjustment	-	-	-	-	(25,128)	(25,128)	(2,633)	(27,761)
Balance, September 30, 2021	40,000,000	$4,000	$(4,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)

	Common stock*		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2019	21,376,918	$2,138	$(2,134)	$-	$-	$4	$-	$4
Net loss attributable to common stockholders	-	-	-	(208,771)	-	(208,771)	-	(215,655)
Foreign currency translation adjustment	-	-	-	-	(6,888)	(6,888)	-	-
Balance, September 30, 2020	21,376,918	$2,138	$(2,134)	$(208,771)	$(6,888)	$(215,655)	$-	$(215,655)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

(FORMERLY CX NETWORK GROUP, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(1,774,734)	$(208,771)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	24,527	2,865
Amortization of right-of-use assets	294,658	93,784

Changes in operating assets and liabilities
Advance and prepayments	(636,390)	(41,347)
Other receivables	15,242	(127,946)
Trade and other payables	1,404,380	12,049
Deferred revenue	2,879,891	197,085
Payroll payable	12,323	85,910
Amount due to a related party	(224,243)	244,539
Tax payable	212,862	43,023
Lease liabilities	(294,658)	(93,784)
Net cash provided by operating activities	1,913,858	207,407

Cash flows from investing activities
Purchase of property and equipment	(19,306)	(70,748)
Acquisition of intangible assets	(2,677)	-
Net cash used in investing activities	(21,983)	(70,748)

Effect of exchange rate changes on cash	26,644	4,507

Net increase in cash and cash equivalents	1,918,519	141,166

Cash and cash equivalents, beginning balance	141,166	-

Cash and cash equivalents, ending balance	$2,059,685	$141,166

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$5,633	$-

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$195,738	$511,710

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

(FORMERLY CX NETWORK GROUP, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021, and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

ORGANIZATION

Kun Peng International Limited (“the Company”, “KPIL”, “CXKJ”, “we”, “us”, “our”), a Nevada corporation (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE, engages in the sale of health care and health related household products through its online platform, King Eagle Mall.

Reverse Merger

On May 17, 2021, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Kun Peng International Holding Limited (“KP International”), a limited liability company incorporated in British Virgin Islands on April 20, 2021, and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021.

For accounting purpose, the transaction with KP International was treated as a reverse acquisition and KP International is deemed to be the acquirer and the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International, and the accompanying consolidated financial statements after consummation of the reverse acquisition will include the assets and liabilities of KP International and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying consolidated financial statements share and per share information has been retroactively adjusted to reflect the exchanged shares in the Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40. As of September 30, 2021, there were 40,000,000 shares issued and outstanding.

Authorized Shares and Name Change

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to change the name of the Company from CX Network Group, Inc. to Kun Peng International Ltd. (“KPIL”) and to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020 with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: Chengyuan Li, 51%, Jinjing Zhang, Wanfeng Hu, Cuilian Liu, Zhizhong Wang (each of them owns 6%), Zhandong Fan, Yanlu Li, Yuanyuan Zhang, Xiangyi Mao and Hui Teng (each of them owns 5%). Those shareholders also indirectly own KP International through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, out of these stakeholders, four of them are the directors and executives of KP International which include: Chenyuan Li, Director, Xiangyi Mao, former Chief Executive Officer, Yuanyuan Zhang, Chief Financial Officer and Yanlu Li, Vice President.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021 with a registered capital of $5 million. It’s wholly owned by KP (Hong Kong).

The following diagram illustrates our corporate structure as of the date of this Report:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The consolidated financial statements are expressed in U.S. dollars.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and variable interest entity (“VIE”). All significant intercompany transactions and balances within the Company have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2021 and 2020 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2021, although the Company generated cash inflows from operating activities, $1,913,858, the Company incurred a net loss of $1,774,734 and a negative working capital of $2,318,784. Moreover, as the COVID-19 outbreak continues, there is a delay in the progress of construction and approval for the construction permit of smart kiosk due to the lockdown of the affected areas in the PRC and the closure of the government agencies in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

During the fiscal year, the Company has reviewed its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares.

In order to continue as a going concern for the next 12 months, the Company will focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, streamlining its overhead costs or obtaining a financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The ongoing and evolving COVID-19 pandemic continues to spread throughout the world and outbreak caused a widespread of quarantines, lockdowns, site closures. It has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of economic activities. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic arose the overall public health consciousness in the PRC, the Company experienced a growth in its average monthly online sale revenue by $0.19 million or 70.5% from $0.27 million for the year ended September 30, 2020 to $0.46 million for the year ended September 30, 2021.

While there is a delay in the opening of our smart kiosks due to the pandemic and our plan of enhancing our face-to-face customer services and increasing our market share is impacted, we continued to focus on our online business and recruited service agents to promote our products. Therefore, we do not expect that the virus will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Earnings (loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to the holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to the holders of ordinary shares as adjusted for the effect of dilutive ordinary share equivalents, if any, by the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. However, ordinary share equivalents are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in British Virgin Islands use U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as its functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive loss amounted to $32,016 and $6,888 for the years ended September 30, 2021 and 2020, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2021 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.7631	6.5101

As of September 30, 2021 (Closing Rate)
United States dollar ($1)	7.7851	6.4466

For the year ended September 30, 2020 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.7506	7.0145

As of September 30, 2020 (Closing Rate)
United States dollar ($1)	7.7500	6.7905

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in PRC. As of September 30, 2021 and 2020, cash balances held in PRC banks are uninsured. We have not experienced any losses in bank accounts and believes we are not exposed to any risks on our cash in bank accounts.

Financial Instrument

The carrying amount reported in the balance sheet for cash, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains and losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and improvements are capitalized, while maintenance and repairs are recognized as expense as incurred.

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Classification	Estimated useful life
Leasehold improvements	5 years
Office equipment	3 years
Computer equipment	3 years
Computer software	5 years

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2021 and 2020.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2021 and 2020, management determined that there was no impairment.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s financial assets and liabilities include cash, receivables, accounts payable and accrued expenses.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2021 and 2020 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables on gross sales from customers.

Revenue is measured based on the amount of consideration that we expect to receive, reduced by promotional discounts, and rebates. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations.

Lease

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases. Under the new lease accounting standard, a lessee will be required to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases, and enhances the disclosure requirements. Leases will continue to be classified as either finance or operating leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method on July 1, 2020. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, the Company recognized a lease liability and right-of-use asset for each of the existing lease arrangement. The adoption of the new lease standard does not have a material impact on the consolidated income statements or the consolidated statements of cash flows.

Advertising Expenses

Advertising costs are classified as selling expenses and are expensed in the period incurred and represent online marketing, including fees paid to search engines, and online and offline marketing. Advertising expenses were $3,123 and $nil, respectively, for the years ended September 30, 2021, and 2020, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivable. As September 30, 2021 and 2020, $1,886,622 (RMB12,162,295) and $140,430 (RMB 953,588), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Historically, deposits in Chinese banks are secure due to state policy to protect depositor interests. However, China promulgated a Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures to provide for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the current Bankruptcy Law, a Chinese bank may file bankruptcy if it deems itself to be insolvent. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have intensified competition in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy at the institutions that the Company maintains deposits has increased. In the event of bankruptcy, the Company is unlikely to reclaim its deposits in full since it is unlikely to be classified as a secured creditor under PRC laws.

Risks of variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the VIE Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of the foreign-invested enterprise and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the VIE Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the VIE Arrangements is remote based on current facts and circumstances.

Foreign currency exchange risk

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. The Company is a holding company and it relies on dividends paid by the Company’s operating subsidiaries in China for its cash needs. Any significant revaluation of the RMB may materially and adversely affect its liquidity and cash flows. To the extent that the Company needs to convert U.S. dollars into RMB for its operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount the Company would receive. Conversely, if the Company decides to convert RMB into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount the Company would receive.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with the expected cash drawdown.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2021, and 2020.

For the year ended September 30, 2020, two major vendors accounted for 57% and 38% of the Company’s total cost of sales.

For the year ended September 30, 2021, three major vendors accounted for 22%, 16% and 14% of the Company’s total cost of sales.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We apply ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Recent Accounting Pronouncement

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. The Company adopted Topic 606 as of the inception date.

Adoption of ASC Topic 842, “Leases”

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective the inception date. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date. See Note 2 “Leases” above for further details.

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,“Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard will be effective for KPIL beginning September 30, 2021. We are currently evaluating the impact of the standard on our consolidated financial statements.

Except for the ASU above, in the period from October 2021 through December 2021, the FASB has issued ASU No. 2021-07 through ASU 2021-10, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - VARIABLE INTEREST ENTITIES “VIE” ARRANGEMENTS

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity “VIE”.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020 with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: Chengyuan Li, 51%, Jinjing Zhang, Wanfeng Hu, Cuilian Liu, Zhizhong Wang (each of them owns 6%), Zhandong Fan, Yanlu Li, Yuanyuan Zhang, Xiangyi Mao and Hui Teng (each of them owns 5%). Those shareholders also indirectly own KP International through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, out of these stakeholders, four of them are the director and executives of KP International which include: Chenyuan Li, Director, Xiangyi Mao, former Chief Executive Officer until November 30, 2021, Yuanyuan Zhang, Chief Financial Officer and Yanlu Li, Vice President.

The VIE Agreements are as follows:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

Consulting Service Agreement

Pursuant to the terms of certain Exclusive Consulting Service Agreement dated May 15, 2021, between King Eagle (China) and King Eagle (Tianjin) (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider to King Eagle (Tianjin) to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after King Eagle (Tianjin)’s profit before tax in the corresponding year deducts King Eagle (Tianjin)’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. King Eagle (Tianjin)agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from King Eagle (China). In addition, King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle (Tianjin)’s consent, but King Eagle (China) shall notify King Eagle (Tianjin) of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to the expiration.

Business Operation Agreement

Pursuant to the terms of certain Business Operation Agreement dated on May 15, 2021, among King Eagle (China), King Eagle (Tianjin)and the shareholders of King Eagle (Tianjin) (the “Business Operation Agreement”), King Eagle (Tianjin) has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle (Tianjin) is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the King Eagle (China)’s written approval. The shareholders of King Eagle (Tianjin) and King Eagle (Tianjin) will take King Eagle (China) ‘s advice on appointment or dismissal of directors, employment of King Eagle (Tianjin)’s employees, regular operation, and financial management of King Eagle (Tianjin). The shareholders of King Eagle (Tianjin) have agreed to transfer any dividends, distributions or any other profits that they receive as the shareholders of King Eagle (Tianjin) to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by King Eagle (China) with a 30-day written notice.

Proxy Agreement

Pursuant to the terms of the Proxy Agreement dated on May 15, 2021, among King Eagle (China), and the shareholders of King Eagle (Tianjin) (the “Proxy Agreement”), the shareholders of King Eagle (Tianjin) have entrusted their vote rights as King Eagle (Tianjin)’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consents of King Eagle (Tianjin) Shareholders and King Eagle (China) or upon a 30-day notice of King Eagle (China).

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated on May 15, 2021, among King Eagle (China), King Eagle (Tianjin), and the shareholders of King Eagle (Tianjin) (the “Equity Disposal Agreement”), the shareholders of King Eagle (Tianjin) granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase King Eagle (Tianjin)’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle (Tianjin) agreed to give King Eagle (Tianjin) the total amount of the exercise price as a gift, or in other methods upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle (Tianjin). The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

Equity Pledge Agreement

Pursuant to the terms of certain Equity Pledge Agreement dated on May 15, 2021, among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Pledge Agreement”), the shareholders of King Eagle (Tianjin) pledged all of their equity interests in King Eagle (Tianjin)to King Eagle (China), including the proceeds thereof, to guarantee King Eagle (Tianjin)’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and Equity Disposal Agreement (each, a “Agreement”, collectively, the “Agreements”). If King Eagle (Tianjin) or its shareholders breach its respective contractual obligations under any Agreement, or cause to occur one of the events regards as an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle (Tianjin). During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. King Eagle (China) is deemed to have a controlling financial interest and be the primary beneficiary of King Eagle (Tianjin) because it has both of the following characteristics:

(1)	The power to direct activities at King Eagle (Tianjin) that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from, King Eagle (Tianjin) that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, King Eagle (Tianjin) pays service fees equal to all of its net profit after tax payments to King Eagle (China). At the same time, to King Eagle (China) is obligated to absorb all of their losses. The Contractual Arrangements are designed so that King Eagle (Tianjin) operates to the benefit of King Eagle (China) and ultimately the Company.

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

The Company consolidated its VIE as of September 30, 2021, and 2020. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30,
	2021	2020

Current assets	$3,712,560	$210,995
Noncurrent assets	145,935	69,513
Total assets	3,858,495	280,508
Total liabilities	4,525,808	290,892
Net liabilities	$(667,313)	$(10,384)

The VIE’s liabilities consisted of the following as of September 30, 2021, and 2020:

	September 30,
	2021	2020

Current liabilities
Trade and other payable	$1,024,064	$9,244
Advance from customers	3,122,705	203,586
Payroll payable	14,802	-
Tax payable	218,301	8,550
Operating lease obligations, currents	92,807	40,752
Total current liabilities	4,472,679	262,132
Total noncurrent liabilities		-
Operating lease obligations, net of current portion	53,129	28,760
Total noncurrent liabilities	53,129	28,760
Total liabilities	$4,525,808	$290,892

The operating results of the VIE were as follows:

	September 30,
	2021	2020

Revenue	$5,587,446	$818,647
Gross profit	4,590,774	563,048
Loss from operations	(650,804)	(10,054)
Other income	834	-
Net loss	$(649,970)	$(10,054)

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	September 30,
	2021	2020

Prepaid service fee (1)	$349,019	$-
Prepaid rent and building management and utilities	85,474	34,651
Prepaid supplies(2)	78,248	-
Prepaid system maintenance services	5,209	6,733
Prepaid income tax	5,689	-
Prepaid professional services(3)	148,708	356
Prepaid others	15,301	971
Total prepayments	$687,648	$42,711

(1)	Prepaid service fee was paid to Guoxin Star Network Co., Ltd (“Guoxin”) by our VIE, King Eagle (Tianjin). It represents prepayments for operation fee and the usage of the Smart Kiosk which are still under construction and development. Both parties are entitled to exercise the Force Majeure Clause of the contract signed between both parties. As such, this prepaid service fee may or may not be recoverable. Nevertheless, an impairment of this prepayment is not necessary because both parties have expressed the intention to progress with the construction of the Smart Kiosks, and thereafter, with the operation of the same as soon as the circumstances allow.
(2)	As of September 30, 2021, and 2020, the Company had prepared the supplies of $78,248 and $0 respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.
(3)	As of September 30, 2021, we remitted a payment in advance, $138,367, to a third-party vendor who initially planned to assist us to launch a marketing campaign in 2022 but such event was cancelled. We received a full refund from the vendor on December 14, 2021. The remaining balance, $10,341, is related to the monthly fee for the legal service for our PRC entities.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	September 30,
	2021	2020

Rental deposits	$93,583	$8,847
Advance to employees	30,241	46,811
Total other receivables, net	$123,824	$55,658

Advance to employees represents funds provided to our officers and employees for the business expenses, such as travel, parking, gasoline, membership, meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to repay within a year.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,
	2021	2020

Leasehold improvements	$29,886	$28,372
Furniture and fixtures	9,534	-
Computer equipment	43,452	32,625
Office equipment	1,633	720
Computer software	11,971	11,364
Subtotal	96,476	73,081
Less: accumulated depreciation	(27,751)	(2,959)
Total property and equipment, net	$68,725	$70,122

The depreciation expense was $24,392 and $2,865 for the years ended September 30, 2021, and 2020, respectively.

NOTE 7 – INTANGIBLE ASSETS

	September 30,
	2021	2020

Trademarks	$2,703	$-
Subtotal	2,703	-
Less: accumulated amortization	(135)	-
Total intangible assets, net	$2,568	$-

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years.

Amortization expense was $135 and nil for the years ended September 30, 2021, and 2020, respectively.

NOTE 8 – DEFERRED REVENUE

	September 30,
	2021	2020

Advance payments from customers	$3,122,705	$203,586
Total deferred revenue	$3,122,705	$203,586

Deferred revenue resulted from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As at September 30, 2021 and 2020, the Company had a total deferred revenue of $3,122,705 and $203,586 respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers.

NOTE 9 - RELATED PARTY TRANSACTIONS

Other payables-related party are payables arising from transactions between the Company and a related party, such as payments of operating expenses by such related party on behalf of our entities in PRC. The payables owed to the related party are interest free, unsecured, and repayable on demand.

Other payables-related party consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2021	2020

Mr. Yihe Pang	Director	Payments made to the lessors on behalf of King Eagle (China)	$39,629	$252,606

Total			$39,629	$252,606

NOTE 10 - EQUITY

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

Preferred stock

The Company’s authorized shares of preferred stock were 10,000,000 shares, with a par value of $0.0001, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized. No shares of preferred stock were issued and outstanding as of September 30, 2021, and 2020.

Common stock

The Company’s authorized shares of common stock were 200,000,000 and 40,000,000 shares, with a par value of $0.0001, as of September 30, 2021, and 2020, respectively. The issued and outstanding shares of common stock were 40,000,000 and 21,376,918 as of September 30, 2021 and 2020, respectively.

Reverse acquisition

On May 17, 2021, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Kun Peng International Holding Limited (“KP International”), a limited liability company incorporated in British Virgin Islands on April 20, 2021, and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021.

For accounting purpose, the transaction with KP International was treated as a reverse acquisition and KP International is deemed to be the acquirer and the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International, and the accompanying consolidated financial statements after consummation of the reverse acquisition will include the assets and liabilities of KP International and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying consolidated financial statements share and per share information has been retroactively adjusted to reflect the exchanged shares in the Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40.

As of September 30, 2021, there were 40,000,000 shares of common stock issued and outstanding.

Restricted net assets:

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from its subsidiary or VIE. Relevant PRC statutory laws and regulations permit payments of dividends by only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Share capital of the PRC subsidiary and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of King Eagle (China), the foreign-invested enterprise, King Eagle (Tianjin), the VIE and KP Tian Yu. The Company is required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2021, and 2020, the Company had negative net assets which included common stock, additional paid-in capital, subscription receivable, accumulated deficit and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. Due to the net operating loss, as of September 30, 2021, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative net assets which amounted to $1,039,840, $667,313 and nil, respectively. As of September 30, 2020, King Eagle (China) and King Eagle (Tianjin) incurred negative net assets which amounted to $205,275 and $10,384, respectively. Accordingly, the Company did not accrue statutory reserve funds as of September 30, 2021. and 2020.

NOTE 11- INCOME TAXES

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

United States

Kun Peng International Ltd is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2021, and 2020.

British Virgin Islands

KP International is a holding corporation organized as an International Business Company under the laws of the British Virgin Islands (“BVI”), and its principal operating subsidiaries are organized under the laws of Hong Kong and the laws of the PRC. KP International and its subsidiaries are not subject to income taxes in the BVI.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first $0.26 million (HKD 2 million) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business.

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for years ended September 30, 2021 and 2020 and therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

September 30
		2021		2020
Current	$		$
Federal		-		-
State		-		-
Foreign		-		-
Total current		-		-

Deferred
Federal		-		-
State		-		-
Foreign		-		-
Total deferred		-		-

Total income tax expense		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	September 30,
	2021	2020
Loss before income tax expense	$(1,774,734)	$(208,771)
Computed tax expense (benefit) with statutory tax rate	21.0%	25.0%
Impact of different tax rates in other jurisdictions	3.2%	0%
Tax effect of non-deductible expenses	(0.7)%	(0.8)%
Change in valuation allowance	(23.5)%	(24.2)%
Effective tax rate	0%	0%

Deferred tax assets included the following:

	September 30,
	2021		2020
Deferred tax assets	$		$
Net operating loss carryforwards		668,825		52,201
Organizational expense		1,216
Total deferred tax assets		670,041		52,201
Valuation allowance		(670,041)		(52,201)
Total deferred tax assets, net		$-		$-

As of September 30, 2021, and 2020, the Company had generated gross net operating loss carryforwards in an amount of $2,872,763 and $1,139,203. As of September 30, 2021. and 2020, our US entity generated gross net operating loss carryforwards in an amount of $1,223,130 and $930,401, respectively, available to offset future taxable income. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforwards the NOL indefinitely. NOLs generated prior to January 1, 2018, will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

The Companies in Hong Kong incurred gross net operating loss carryforwards in an amount of $2,624 and nil as of September 30, 2021. The net operating loss generated in Hong Kong is carried forward indefinitely.

Our entities in the PRC generated $1,647,009 and $208,802 gross net operating loss carryforwards as of September 30, 2021, and 2020, respectively. Those net operating loss carryforwards can be used to offset taxable income in future periods and reduce the income taxes payable of our PRC entities in those future periods and will expire in 5 years from the date they incurred if they are not used. If not utilized, approximately $208,802 and $1,438,207 will be expired in the years of 2025 and 2026, respectively.

At this time, the Company considered it is more likely than not that its US, Hong Kong and PRC entities have sufficient taxable income in the near future that will allow us to realize these DTAs. Therefore, the Company recorded a full valuation allowance against all of its deferred tax assets as of September 30, 2021, and 2020. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or portion of these allowances.

NOTE 12 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of September 30, 2021, and 2020:

Assets/liabilities	Classification	September 30, 2021	September 30, 2020
Assets
Operating lease right-of-use assets	Operating lease assets	$282,466	$413,156

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$229,337	$254,780

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	$53,129	$158,376

Total lease liabilities		$282,466	$413,156

The operating lease expense for the years September 30, 2021, and 2020 was as follows:

		September 30
Lease Cost	Classification	2021	2020
Operating lease cost	General and administrative	$375,170	$96,463
Total lease cost		$375,170	$96,463

Maturities of operating lease liabilities as of September 30, 2021, were as follow:

Maturity of Lease Liabilities	Operating Leases
2022	$236,506
2023	54,292
2024	-
2025	-
2026	-
Thereafter	-
Total lease payments	$290,798
Less: interest	(8,332)
Present value of lease payments	$282,466

Maturities of operating lease liabilities as of September 30, 2020, were as follow:

Maturity of Lease Liabilities	Operating Leases
2021	$267,360
2022	162,677
2023	-
2024	-
2025	-
Thereafter	-
Total lease payments	$430,037
Less: interest	(16,881)
Present value of lease payments	$413,156

Supplemental information related to operating leases was as follows:

	September 30
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$297,978	$101,434
New operating lease assets obtained in exchange for operating lease liabilities	$195,738	$511,710
Weighted average remaining lease term	1.1 year	1.6 years
Weighted average discount rate	4.75%	4.75%

The amortization expense was $294,658 and $93,784 for the years ended September 30, 2021, and 2020, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.14 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) had remitted approximately $0.34 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.8 million (RMB5,250,000), is payable upon the completion of the implementation of Smart Kiosks. King Eagle (Tianjin) estimated the implementation will be completed by the end of the calendar year 2022.

NOTE 14 - SUBSEQUENT EVENT

On November 30, 2021, Ms. Xiangyi MAO submitted her resignation as the Chief Executive Officer of the Company to be effective on December 1, 2021. The Board of Directors approved and elected Mr. Richun ZHUANG as the Chief Executive Officer of the Company effective December 1, 2021.

As of September 30, 2021, the Company evaluated and concluded that there are no subsequent events have occurred that would require recognition or disclosure in the financial statements other than ones disclosed above.

