Form 10-K/A
period 2021-09-30
Kun Peng International Ltd.
filed 2022-02-08
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

The Name Change, Domicile Change, and Reverse Stock Split went effective on July 11, 2017. Subsequently, the Company’s trading symbol for its common stock was changed to “CXKJ”.

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

Kun Peng International Ltd. (Registrant)

Date: February 8, 2022	By:	/s/ Zhuang Richum
Zhuang Richun
Chief Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
February 8, 2022
/s/ Yuanyuan Zhang	Chief Financial Officer
Yuanyuan Zhang

/s/ Chengyuan Li	Director	February 8, 2022
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

