Form 10-Q
period 2021-12-31
Kun Peng International Ltd.
filed 2022-02-18
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-169805

KUN PENG INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

CX NETWORK GROUP, INC.

(Formerly Known As)

Nevada	EIN 32-0538640
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

Unit 2702, Building T1, the Han’s Plaza

No. 2 Ronghua South Road

Beijing Economic and

Technology Zone

Beijing, PRC 100176

(Address of principal executive offices)

+86 -1087227012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of February 19, 2022, the registrant had 40,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	December 31, 2021	September 30, 2021
			(Audited)
Assets
Current assets
Cash and cash equivalents		$2,687,348	$2,059,685
Advance and prepayments	4	577,375	687,648
Other receivables	5	152,060	123,824
Total current assets		3,416,783	2,871,157

Noncurrent assets
Property, plant and equipment, net	6	65,898	68,725
Intangible assets, net	7	2,469	2,568
Right-of-use assets	12	196,366	282,466
Total noncurrent assets		264,733	353,759

Total assets		$3,681,516	$3,224,916

Liabilities
Current liabilities
Trade and other payables		1,054,460	1,430,576
Deferred revenue	8	3,006,489	3,122,705
Payroll payable		90,941	105,923
Tax payable		234,694	261,771
Amounts due to related parties	9	765,858	39,629
Operating lease obligations-current portion	12	159,426	229,337
Total current liabilities		5,311,868	5,189,941

Noncurrent liabilities
Operating lease obligations-net of current portion	12	36,940	53,129
Total noncurrent liabilities		36,940	53,129

Total liabilities		5,348,808	5,243,070

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and September 30, 2021	1	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 40,000,000 shares issued and outstanding as of December 31, 2021and September 30, 2021	10	4,000	4,000
Additional paid-in capital	10	(4,000)	(4,000)
Accumulated deficits		(1,514,289)	(1,821,105)
Accumulated other comprehensive loss		(20,094)	(32,016)
Total stockholders’ equity		(1,534,383)	(1,853,121)
Non-controlling interests		(132,909)	(165,033)
Total equity		(1,667,292)	(2,018,154)

Total liabilities and equity		$3,681,516	$3,224,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		For the three months ended December 31
	Note	2021	2020

Revenue, net		$4,669,408	$545,961
Cost of revenue		(709,209)	(93,850)
Gross profit		3,960,199	452,111

Operating expenses
General and administrative expenses		381,901	434,418
Selling expense		3,265,453	388,464
Total operating expenses		3,647,354	822,882

Income (loss) from operations		312,845	(370,771)

Other (expenses) income:
Interest income		1,560	53
Other income		23,453	-
Total other income, net		25,013	53

Income (loss) before income taxes		337,858	(370,718)

Income tax expense	11	-	-

Net income (loss)		337,858	(370,718)
Less: Net income (loss) attributable to non-controlling interest		31,042	(55,608)
Net income (loss) attributable to Kun Peng International Ltd		306,816	(315,110)
Foreign currency translation adjustment		13,004	(14,139)
Comprehensive income (loss)		350,862	(384,857)
Less: Comprehensive income (loss) attributable to non-controlling interest		32,124	(57,729)
Comprehensive income (loss) attributable to Kun Peng International Ltd		$318,738	$(327,128)

Net loss per share attributable to common stockholders
Basic and diluted		$0.008	$(0.015)

Weighted average shares used to compute net loss per share attributable to common stockholders		40,000,000	21,376,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2020	21,376,918	$2,138	$(2,134)	$(208,771)	$(6,888)	$(215,655)	$-	$(215,655)
Net loss attributable to common stockholders	-	-	-	(315,110)	-	(315,110)	-	(315,110)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(55,608)	(55,608)
Foreign currency translation adjustment	-	-	-	-	(12,018)	(12,018)	(2,121)	(14,139)
Balance, December 31, 2020	21,376,918	$2,138	$(2,134)	$(523,881)	$(18,906)	$(542,783)	$(57,729)	$(600,512)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2021	40,000,000	$4,000	$(4,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net income attributable to common stockholders	-	-	-	306,816	-	306,816	-	306,816
Net income attributable to noncontrolling interest	-	-	-	-	-	-	31,042	31,042
Foreign currency translation adjustment	-	-	-	-	11,922	11,922	1,082	13,004
Balance, December 31, 2021	40,000,000	$4,000	$(4,000)	$(1,514,289)	$(20,094)	$(1,534,383)	$(132,909)	$(1,667,292)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended December 31,
	2021	2020

Cash flows from operating activities
Net income (loss)	$337,858	$(370,718)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,532	5,473
Amortization of right-of-use assets	84,273	64,148

Changes in operating assets and liabilities
Advance and prepayments	103,754	(127,180)
Other receivables	(30,413)	(249,790)
Trade and other payables	(366,122)	242,576
Deferred revenue	(78,588)	550,383
Payroll payable	(13,936)	(8,963)
Amounts due to related parties	741,889	(69,407)
Tax payable	(24,284)	24,198
Lease liabilities	(84,273)	(64,148)
Net cash provided by (used in) operating activities	679,690	(3,428)

Cash flows from investing activities
Purchase of property and equipment	(7,459)	(13,626)
Net cash used in investing activities	(7,459)	(13,626)

Effect of exchange rate changes on cash	(44,568)	5,408

Net increase in cash and cash equivalents	627,663	(11,646)

Cash and cash equivalents, beginning balance	2,059,685	141,166

Cash and cash equivalents, ending balance	$2,687,348	$129,520

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND ORGANIZATION

Kun Peng International Limited (“the Company”, “KPIL”, “CXKJ”, “we”, “us”, “our”), a Nevada corporation (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE, currently engages in the sale of health care and health related household products through its online platform, King Eagle Mall.

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

For accounting purpose, the transaction with KP International was treated as a reverse acquisition and KP International is deemed to be the acquirer and the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International, and the accompanying consolidated financial statements after consummation of the reverse acquisition will include the assets and liabilities of KP International and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying consolidated financial statements share and per share information has been retroactively adjusted to reflect the exchanged shares in the Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40. As of December 31, 2021, there were 40,000,000 shares issued and outstanding.

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: (i) Chengyuan Li, 40.5%, (ii) Xiujin Wang, 10.5%, (iii) Jinjing Zhang, 6%,(iv) Wanfeng Hu, 6%, (v) Cuilian Liu, 6%. (vi) Zhizhong Wang. 6%. (vii) Zhandong Fan, 5%, (viii) Yanlu Li, 5%, (ix) Yuanyuan Zhang, 5%, (x_) Xiangyi Mao, 5%, and (xi) Hui Teng, 5%). Those shareholders also indirectly own KP International through three British Virgin Islands entities: Kunpeng Tech Limited, Kunpeng TJ Limited, and Kun Peng XJ Limited. Additionally, out of these stakeholders, three of them are currently directors and executives of KP International, which includes: Chenyuan Li, Director, Yuanyuan Zhang, Chief Financial Officer, and Yanlu Li, Vice President, and a former executive Xiangyi Mao.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021 with a registered capital of $5 million. It’s wholly owned by KP (Hong Kong).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to quarterly financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Quarterly results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the quarterly periods have been included.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2021 included in the Form 10-K/A filed with the SEC on February 8, 2022.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The condensed consolidated financial statements are expressed in U.S. dollars.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and variable interest entity (“VIE”). All significant intercompany transactions and balances within the Company have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the three months ended December 31, 2021 and 2020 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. For the three months ended December 31, 2021, although the Company generated cash inflows from operating activities of $679,690 and a net income of $337,858, it incurred a negative working capital of $1,895,085. Moreover, as the COVID-19 outbreak continues, there is a delay in the progress of construction and approval for the construction permit of smart kiosk due to the lockdown of the affected areas in the PRC and the closure of the government agencies in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. During the first quarter of 2022, the Company focused on increasing its revenue through its online platform and slimming its overhead costs. For example, we reduced the compensation and benefits of our executives, decreased office supplies expense, trimmed staff meeting expense and terminated the lease arrangements of employee accommodations. Additionally, the Company obtained a fund advance of approximately $0.8 million from one of the shareholders of King Eagle (Tianjin) to meet its working capital requirements.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, streamlining its overhead costs or obtaining a financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

COVID-19 Outbreak

The ongoing and evolving COVID-19 pandemic continues to spread throughout the world and outbreak prompted governments and business to take a widespread of quarantines, lockdowns, site closures. It has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of economic activities.

During the first quarter of 2022, the restrictions, quarantines and closures remained in certain affected areas and government agencies in the PRC. The approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic increased the overall public health consciousness in the PRC and the Company experienced a significant growth in its average monthly online sale revenue by $1.4 million or 755.2% from $0.2 million for the three months ended December 31, 2020 to $1.6 million for the three months ended December 31, 2021.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in PRC. As of December 31, 2021 and September 30, 2021, cash balances held in PRC banks are uninsured. We have not experienced any losses in bank accounts and believes we are not exposed to any risks on our cash in bank accounts.

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

Recently Adopted Accounting Standards

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard was effective for KPIL after September 30, 2021. The Company evaluated that this new guidance does not have significant impact on its unaudited condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,”Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

In the period from January 2022 through February 2022, the FASB has not issued additional accounting standards updates.

NOTE 3 - VARIABLE INTEREST ENTITIES “VIE” ARRANGEMENTS

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity “VIE”.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: (i) Chengyuan Li, 40.5%, (ii) Xiujin Wang, 10.5%, (iii) Jinjing Zhang, 6%,(iv) Wanfeng Hu, 6%, (v) Cuilian Liu, 6%. (vi) Zhizhong Wang. 6%. (vii) Zhandong Fan, 5%, (viii) Yanlu Li, 5%, (ix) Yuanyuan Zhang, 5%, (x) Xiangyi Mao, 5%, and (xi) Hui Teng, 5%). Those shareholders also indirectly own KP International through three British Virgin Islands entities: Kunpeng Tech Limited, Kunpeng TJ Limited, and Kun Peng XJ Limited. Additionally, out of these stakeholders, three of them are currently directors and executives of KP International, which includes: Chenyuan Li, Director, Yuanyuan Zhang, Chief Financial Officer, and Yanlu Li, Vice President, and a former executive Xiangyi Mao.

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

The Company consolidated its VIE as of December 31, 2021 and September 30, 2021. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,	September 30,
	2021	2021

Current assets	$4,521,676	$3,712,560
Noncurrent assets	118,873	145,935
Total assets	4,640,549	3,858,495
Total liabilities	4,851,924	4,525,808
Net liabilities	$(211,375)	$(667,313)

The VIE’s liabilities consisted of the following as of December 31, 2021 and September 30, 2021:

	December 31,	September 30,
	2021	2021

Current liabilities
Trade and other payable	$728,027	$1,024,064
Amount due to a related party	765,858	-
Deferred revenue	3,006,489	3,122,705
Payroll payable	6,880	14,802
Tax payable	225,797	218,301
Operating lease obligations-current portion	81,933	92,807
Total current liabilities	4,814,984	4,472,679
Total noncurrent liabilities	-	-
Operating lease obligations-net of current portion	36,940	53,129
Total noncurrent liabilities	36,940	53,129
Total liabilities	$4,851,924	$4,525,808

The operating results of the VIE were as follows:

	For the three months ended December 31,
	2021	2020

Revenue	$4,669,408	$545,961
Gross profit	3,962,730	452,112
Income (loss) from operations	437,856	(180,564)
Other income	19,034	21
Net income (loss)	$456,890	$(180,543)

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	December 31,	September 30,
	2021	2021
Prepaid service fee(1)	$344,636	$349,019
Prepaid rent and building management and utilities	80,092	85,474
Prepaid supplies(2)	109,996	78,248
Prepaid system maintenance services	3,434	5,209
Prepaid income tax	5,617	5,689
Prepaid professional services(3)	30,306	148,708
Prepaid others	3,294	15,301
Total prepayments	$577,375	$687,648

(1)	Prepaid service fee was paid to Guoxin Star Network Co., Ltd (“Guoxin”) by our VIE, King Eagle (Tianjin). It represents prepayments for operation fee and the usage of the Smart Kiosk which are still under construction and development. Both parties are entitled to exercise the Force Majeure Clause of the contract signed between both parties. As such, this prepaid service fee may or may not be recoverable. Nevertheless, an impairment of this prepayment is not necessary because both parties have expressed the intention to progress with the construction of the Smart Kiosks, and thereafter, with the operation of the same as soon as the circumstances allow.

(2)	As of December 31, 2021, and September 30, 2021, the Company had prepared the supplies of $109,996 and $78,248, respectively. The prepayment will be recognized in cost of goods sold in its unaudited condensed consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(3)	As of December 31, 2021, the ending balance of prepaid professional services included a prepayment $20,095, to a third party for marketing campaign and another prepayment, $10,211, for the legal service fee for our PRC entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service period of January and February 2022. As of September 30, 2021, we remitted a payment in advance, $138,367, to a third-party vendor who initially planned to assist us to launch a marketing campaign in 2022 but such event was cancelled. We received a full refund from the vendor on December 14, 2021. The remaining balance, $10,341, is related to the monthly fee for the legal service for our PRC entities. Such legal service fee was amortized, to general and administrative expenses using the straight-line method, over the service period of October and November 2021.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	December 31,	September 30,
	2021	2021
Rental deposits	$90,722	$93,583
Advance to employees	61,269	30,241
Others	69	-
Total other receivables, net	$152,060	$123,824

Advance to employees represents funds provided to our officers and employees for the business expenses, such as travel, parking, gasoline, membership, meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid by cash within a year or employees are required to submit expense receipts for business expenses within three months.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	September 30,
	2021	2021
Leasehold improvements	$29,510	$29,886
Furniture and fixtures	9,414	9,534
Computer equipment	43,707	43,452
Office equipment	1,613	1,633
Computer software	18,327	11,971
Subtotal	102,571	96,476
Less: accumulated depreciation	(36,673)	(27,751)
Total property and equipment, net	$65,898	$68,725

The depreciation expense was $9,464 and $5,473 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 7 – INTANGIBLE ASSETS

	December 31,	September 30,
	2021	2021
Trademarks	$2,669	$2,703
Subtotal	2,669	2,703
Less: accumulated amortization	(200)	(135)
Total intangible assets, net	$2,469	$2,568

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years.

Amortization expense was $68 and nil for the three months ended December 31, 2021 and 2020, respectively.

NOTE 8 – DEFERRED REVENUE

	December 31,	September 30,
	2021	2021
Advance payments from customers	$3,006,489	$3,122,705
Total deferred revenue	$3,006,489	$3,122,705

Deferred revenue resulted from transactions where the Company received the advanced payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of December 31, 2021 and September 30, 2021, the Company had a total deferred revenue of $3,006,489 and $3,122,705, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers.

NOTE 9 - RELATED PARTY BALANCES AND TRANSACTIONS

Amounts due to related parties are payables arising from transactions between the Company and a related parties, such as payments of operating expenses by such related party on behalf of our entities in PRC and funding to meet working capital requirements. The payables owed to the related party are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			December 31,	September 30,
Name of related party	Relationship	Nature of transactions	2021	2021

Mr. Yihe Pang	Director	Payments made to the lessors on behalf of King Eagle (China). The balance was paid off in December 2021.	$-	$39,629
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	765,858	-

Total			$765,858	$39,629

NOTE 10 - EQUITY

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

Preferred stock

The Company’s authorized shares of preferred stock were 10,000,000 shares, with a par value of $0.0001, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized. No shares of preferred stock were issued and outstanding as of December 31, 2021 and September 30, 2021.

Common stock

The Company’s authorized shares of common stock were 200,000,000 shares, with a par value of $0.0001. The issued and outstanding shares of common stock were 40,000,000 as of December 31, 2021 and September 30, 2021, respectively.

Reverse acquisition

On May 17, 2021, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Kun Peng International Holding Limited (“KP International”), a limited liability company incorporated in British Virgin Islands on April 20, 2021, and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by the Stockholder. The Reverse Acquisition was completed on May 17, 2021.

For accounting purpose, the transaction with KP International was treated as a reverse acquisition and KP International is deemed to be the acquirer and the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International, and the accompanying unaudited condensed consolidated financial statements after consummation of the reverse acquisition will include the assets and liabilities of KP International and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying unaudited condensed consolidated financial statements share and per share information has been retroactively adjusted to reflect the exchanged shares in the Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40.

As of December 31, 2021, there were 40,000,000 shares of common stock issued and outstanding.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2021 and September 30, 2021, the Company had negative net assets which included common stock, additional paid-in capital, accumulated deficit and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. As of December 31, 2021, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative net assets which amounted to $1,094,230, $211,374 and $nil, respectively. As of September 30, 2021, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative net assets which amounted to $1,039,840, $667,313 and nil, respectively. Accordingly, the Company did not accrue statutory reserve funds as of December 31, 2021 and September 30, 2021.

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

United States

Kun Peng International Ltd is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2021 and 2020.

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

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for three months ended December 31, 2021 and 2020 and, therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

For the three months ended December 31
	2021		2020
Current	$		$
Federal		-		-
State		-		-
Foreign		-		-
Total current		-		-

Deferred
Federal		-		-
State		-		-
Foreign		-		-
Total deferred		-		-

Total income tax expense		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	For the three months ended December 31,
	2021	2020
Income (loss) before income tax expense	$337,858	$(370,718)
Computed tax expense (benefit) with statutory tax rate	21.0%	25.0%
Impact of different tax rates in other jurisdictions	4.6%	0.0%
Tax effect of non-deductible expenses	0.5%	(0.8)%
Change in valuation allowance	(26.1)%	(24.2)%
Effective tax rate	0.0%	0.0%

Uncertain tax positions

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The statute of limitations for the Internal Revenue Services to assess the income tax returns on a taxpayer expires three years from the due date of the income tax return or the date on which it was filed, whichever is later.

In accordance with the Hong Kong profits tax regulations, a tax assessment by the IRD may be initiated within six years after the relevant year of assessment, but extendable to 10 years in the case of potential willful underpayment or evasion.

In accordance with PRC Tax Administration Law on the Levying and Collection of Taxes, the PRC tax authorities generally have up to five years to assess underpaid tax plus penalties and interest for PRC entities’ tax filings. In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation. Accordingly, the PRC entities remain subject to examination by the tax authorities based on the above.

As of December 31, 2021 and September 30, 2021, the Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 12 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of December 31, 2021, and September 30, 3021:

Assets/liabilities	Classification	December 31, 2021	September 30, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$196,366	$282,466

Liabilities
Current
Operating lease liabilities - current	Current operating lease liabilities	$159,426	$229,337

Long-term
Operating lease liabilities – net of current portion	Long-term operating lease liabilities	$36,940	$53,129

Total lease liabilities		$196,366	$282,466

The operating lease expense for the three months ended December 31, 2021 and 2020 was as follows:

		For the three months ended December 31,
Lease Cost	Classification	2021	2020
Operating lease cost	General and administrative	$80,915	$86,483
Total lease cost		$80,915	$86,483

Maturities of operating lease liabilities as of December 31, 2021 were as follow:

Maturity of Lease Liabilities	Operating Leases
2022 (remaining)	$147,931
2023	53,610
Thereafter	-
Total lease payments	$201,541
Less: interest	(5,175)
Present value of lease payments	$196,366

Supplemental information related to operating leases was as follows:

	For the three months ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$85,604	$69,520
New operating lease assets obtained in exchange for operating lease liabilities	$-	$-
Weighted average remaining lease term	0.95 year	1.4 years
Weighted average discount rate	4.75%	4.75%

The amortization expense was $84,273 and $64,148 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.14 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) paid approximately $0.34 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.8 million (RMB5,250,000), is payable upon the completion of the implementation of Smart Kiosks. King Eagle (Tianjin) estimated that the implementation will be completed by the beginning of the calendar year 2023.

NOTE 14 - SUBSEQUENT EVENT

As of December 31, 2021, the Company evaluated and concluded that there are no subsequent events that have occurred that would require recognition or disclosure in the financial statements other than as disclosed above.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Overview of the Business

Due to global health issues and the pandemic, people have increased their health and nutrition consciousness. We believe preventive care is the most effective investment in health. To promote the awareness of preventive care to the people in the PRC, we have developed and launched our mobile social e-commerce platform (King Eagle Mall). We also started establishing physical (Smart Kiosk) platforms with the cooperation with Guoxin Star Network Co., Ltd.

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform which was launched in July 2020 and promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories (for instance, milk powder, dried fruits) of health foods for supporting the cardiovascular system and bone joint health. We offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products which can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment with our merchants who are responsible for delivery arrangement or fulfill customer orders through our outsourced networks.

At the same time, we operate customer service centers with whom our members can directly communicate for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Smart Kiosk

We introduced “Smart Kiosk” with the support from the previous stakeholder of King Eagle (China), Guoxin Ruilian Group Co., Ltd (“Guoxin Ruilian”), which is a wholly owned subsidiary of CITIC Group Corporation Ltd and a related party of Guoxin Zhengye. The construction of Smart Kiosk was initiated and administered by Guoxin Ruilian Group Co., Ltd. After the completion of the construction of Smart Kiosk, Guoxin Ruilian Group Co., Ltd assigned its wholly-owned subsidiary, Guoxin Star Network Co., Ltd to cooperate with King Eagle (Tianjin) in development of Smart Kiosk. The Smart Kiosk is a physical platform which focuses on developing a “small shop economy.” It is integrated with the King Eagle Mall which creates a “social, health and physical store” to provide people with more professional and comprehensive preventive health care products and services. Smart Kiosk is a principal component of our business.

The smart service kiosk functions as a physical customer service center and community marketing for attracting customers, providing customer services, promoting our 500+ preventive health care and health related household products and introducing concepts of maintaining a healthy life. 5G internet connection is also available for our customers to connect to our online application, King Eagle Mall, so that our customers can access King Eagle Mall and place orders for our products.

Recent Developments

COVID-19 Update

The ongoing and evolving COVID-19 pandemic continues to spread throughout the world and outbreak prompted governments and business to take a widespread of quarantines, lockdowns, site closures. It has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of economic activities.

During the first quarter of 2022, the restrictions, quarantines and closures remained in certain affected areas and government agencies in the PRC. The approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic increased the overall public health consciousness in the PRC and the Company experienced a significant growth in its average monthly online sale revenue by $1.4 million or 755.2% from $0.2 million for the three months ended December 31, 2020 to $1.6 million for the three months ended December 31, 2021.

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

In addition, on July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments), or the Measures, for public comments, which propose to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The Measures are soliciting comments and subject to change. As we have less than one million users, we believe that the Measures are not applicable to us even after they take effect in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies. Further, our consulting business with respect to overseas listing and capital raising may be adversely affected.

Financial Operations Overview

Results of Operations for the three months ended December 31, 2021 and 2020

	For the three months ended December 31,
	2021		2020
	Amount	% of revenue	Amount	% of revenue

Revenues	$4,669,408	100.0%	$545,961	100.0%
Cost of revenues	709,209	15.2	93,850	17.2
Gross profit	3,960,199	84.8	452,111	82.8
Operating expenses:
General and administrative expenses	381,901	8.2	434,418	79.6
Selling expense	3,265,453	69.9	388,464	71.2
Total operating expenses	3,647,354	78.1	822,882	150.8
Income (loss) from operations	312,845	6.7	(370,771)	(68.0)
Other income	25,013	0.5	53	0.0
Income (loss) before income taxes	337,858	7.2	(370,718)	(68.0)
Income tax expense	-	-	-	-
Net income (loss)	$337,858	7.2	$(370,718)	(68.0)%

Revenues

For the three months ended December 31, 2021 and 2020, revenues amounted to $4,669,408 and $545,961, respectively. Our revenues primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. Compared to the three months ended December 31, 2020, we generated a higher revenue amount during the three months ended December 31, 2021 as we engaged service agents to promote our platform and products since December 2020. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of revenue

Our cost of revenue for the three months ended December 31, 2021 and 2020 were $709,209 and $93,850, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We incurred a higher cost of revenue for the three months ended December 31, 2021, compared to that in the same period of 2020, because we generated a higher revenue amount during the three months ended December 31, 2021 as discussed above.

Gross profit

For the three months ended December 31, 2021, and 2020, our gross profit amounted to $3,960,199 or 84.8%, and $452,111 or 82.8%, respectively. While our gross profit amount for the three months ended December 31, 2021 was significantly higher than that for the same period in 2020 due to a higher revenue generated during the three months ended December 31, 2021, our gross profit margin for the three months ended December 31, 2021 remained comparable to the same period in 2020.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended December 31, 2021 and 2020, our total operating expenses were $3,647,354 and $822,882, respectively. We experienced a higher amount of operating expenses in the three months ended December 31, 2021, compared to the same period in 2020 primarily due to the higher selling expense.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2021 and 2020 were $381,901 and $434,418, respectively. The decrease in general and administrative expenses by $52,517 was chiefly triggered by a lower employee compensation and benefits and office supplies during the three months ended December 31, 2021. Our employee compensation and benefit and office supplies and meeting decreased by $36,987 and $21,529, respectively, for the three months ended December 31, 2021. During the three months ended December 31, 2021, the CEO of the Company and King Eagle (Tianjin) resigned and the basic salary amounts of our executives were reduced in order to save operating costs. Our office supplies and meeting expenses for the three months ended December 31, 2021 also decreased during the three months ended December 31, 2021 compared to the same period in 2020. As we started our operation in July 2020, we incurred additional office supplies and decoration expenses during the three months ended December 31, 2020.

Our general and administrative expenses for the three months ended December 31, 2021 and 2020 were comprised of the following:

	For the three months ended December 31,
	2021	2020
Employee compensation and benefit	$156,325	$193,312
Office rent and building management	95,845	93,360
Office supplies and meeting	7,405	28,934
Professional services fee	85,759	75,254
Travel, transportation and gasoline	4,556	15,641
Meals and entertainment	8,352	12,536
Depreciation and amortization	7,963	4,794
Repair and maintenance	-	4,550
Others	15,696	6,037
Total	$381,901	$434,418

Selling expense

Our selling expense, which was primarily incurred by our sales and marketing department, for the three months ended December 31, 2021 and 2020, were $3,265,453 and $388,464, respectively. Compared to the three months ended December 31, 2020, our selling expense for the three months ended December 31, 2021 increased by $2,876,989. Such significant increase was primarily driven by an increase in service agent fee by $2,765,877, as we engaged service agents since December 2020 to promote our platform and products. Compared to the three months ended December 31, 2020, the average monthly revenue from our online sales for the same period in 2021 increased by approximately $1.4 million, from approximately $0.2 million for the three months ended December 31, 2020 to approximately $1.6 million for the same period in 2021. The increase in selling expense also included an increase in employee compensation and benefit by $76,734 as well as travel, transportation and gasoline and by $31,768. During the three months ended December 31, 2021, we increased our headcount and compensation for our planning team. Our sales and marketing department as well as executives launched marketing activities in various cities which resulted in a higher travel expense.

Our selling expense included the following:

	For the three months ended December 31,
	2021	2020
Service agents	$3,020,635	$254,758
Employee compensation and benefit	160,312	83,578
Office supplies and meeting	18,259	32,859
Customer services	13,547	8,432
Travel, transportation and gasoline	36,504	4,736
Meals and entertainment	14,627	3,423
Depreciation and amortization	1,569	678
Total	$3,265,453	$388,464

Other income

Other income primarily included bank interest income, foreign exchange gain or loss and other service income. Our other income for the three months ended December 31, 2021 and 2020 were $25,013 and $53, respectively. During the three months ended December 31, 2021, we incurred an additional source of income in an amount of $17,737 which was related to online technical support services of our lutein supplement provided to a corporate customer. We also incurred a higher interest income during the three months ended December 31, 2021. Due to a higher revenue amount, our average monthly cash balance in our bank accounts during this period was higher compared to the same period in 2020. Conversely, we only incurred bank interest income in an amount of $53 for the three months ended December 31, 2020.

Income tax expense

For the three months ended December 31, 2021 and 2020, the income tax expense of the Company was nil. During the three months ended December 31, 2021, King Eagle (Tianjin) incurred book income before income tax and taxable income and utilized the net operating loss carryforwards to offset its entire taxable income. On the other hand, KPIL, the subsidiaries in Hong Kong and King Eagle (China) incurred book loss and tax loss. The Company recognized a full valuation allowance against the deferred tax assets of these entities as it believes that it is more likely than not that these entities will not recognize its deferred tax assets in a near future. During the three months ended December 31, 2020, the Company generated net loss before income tax and the Company recognized a full valuation allowance against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not recognize its net operating loss carryforwards in a near future or before it expires.

Net income (loss)

As a result of the factors discussed above, the Company posted a net income in an amount of $337,858 for the three months ended December 31, 2021 while it recorded a net loss in an amount of $370,718 for the three months ended December 31, 2020.

Foreign currency translation adjustment

The functional currency of our operation in PRC is Chinese Yuan or Renminbi (“RMB”) and while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain (loss) of $13,004 and $(14,139) for the three months ended December 31, 2021, and 2020, respectively.

Comprehensive income (loss)

The Company recognized a comprehensive income in an amount of $350,862 for the three months ended December 31, 2021 whereas it recorded a comprehensive loss in an amount of $384,857 for the same period in 2020.

Liquidity and Capital Resources

As of December 31, 2021 and September 30, 2021, we had a cash and cash equivalents balance of $2,687,348 and $2,059,685, respectively.

For the three months ended December 31, 2021, net cash provided by operating activities totaled to $679,690. Operating cash inflow was mainly attributable to the net income, $337,858, a decrease in prepayments to vendors, $103,754 and an increase in amount due to related parties, $741,889, offset by payments made to third party vendors, $366,122, an increase in advance to our employees, $30,413, a decrease in customers’ prepayment, $78,588, an increase in payroll payments, $13,936 and an increase in indirect tax payments, $24,284.

Net cash used in investing activities totaled to $7,459, was primarily related to the purchase of office and computer equipment.

There was no financing activity for the three months ended December 31, 2021.

Effect of exchange rate change on cash totaled $44,568. The resulting change in cash for the period was an increase of $627,663.

For the three months ended December 31, 2020, net cash used in operating activities totaled to $3,428. Operating cash outflow was primarily attributable to a net loss of $370,718, an increase in prepayments to vendors and lessors, $127,180, an increase in rental deposit payments and advance to employees, $249,790, repayments to a related party who paid rent deposits and lease payments to our lessors on behalf of King Eagle (China), $69,407 and an increase in payroll payments, $8,963. The overall cash outflow was offset by an increase in trade and other payable, $242,576, an increase in customers’ prepayments, $550,383 and a decrease in indirect tax payments, $24,198.

Net cash used in investing activities totaled to $13,626 included the purchase of office and computer equipment, software and leasehold improvements.

There was no financing activity for the period for the three months ended December 31, 2020.

Effect of exchange rate change on cash totaled $5,408. The resulting change in cash for the period was a decrease by $11,646.

The following table sets forth a summary of changes in our working capital as of December 31, 2021 and September 30, 2021:

	December 31,	September 30,
	2021	2021
Current Assets	$3,416,783	2,871,157
Current Liabilities	5,311,868	5,189,941
	$(1,895,085)	(2,318,784)

We require additional cash of approximately $1.5 million within the next twelve months which primarily relates to third party vendors payables. In an effort to support and maintain our financial positions and operations, the Company focused on increasing its revenue through its online platform and slimming its overhead costs. As aforementioned, during the first quarter of 2022, our average monthly online sales increased. We also reduced the compensation and benefits of our executives, decreased office supplies expense, trimmed staff meeting expense and terminated the lease arrangements of employee accommodations. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. For the three months ended December 31, 2021, although the Company generated cash inflows from operating activities of $679,690 and a net income of $337,858, it incurred a negative working capital of $1,895,085. Moreover, as the COVID-19 outbreak continues, there is a delay in the progress of construction and approval for the construction permit of smart kiosk due to the lockdown of the affected areas in the PRC and the closure of the government agencies in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. During the first quarter of 2022, the Company focused on increasing its revenue through its online platform and slimming its overhead costs, for example, we reduced the compensation and benefits of our executives, decreased office supplies expense, trimmed staff meeting expense and terminated the lease arrangements of employee accommodations. Additionally, the Company obtained a fund advance of approximately $0.8 million from one of the shareholders of King Eagle (Tianjin) to meet its working capital requirements.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, streamlining its overhead costs or obtaining a financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

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

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K/A for the fiscal year ended September 30, 2021, previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K/A for the fiscal year ended September 30, 2021, previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the quarter ended December 31, 2021 our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter ended December 31, 2021, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to respond to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

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

KUN PENG INTERNATIONAL LTD

Date: February 18, 2022	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: February 18, 2022	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

