Form 10-Q
period 2022-03-31
Kun Peng International Ltd.
filed 2022-05-16
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

1F, Building 3, No. 1001, Huihe South Street

Banbidian Village

Gaobeidian Town, Chaoyang District

Beijing, PRC 100025

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

Yes ☐ No ☒

As of May 16, 2022, the registrant had 40,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	March 31, 2022	September 30, 2021
			(Audited)
Assets
Current assets
Cash and cash equivalents		$1,160,123	$2,059,685
Advance and prepayments	4	630,108	687,648
Other receivables	5	152,343	123,824
Total current assets		1,942,574	2,871,157

Noncurrent assets
Property, plant and equipment, net	6	41,599	68,725
Intangible assets, net	7	2,473	2,568
Security deposits		44,682	-
Right-of-use assets	12	684,162	282,466
Total noncurrent assets		772,916	353,759

Total assets		$2,715,490	$3,224,916

Liabilities
Current liabilities
Trade and other payables		820,988	1,430,576
Deferred revenue	8	2,800,070	3,122,705
Payroll payable		88,532	105,923
Tax payable		148,566	261,771
Amounts due to related parties	9	615,035	39,629
Operating lease obligations-current portion	12	234,611	229,337
Total current liabilities		4,707,802	5,189,941

Noncurrent liabilities
Operating lease obligations-net of current portion	12	336,743	53,129
Total noncurrent liabilities		336,743	53,129

Total liabilities		5,044,545	5,243,070

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and September 30, 2021	1	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 40,000,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021	10	4,000	4,000
Additional paid-in capital	10	(4,000)	(4,000)
Accumulated deficits		(2,083,925)	(1,821,105)
Accumulated other comprehensive loss		(63,758)	(32,016)
Total stockholders’ equity		(2,147,683)	(1,853,121)
Non-controlling interests		(181,372)	(165,033)
Total equity		(2,329,055)	(2,018,154)

Total liabilities and equity		$2,715,490	$3,224,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		For the three months ended March 31,		For the six months ended March 31,
	Note	2022	2021	2022	2021

Revenue, net		$2,018,764	$1,627,633	$6,688,172	$2,173,594
Cost of revenue		(337,465)	(222,033)	(1,046,674)	(315,883)
Gross profit		1,681,299	1,405,600	5,641,498	1,857,711

Operating expenses
General and administrative expenses		436,295	466,671	818,196	901,089
Selling expense		1,868,233	1,213,657	5,133,686	1,602,121
Total operating expenses		2,304,528	1,680,328	5,951,882	2,503,210

Loss from operations		(623,229)	(274,728)	(310,384)	(645,499)

Other (expenses) income:
Interest income		155	153	1,715	206
Other income		8,397	215	31,850	215
Total other income, net		8,552	368	33,565	421

Loss before income taxes		(614,677)	(274,360)	(276,819)	(645,078)

Income tax expense	11	-	-	-	-

Net loss		(614,677)	(274,360)	(276,819)	(645,078)
Less: Net loss attributable to non-controlling interest		(45,041)	(41,154)	(13,999)	(96,762)
Net loss attributable to Kun Peng International Ltd		(569,636)	(233,206)	(262,820)	(548,316)
Foreign currency translation adjustment		(47,086)	6,154	(34,082)	(7,985)
Comprehensive loss		(661,763)	(268,206)	(310,901)	(653,063)
Less: Comprehensive loss attributable to non-controlling interest		(48,463)	(40,230)	(16,339)	(97,959)
Comprehensive loss attributable to Kun Peng International Ltd		$(613,300)	$(227,976)	(294,562)	(555,104)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.014)	$(0.011)	(0.007)	(0.026)

Weighted average shares used to compute net loss per share attributable to common stockholders		40,000,000	21,376,918	40,000,000	21,376,918

The accompanying notes are an integral part of these unaudited consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2022

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2020	21,376,918	$2,138	$(2,134)	$(208,771)	$(6,888)	$(215,655)	$-	$(215,655)
Net loss attributable to common stockholders	-	-	-	(548,316)	-	(548,316)	-	(548,316)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(96,762)	(96,762)
Foreign currency translation adjustment	-	-	-	-	(6,788)	(6,788)	(1,197)	(7,985)
Balance, March 31, 2021	21,376,918	$2,138	$(2,134)	$(757,087)	$(13,676)	$(770,759)	$(97,959)	$(868,718)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, December 31, 2020	21,376,918	$2,138	$(2,134)	$(523,881)	$(18,906)	$(542,783)	$(57,729)	$(600,512)
Net loss attributable to common stockholders	-	-	-	(233,206)	-	(233,206)	-	(233,206)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(41,154)	(41,154)
Foreign currency translation adjustment	-	-	-	-	5,230	5,230	924	6,154
Balance, March 31, 2021	21,376,918	$2,138	$(2,134)	$(757,087)	$(13,676)	$(770,759)	$(97,959)	$(868,718)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2021	40,000,000	$4,000	$(4,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net loss attributable to common stockholders	-	-	-	(262,820)	-	(262,820)	-	(262,820)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(13,999)	(13,999)
Foreign currency translation adjustment	-	-	-	-	(31,742)	(31,742)	(2,340)	(34,082)
Balance, March 31, 2022	40,000,000	$4,000	$(4,000)	$(2,083,925)	$(63,758)	$(2,147,683)	$(181,372)	$(2,329,055)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, December 31, 2021	40,000,000	$4,000	$(4,000)	$(1,514,289)	$(20,094)	$(1,534,383)	$(132,909)	$(1,667,292)
Net loss attributable to common stockholders	-	-	-	(569,636)	-	(569,636)	-	(569,636)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(45,041)	(45,041)
Foreign currency translation adjustment	-	-	-	-	(43,664)	(43,664)	(3,422)	(47,086)
Balance, March 31, 2022	40,000,000	$4,000	$(4,000)	$(2,083,925)	$(63,758)	$(2,147,683)	$(181,372)	$(2,329,055)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For the six months ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(276,819)	$(645,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	35,757	11,711
Amortization of right-of-use assets	177,685	147,649

Changes in operating assets and liabilities
Advance and prepayments	68,649	(105,342)
Other receivables	(26,331)	14,345
Security deposits	(44,467)
Trade and other payables	(629,413)	1,348,657
Deferred revenue	(372,786)	(206,831)
Payroll payable	(19,061)	(11,870)
Amounts due to related parties	571,983	(70,158)
Tax payable	(116,995)	54,186
Lease liabilities	(289,950)	(147,649)
Net cash (used in) provided by operating activities	(921,748)	389,620

Cash flows from investing activities
Purchase of property and equipment	(7,487)	(15,844)
Net cash used in investing activities	(7,487)	(15,844)

Effect of exchange rate changes on cash	29,673	5,217

Net (decrease) increase in cash and cash equivalents	(899,562)	378,993

Cash and cash equivalents, beginning balance	2,059,685	141,166

Cash and cash equivalents, ending balance	$1,160,123	$520,159

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND ORGANIZATION

Kun Peng International Limited (“the Company,” “KPIL,” “CXKJ,” “we,” “us,” “our”), a Nevada corporation (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE, currently engages in the sale of health care and health related household products through its online platform, King Eagle Mall.

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: (i) Chengyuan Li, 40.5%, (ii) Xiujin Wang, 10.5%, (iii) Jinjing Zhang, 6%,(iv) Wanfeng Hu, 6%, (v) Cuilian Liu, 6%. (vi) Zhizhong Wang. 6%. (vii) Zhandong Fan, 5%, (viii) Yanlu Li, 5%, (ix) Yuanyuan Zhang, 10%, and (x) Hui Teng, 5%). Those shareholders also indirectly own KP International through three British Virgin Islands entities: Kunpeng Tech Limited, Kunpeng TJ Limited, and Kun Peng XJ Limited. Additionally, out of these stakeholders, three of them are currently directors and executives of KP International, which includes: Chengyuan Li, Director, Yuanyuan Zhang, Chief Financial Officer, and Yanlu Li, Vice President, and a former executive Xiangyi Mao.

On March 23, 2022, the board of directors of King Eagle (Tianjin) approved that Xiangyi Mao transferred her entire ownership (5%) in King Eagle (Tianjin) to Yuanyuan Zhang. After the transfer, Yuanyuan Zhang became a 10% shareholder of King Eagle (Tianjin). The ownership percentage of other King Eagle (Tianjin)’s shareholders remained identical. The ownership transfer was completed on March 29, 2022.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021 with a registered capital of $5 million, and is wholly owned by KP (Hong Kong).

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

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the six months ended March 31, 2022 and 2021 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern

The accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the six months ended March 31, 2022, the Company incurred cash outflows from operating activities of $921,748, a net loss of $276,819, and a negative working capital of $2,765,228. Moreover, as the COVID-19 outbreak continues, there is a delay in the progress of construction and approval for the construction permit of smart kiosk. While some areas in the PRC have opened up recently, majority of the areas in the PRC are still under the tighten control and lockdown and the government agencies in those affected areas in the PRC still remain closed. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. The Company continues to focus on increasing its revenue through its online platform and slimming its administrative costs. For example, we reduced the compensation and benefits of our executives, decreased office supplies expense and trimmed executive travel expenses. Additionally, our director will provide financing to meet our working capital requirements.

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

COVID-19 Outbreak

Since the second quarter of 2022, the situation of COVID-19 in the PRC intensified, the PRC central and local government continued to maintain restrictions, quarantines, and closures in certain affected areas. The approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic increased the overall public health consciousness in the PRC and the Company continued to incur a significant growth in its average monthly online sale revenue by $0.8 million or 207.7% from $0.4 million for the six months ended March 31, 2021 to $1.1 million for the six months ended March 31, 2022, and by $0.1 million or 24.0% from $0.5 million for the three months ended March 31, 2021 to $0.6 million for the three months ended March 31, 2022.

The Company does not expect that the coronavirus COVID-19 will have a material adverse effect on its online business or financial results at this time. Still, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of the situation of COVID-19 in the PRC. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in PRC. As of March 31, 2022 and September 30, 2021, cash balances held in PRC banks are uninsured. We have not experienced any losses in bank accounts and believes we are not exposed to any risks on our cash in bank accounts.

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

During the period from April 2022 through May 2022, the FASB has not issued additional accounting standards updates.

NOTE 3 - VARIABLE INTEREST ENTITIES “VIE” ARRANGEMENTS

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity “VIE.”

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: (i) Chengyuan Li, 40.5%, (ii) Xiujin Wang, 10.5%, (iii) Jinjing Zhang, 6%,(iv) Wanfeng Hu, 6%, (v) Cuilian Liu, 6%. (vi) Zhizhong Wang. 6%. (vii) Zhandong Fan, 5%, (viii) Yanlu Li, 5%, (ix) Yuanyuan Zhang, 10%, and (x) Hui Teng, 5%). Those shareholders also indirectly own KP International through three British Virgin Islands entities: Kunpeng Tech Limited, Kunpeng TJ Limited, and Kun Peng XJ Limited. Additionally, out of these stakeholders, three of them are currently directors and executives of KP International, which includes: Chengyuan Li, Director, Yuanyuan Zhang, Chief Financial Officer, and Yanlu Li, Vice President, and a former executive Xiangyi Mao.

On March 23, 2022, the board of directors of King Eagle (Tianjin) approved that Xiangyi Mao transferred her entire ownership (5%) in King Eagle (Tianjin) to Yuanyuan Zhang. After the transfer, Yuanyuan Zhang became a 10% shareholder of King Eagle (Tianjin). The ownership percentage of other King Eagle (Tianjin)’s shareholders remained identical. The ownership transfer was completed on March 29, 2022.

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

Business Operation Agreement

Pursuant to the terms of certain Business Operation Agreement dated on May 15, 2021, among King Eagle (China), King Eagle (Tianjin)and the shareholders of King Eagle (Tianjin) (the “Business Operation Agreement”), King Eagle (Tianjin) has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle (Tianjin) is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations, and personnel without the King Eagle (China)’s written approval. The shareholders of King Eagle (Tianjin) and King Eagle (Tianjin) will take King Eagle (China) ‘s advice on appointment or dismissal of directors, employment of King Eagle (Tianjin)’s employees, regular operation, and financial management of King Eagle (Tianjin). The shareholders of King Eagle (Tianjin) have agreed to transfer any dividends, distributions, or any other profits that they receive as the shareholders of King Eagle (Tianjin) to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by King Eagle (China) with a 30-day written notice.

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

The Company consolidated its VIE as of March 31, 2022 and September 30, 2021. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	March 31,	September 30,
	2022	2021

Current assets	$3,789,832	$3,712,560
Noncurrent assets	96,126	145,935
Total assets	3,885,958	3,858,495
Total liabilities	4,204,657	4,525,808
Net liabilities	$(318,699)	$(667,313)

The VIE’s liabilities consisted of the following as of March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021

Current liabilities
Trade and other payable	$535,525	$1,024,064
Amount due to a related party	615,035	-
Deferred revenue	2,800,070	3,122,705
Payroll payable	4,817	14,802
Tax payable	153,085	218,301
Operating lease obligations-current portion	74,264	92,807
Total current liabilities	4,182,796	4,472,679
Total noncurrent liabilities		-
Operating lease obligations-net of current portion	21,861	53,129
Total noncurrent liabilities	21,861	53,129
Total liabilities	$4,204,657	$4,525,808

The operating results of the VIE were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2022	2021	2022	2021

Revenue	$2,018,764	$1,627,633	$6,688,127	$2,173,594
Gross profit	1,681,879	1,406,095	5,644,609	1,858,207
Loss (income) from operations	(106,301)	180,512	331,555	(52)
Other income	7,395	96	26,429	117
Net (loss) income	$(98,906)	$180,608	$357,984	$65

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	March 31,	September 30,
	2022	2021
Prepaid service fee(1)	$354,828	$349,019
Prepaid rent and building management and utilities	51,409	85,474
Prepaid supplies(2)	175,584	78,248
Prepaid system maintenance services	-	5,209
Prepaid income tax	5,784	5,689
Prepaid professional services(3)	30,592	148,708
Prepaid others	11,911	15,301
Total prepayments	$630,108	$687,648

(1)	Prepaid service fee was paid to Guoxin Star Network Co., Ltd (“Guoxin”) by our VIE, King Eagle (Tianjin). It represents prepayments for operation fee and the usage of the Smart Kiosk which are still under construction and development. Both parties are entitled to exercise the Force Majeure Clause of the contract signed between both parties. As such, this prepaid service fee may or may not be recoverable. Nevertheless, an impairment of this prepayment is not necessary because both parties have expressed the intention to progress with the construction of the Smart Kiosks, and thereafter, with the operation of the same as soon as the circumstances allow.

(2)	As of March 31, 2022, and September 30, 2021, the Company had prepared the supplies of $175,584 and $78,248, respectively. The prepayment will be recognized in cost of goods sold in its unaudited condensed consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(3)

As of March 31, 2022, the ending balance of prepaid professional services included two prepayments, $10,513, for the legal service fee for our PRC entities and $20,079 for the promotional and marketing fee. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of April and May 2022. The promotional and marketing fee will be amortized to selling expense using a straight-line method over the service periods from April 2022 through August 2022.

As of September 30, 2021, the ending balance of our prepaid professional service fee was $148,708. We amortized the legal service fee, $10,341, to general and administrative expenses by a straight-line method in October and November 2021. The remaining amount, $138,367, related to a prepayment for a planned marketing campaign but cancelled, was fully refunded to us on December 14, 2021.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	March 31,	September 30,
	2022	2021
Rental deposits	$94,935	$93,583
Advance to employees	57,246	30,241
Others	162	-
Total other receivables, net	$152,343	$123,824

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

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	September 30,
	2022	2021
Leasehold improvements	$30,383	$29,886
Furniture and fixtures	9,692	9,534
Computer equipment	44,999	43,452
Office equipment	1,661	1,633
Computer software	18,869	11,971
Subtotal	105,604	96,476
Less: accumulated depreciation	(64,005)	(27,751)
Total property and equipment, net	$41,599	$68,725

Depreciation expense was $26,156 and $6,238 for the three months ended March 31, 2022 and 2021, and $35,620 and $11,711 for the six months ended March 31, 2022 and 2021, respectively. On February 28, 2022, we entered into a lease agreement for our new office in Beijing. As we planned to move to a new office premise in May 2022, the estimated useful life of the leasehold improvements of our current office in Beijing changed from 60 months to 22 months. Accordingly, an additional amount of depreciation expense of the relative leasehold improvements, $15,118, was recognized in the three months ended March 31, 2022.

NOTE 7 – INTANGIBLE ASSETS

	March 31,	September 30,
	2022	2021
Trademarks	$2,748	$2,703
Subtotal	2,748	2,703
Less: accumulated amortization	(275)	(135)
Total intangible assets, net	$2,473	$2,568

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years.

Amortization expense was $69 and nil for the three months ended March 31, 2022 and 2021, and $137 and nil for the six months ended March 31, 2022 and 2021, respectively.

NOTE 8 – DEFERRED REVENUE

	March 31,	September 30,
	2022	2021
Advance payments from customers	$2,800,070	$3,122,705
Total deferred revenue	$2,800,070	$3,122,705

Deferred revenue resulted from transactions where the Company received the advanced payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of March 31, 2022 and September 30, 2021, the Company had a total deferred revenue of $2,800,070 and $3,122,705, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon satisfaction of the performance obligations and transfer of control to the customers.

NOTE 9 - RELATED PARTY BALANCES AND TRANSACTIONS

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			March 31,	September 30,
Name of related party	Relationship	Nature of transactions	2022	2021

Mr. Yihe Pang	Director	Payments made to the lessors on behalf of King Eagle (China). The balance was paid off in December 2021.	$-	$39,629
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	615,035	-

Total			$615,035	$39,629

NOTE 10 - EQUITY

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

Preferred stock

The Company’s authorized shares of preferred stock were 10,000,000 shares, with a par value of $0.0001, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized. No shares of preferred stock were issued and outstanding as of March 31, 2022 and September 30, 2021.

Common stock

The Company’s authorized shares of common stock were 200,000,000 shares, with a par value of $0.0001. The issued and outstanding shares of common stock were 40,000,000 as of March 31, 2022 and September 30, 2021, respectively.

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

As of March 31, 2022, there were 40,000,000 shares of common stock issued and outstanding.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans, and advances. As of March 31, 2022 and September 30, 2021, the Company had negative net assets which included common stock, additional paid-in capital, accumulated deficit, and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. As of March 31, 2022, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative net assets which amounted to $1,592,689, $318,699 and $nil, respectively. As of September 30, 2021, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative net assets which amounted to $1,039,840, $667,313 and nil, respectively. Accordingly, the Company did not accrue statutory reserve funds as of March 31, 2022 and September 30, 2021.

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

United States

Kun Peng International Ltd is incorporated in the State of Nevada and is subject to the United States federal corporate income. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended March 31, 2022 and 2021 and for the six months ended March 31, 2022 and 2021.

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

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for three months ended March 31, 2022 and 2021 and for the six months ended March 31, 2022 and 2021; therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	For the three months ended March 31				For the six months ended March 31
	2022		2021		2022		2021
Current	$		$		$		$
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total current		-		-		-		-

Deferred
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total deferred		-		-		-		-

Total income tax expense		$-		$-		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	For the three months ended March 31,		For the six months ended March 31,
	2022	2021	2022	2021
Loss before income tax expense	$(614,677)	$(274,360)	$(276,819)	$(645,078)
Computed tax expense (benefit) with statutory tax rate	21.0%	25.0%	21.0%	25.0%
Impact of different tax rates in other jurisdictions	3.7%	0.0%	2.5%	0.0%
Tax effect of non-deductible expenses	(0.6)%	(0.2)%	(1.9)%	(0.6)%
Change in valuation allowance	(24.1)%	(24.8)%	(21.6)%	(24.4)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

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

As of March 31, 2022 and September 30, 2021, the Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 12 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of March 31, 2022, and September 30, 3021:

Assets/liabilities	Classification	March 31, 2022	September 30, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$684,162	$282,466

Liabilities
Current
Operating lease liabilities - current	Current operating lease liabilities	$234,611	$229,337

Long-term
Operating lease liabilities – net of current portion	Long-term operating lease liabilities	$336,743	$53,129

Total lease liabilities		$571,354	$282,466

The operating lease expense for the three months ended March 31, 2022 and 2021 and for the six months ended March 31, 2022 and 2021 was as follows:

		For the three months ended March 31,		For the six months ended March 31,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	General and administrative	$111,789	$61,166	$192,704	$147,649
Total lease cost		$111,789	$61,166	$192,704	$147,649

Maturities of operating lease liabilities as of March 31, 2022 were as follow:

Maturity of Lease Liabilities	Operating Leases
2022 (remaining)	$198,215
2023	323,287
2024	281,497
Thereafter	-
Total lease payments	$802,999
Less: interest	(231,645)
Present value of lease payments	$571,354

Supplemental cash flow information related to operating leases was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$188,884	$78,129	$274,488	$147,649
New operating lease assets obtained in exchange for operating lease liabilities	$575,541	$70,024	$575,541	$70,024

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	September 30, 2021
Weighted average remaining lease term	2.6 years	1.1 years
Weighted average discount rate	4.75%	4.75%

The amortization expense was $93,414 and $83,501 for the three months ended March 31, 2022 and 2021 and $177,685 and $147,649 for the six months ended March 31, 2022 and 2021, respectively.

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

NOTE 14 - SUBSEQUENT EVENT

As of March 31, 2022, the Company evaluated and concluded that there were no subsequent events that have occurred that would require recognition or disclosure in the interim condensed consolidated financial statements.

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

Recent Developments

COVID-19 Update

Since the second quarter of 2022, the situation of COVID-19 in the PRC intensified, the PRC central and local government continued to maintain restrictions, quarantines, and closures in certain affected areas. The approval process of our applications for the construction permits of smart kiosks was delayed by the local governmental agencies and the construction project of smart kiosks was also postponed. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 and follows up closely with the local governmental agencies for the application for the construction permits of smart kiosks. In fact, the pandemic increased the overall public health consciousness in the PRC and the Company continued to incur a significant growth in its average monthly online sale revenue by $0.8 million or 207.7% from $0.4 million for the six months ended March 31, 2021 to $1.1 million for the six months ended March 31, 2022, and by $0.1 million or 24.0% from $0.5 million for the three months ended March 31, 2021 to $0.6 million for the three months ended March 31, 2022.

The Company does not expect that the coronavirus COVID-19 will have a material adverse effect on its online business or financial results at this time. Still, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of the situation of COVID-19 in the PRC. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

In addition, on July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments), or the Measures, for public comments, which propose to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The Measures are soliciting comments and subject to change. As we have less than one million users, we believe that the Measures are not applicable to us even after they take effect in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies, and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies. Further, our consulting business with respect to overseas listing and capital raising may be adversely affected.

Financial Operations Overview

Results of Operations for the three months ended March 31, 2022 and 2021

	For the three months ended March 31,
	2022		2021
	Amount	% of revenue	Amount	% of revenue

Revenues	$2,018,764	100.0%	$1,627,633	100.0%
Cost of revenues	337,465	16.7	222,033	(13.6
Gross profit	1,681,299	83.3	1,405,600	86.4
Operating expenses:
General and administrative expenses	436,295	21.6	466,671	28.7
Selling expense	1,868,233	92.5	1,213,657	74.6
Total operating expenses	2,304,528	114.1	1,680,328	103.3
Loss from operations	(623,229)	(30.8)	(274,728)	(16.9)
Other income	8,552	0.4	368	0.0
Loss before income taxes	(614,677)	(30.4)	(274,360)	(16.9)
Income tax expense	-	-	-	-
Net loss	$(614,677)	(30.4)	$(274,360)	(16.9)

Revenues

For the three months ended March 31, 2022 and 2021, revenues amounted to $2,018,764 and $1,627,633, respectively. Our revenues primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. Compared to the three months ended March 31, 2021, we generated a higher revenue amount during the three months ended March 31, 2022 as our service agents initiated more marketing and promotional activities for our online platform and products during the three months ended March 31, 2022. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of revenue

Our cost of revenue for the three months ended March 31, 2022 and 2021 were $337,465 and $222,033, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We incurred a higher cost of revenue for the three months ended March 31, 2022, compared to that in the same period in 2021, because we generated a higher revenue amount during the three months ended March 31, 2022 as discussed above.

Gross profit

For the three months ended March 31, 2022, and 2021, our gross profit amounted to $1,681,299 or 83.3%, and $1,405,600 or 86.4%, respectively. While our gross profit amount for the three months ended March 31, 2022 was slightly lower than that for the same period in 2021, our gross profit margin for the three months ended March 31, 2022 remained comparable to the same period in 2021.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended March 31, 2022 and 2021, our total operating expenses were $2,304,528 and $1,680,328, respectively. We experienced a higher amount of operating expenses in the three months ended March 31, 2022, compared to the same period in 2021 primarily due to the higher selling expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $436,295 and $466,671, respectively. The decrease in general and administrative expenses during the three months ended March 31, 2022 by $30,376 was triggered by a shrinkage in employee compensation and benefits by $16,049, office supplies by $9,178, professional fees by $22,445, travel, transportation, and gasoline by $12,532 and others by $20,279, offset by an increase in lease and building management expenses by $15,591, meals and entertainment, $10,714, and depreciation and amortization, $23,802. During the three months ended March 31, 2022, the basic salary amounts of our new executives and consultant of King Eagle (Tianjin) were reduced after our former CEO of the Company resigned on December 1, 2021. Our office supplies and meeting expenses for the three months ended March 31, 2022 also decreased compared to the same period in 2021. During the three months ended March 31, 2021, we continued to incur additional office supplies and decoration expense as we started our operations in July 2020. Compared to the same period in 2022, we incurred higher professional fees in the three months ended March 31, 2021 as we recruited more consultants to assist our reverse acquisition that was completed in May 2021. Our travel, transportation and gasoline expense in the three months ended March 31, 2022 was reduced as we strike to minimize the travel of our executives in order to reduce overhead costs. On the contrary, our lease and building management expenses were higher in the three months ended March 31, 2022 as we moved to new office location and incurred additional rent payment for the new office in Beijing. During the three months ended March 31, 2022, we incurred additional meals and entertainment expense for our executives, staff and business partners for appreciating for their efforts to increase sales volume and we recognized an additional depreciation amount, $15,118, for the relative leasehold improvements as the estimated useful life of leasehold improvements of the former office location in Beijing was adjusted.

Our general and administrative expenses for the three months ended March 31, 2022 and 2021 were comprised of the following:

	For the three months ended March 31,
	2022	2021
Employee compensation and benefit	$160,214	$176,263
Lease and building management	124,669	109,078
Office supplies and meeting	9,100	18,278
Professional services fee	95,393	117,838
Travel, transportation, and gasoline	3,051	15,583
Meals and entertainment	14,811	4,097
Depreciation and amortization	24,644	842
Others	4,413	24,692
Total	$436,295	$466,671

Selling expense

Our selling expense, which was primarily incurred by our sales and marketing department, for the three months ended March 31, 2022 and 2021, were $1,868,233 and $1,213,657, respectively. Compared to the three months ended March 31, 2021, our selling expense for the three months ended March 31, 2022 increased by $654,576. The increase was primarily driven by a rise in service agent fee by $580,563, as our service agents initiated more marketing and promotional activities for our online platform and products. Compared to the three months ended March 31, 2021, the average monthly revenue from our online sales for the same period in 2022 increased by approximately $0.1 million, from approximately $0.5 million for the three months ended March 31, 2021 to approximately $0.6 million for the same period in 2022. The increase in selling expense also included an increase in office supplies by $15,018, travel and transportation by $12,081, meals and entertainment by $35,400 and advertising by $12,050. During the three months ended March 31, 2022, as we aimed to increase our sales revenue and expand our market share, our sales and marketing department launched marketing activities in various cities which resulted in a higher travel and transportation, meals and entertainment and advertising expenses.

Our selling expense included the following:

	For the three months ended March 31,
	2022	2021
Service agents	$1,635,044	$1,054,481
Employee compensation and benefit	134,357	124,729
Office supplies and meeting	31,673	16,655
Customer services	50	4,365
Travel, transportation, and gasoline	14,831	2,750
Meals and entertainment	36,068	668
Depreciation and amortization	1,580	1,280
Advertising	14,630	2,580
Other	-	6,149
Total	$1,868,233	$1,213,657

Other income

Other income primarily included bank interest income, foreign exchange gain or loss and other service income. Our other income for the three months ended March 31, 2022 and 2021 were $8,552 and $368, respectively. Since the first quarter of 2022, we incurred an additional source of income related to online technical support services of our supplement products provided to a corporate customer. During the three months ended March 31, 2022, we recognized $8,182 related to the provision of this services in other income.

Income tax expense

For the three months ended March 31, 2022 and 2021, the income tax expense of the Company was nil. During the three months ended March 31, 2022, our entities incurred book loss and tax loss. The Company recognized a full valuation allowance against the deferred tax assets of these entities as it believes that it is more likely than not that these entities will not recognize its deferred tax assets in a near future. During the three months ended March 31, 2021, the Company generated net loss before income tax and the Company recognized a full valuation allowance against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not recognize its net operating loss carryforwards in a near future or before it expires.

Net loss

As a result of the factors discussed above, the Company posted a net loss in an amount of $614,677 and $274,360 for the three months ended March 31, 2022 and 2021, respectively.

Foreign currency translation adjustment

The functional currency of our operation in PRC is Chinese Yuan or Renminbi (“RMB”) and while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation (loss) gain of $(47,086) and $6,154 for the three months ended March 31, 2022, and 2021, respectively.

Comprehensive income (loss)

The Company recognized a comprehensive loss in an amount of $661,763 and $268,206 for the three months ended March 31, 2022 and 2021, respectively.

Results of Operations for the six months ended March 31, 2022 and 2021

	For the six months ended March 31,
	2022		2021
	Amount	% of revenue	Amount	% of revenue

Revenues	$6,688,172	100.0%	$2,173,594	100.0%
Cost of revenues	1,046,674	15.6	315,883	14.5
Gross profit	5,641,498	84.4	1,857,711	85.5
Operating expenses:
General and administrative expenses	818,196	12.2	901,089	41.5
Selling expense	5,133,686	76.8	1,602,121	73.7
Total operating expenses	5,951,882	89.0	2,503,210	115.2
Loss from operations	(310,384)	(4.6)	(645,499)	(29.7)
Other income	33,565	0.5	421	(0.02)
Loss before income taxes	(276,819)	(4.1)	(645,078)	(29.7)
Income tax expense	-	-	-	-
Net loss	$(276,819)	(4.1)	$(645,078)	(29.7)

Revenues

For the six months ended March 31, 2022 and 2021, revenues amounted to $6,688,172 and $2,173,594, respectively. Our revenues primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. Our revenue amount during the six months ended March 31, 2022 was as three times as much as it was for the six months ended March 31, 2021 as our service agents initiated more marketing and promotional activities for our online platform and products during the six months ended March 31, 2022. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of revenue

Our cost of revenue for the three months ended March 31, 2022 and 2021 were $1,046,674 and $315,883, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We incurred a higher cost of revenue for the six months ended March 31, 2022, compared to that in the same period of 2021, because we generated a higher revenue amount during the six months ended March 31, 2022 as discussed above.

Gross profit

For the six months ended March 31, 2022, and 2021, our gross profit amounted to $5,641,498 or 84.4%, and $1,857,711 or 85.5%, respectively. While our gross profit amount for the three months ended March 31, 2022 was slightly lower than that for the same period in 2021, our gross profit margin for the six months ended March 31, 2022 remained comparable to the same period in 2021.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the six months ended March 31, 2022 and 2021, our total operating expenses were $5,951,882 and $2,503,210, respectively. We experienced a higher amount of operating expenses in the six months ended March 31, 2022, compared to the same period in 2021 primarily due to a higher selling expense.

General and administrative expenses

General and administrative expenses for the six months ended March 31, 2022 and 2021 were $818,196 and $901,089, respectively. The decrease in general and administrative expenses during the six months ended March 31, 2022 by $82,893 was triggered by a decline in employee compensation and benefits by $53,036, office supplies and meeting by $30,707, professional fees by $11,940, travel, transportation, and gasoline by $23,617 and others by $15,170, offset by an increase in lease and building management expenses by $18,076, meals and entertainment by $6,530, and depreciation and amortization by $26,971. During the six months ended March 31, 2022, the basic salary amounts of our new executives and consultant of King Eagle (Tianjin) were reduced after our former CEO of the Company resigned on December 1, 2021. Our office supplies and meeting expenses for the six months ended March 31, 2022 also decreased compared to the same period in 2021. During the six months ended March 31, 2021, we continued to incur additional office supplies and decoration expense as we started our operations in July 2020. Compared to the same period in 2022, we incurred higher professional fees in the six months ended March 31, 2021 as we recruited more consultants to assist our reverse acquisitions that was completed in May 2021. Our travel, transportation and gasoline expense in the six months ended March 31, 2022 was reduced as we minimized the travel of our executives in order to reduce overhead costs. On the contrary, our lease and building management expenses were higher in the six months ended March 31, 2022 as we moved to a new office location and incurred additional rent payment for the new office in Beijing. During the six months ended March 31, 2022, we incurred additional meals and entertainment expense for our executives, staff and business partners for appreciating their efforts to increase sales volume. We recognized an additional depreciation amount, $15,118, for the leasehold improvements of the former office location as the estimated useful life of the relative leasehold improvements was adjusted.

Our general and administrative expenses for the six months ended March 31, 2022 and 2021 were comprised of the following:

	For the six months ended March 31,
	2022	2021
Employee compensation and benefit	$316,539	$369,575
Lease and building management	220,514	202,438
Office supplies and meeting	16,505	47,212
Professional services fee	181,152	193,092
Travel, transportation, and gasoline	7,607	31,224
Meals and entertainment	23,163	16,633
Depreciation and amortization	32,607	5,636
Others	20,109	35,279
Total	$818,196	$901,089

Selling expense

Our selling expense, which was primarily incurred by our sales and marketing department, for the six months ended March 31, 2022 and 2021, were $5,133,686 and $1,602,121, respectively. Compared to the six months ended March 31, 2021, our selling expense for the six months ended March 31, 2022 rose by $3,531,565. Such significant increase was primarily driven by an increase in service agent fee by $3,346,440, as our service agents initiated more marketing and promotional activities for our online platform and products. Compared to the six months ended March 31, 2021, the average monthly revenue from our online sales for the same period in 2021 increased by approximately $0.7 million, from approximately $0.4 million for the six months ended March 31, 2021 to approximately $1.1 million for the same period in 2022. The increase in selling expense also included an increase in employee compensation and benefit by $86,362, travel and transportation by $43,849, meals and entertainment by $46,604 and advertising by $12,050. During the six months ended March 31, 2022, as we aimed to increase our sales revenue and expand our market share, we increased our headcounts of our sales and marketing department in the first quarter of 2022 and our sales and marketing department launched marketing activities in various cities which resulted in a higher travel and transportation, meals and entertainment and advertising expenses.

Our selling expense included the following:

	For the six months ended March 31,
	2022	2021
Service agents	$4,655,679	$1,309,239
Employee compensation and benefit	294,669	208,307
Office supplies and meeting	49,932	49,514
Customer services	13,597	12,797
Travel, transportation, and gasoline	51,335	7,486
Meals and entertainment	50,695	4,091
Depreciation and amortization	3,149	1,958
Advertising	14,630	2,580
Other	-	6,149
Total	$5,133,686	$1,602,121

Other income

Other income primarily included bank interest income, foreign exchange gain or loss and other service income. Our other income for the six months ended March 31, 2022 and 2021 were $33,565 and $421, respectively. Since the first quarter of 2022, we incurred an additional source of income related to online technical support services of our supplement products provided to a corporate customer. During the six months ended March 31, 2022, we recognized $24,774 related to the provision of this services in other income.

Income tax expense

For the six months ended March 31, 2022 and 2021, the income tax expense of the Company was nil. During the six months ended March 31, 2022, King Eagle (Tianjin) incurred book income before income tax and taxable income and utilized the net operating loss carryforwards to offset its entire taxable income. On the other hand, KPIL, the subsidiaries in Hong Kong and King Eagle (China) incurred book loss and tax loss. The Company recognized a full valuation allowance against the deferred tax assets of these entities as it believes that it is more likely than not that these entities will not recognize its deferred tax assets in a near future. During the six months ended March 31, 2021, the Company generated net loss before income tax and the Company recognized a full valuation allowance against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not recognize its net operating loss carryforwards in a near future or before it expires.

Net loss

As a result of the factors discussed above, the Company posted a net loss in an amount of $276,819 and $645,078 for the six months ended March 31, 2022 and 2021, respectively.

Foreign currency translation adjustment

The functional currency of our operation in PRC is Chinese Yuan or Renminbi (“RMB”) and while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $34,082 and $7,985 for the six months ended March 31, 2022, and 2021, respectively.

Comprehensive income (loss)

The Company recognized a comprehensive loss in an amount of $310,901 and $653,063 for the six months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022 and September 30, 2021, we had a cash and cash equivalents balance of $1,160,123 and $2,059,685, respectively.

For the six months ended March 31, 2022, net cash used in operating activities totaled to $921,748. Operating cash outflow was mainly attributable to the net loss, $276,819, an increase in other receivables, $26,331, a security deposit made to the new lessor for our new office in Beijing, $44,467 and payments to our vendors, $629,413, a decrease in advance receipts from customers, $372,786, payroll payment, $19,061, VAT and other indirect tax payments, $116,995 and lease payments to lessors, $289,950. The cash outflow was offset by non-cash items: depreciation and amortization, $35,757 and right-of-assets amortization, $177,685 as well as a decrease in prepayments to vendors, $68,649, and an increase in an amount due to a related party, $571,983.

Net cash used in investing activities totaled to $7,487, was primarily related to the purchase of office and computer equipment.

There was no financing activity for the six months ended March 31, 2022.

Effect of exchange rate change on cash totaled $29,673. The resulting change in cash for the period was a decrease of $899,562.

For the six months ended March 31, 2021, net cash provided by operating activities totaled $389,620. Operating cash inflow was mainly attributable to an increase in trade and other payable, $1,348,657, offset by the net loss, $645,078, prepayments to vendors and lessors, $105,342 and decrease in deferred revenue, $206,831.

Net cash used in investing activities totaled $15,844 primarily related to the purchase of office and computer equipment.

There was no financing activity for the six months ended March 31, 2021.

Effect of exchange rate change on cash totaled $5,217. The resulting change in cash for the period was an increase of $378,993.

The following table sets forth a summary of changes in our working capital as of March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021
Current Assets	$1,942,574	2,871,157
Current Liabilities	4,707,802	5,189,941
	$(2,765,228)	(2,318,784)

We require additional cash of approximately $1.9 million within the next twelve months which primarily relates to third party vendors payables. In an effort to support and maintain our financial positions and operations, the Company focused on increasing its revenue through its online platform and slimming its overhead costs. As aforementioned, since the first quarter of 2022, our average monthly online sales increased. We continue to exert efforts to increase our sales volume and reduce administrative costs. Simultaneously, our director continues to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the six months ended March 31, 2022, the Company incurred cash outflows from operating activities of $921,748, a net loss of $276,819, and a negative working capital of $2,765,228. Moreover, as the COVID-19 outbreak continues, there is a delay in the progress of construction and approval for the construction permit of smart kiosk. While some areas in the PRC have opened up recently, majority of the areas in the PRC are still under the tighten control and lockdown and the government agencies in those affected areas in the PRC still remain closed. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. The Company continues to focus on increasing its revenue through its online platform and slimming its administrative costs. For example, we reduced the compensation and benefits of our executives, decreased office supplies expense and trimmed executive travel expenses. Additionally, our director will provide financing to meet our working capital requirements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the quarter ended March 31, 2022, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

●	A lack of sufficient and adequately trained internal accounting and finance personnel with appropriated understanding of U.S. GAAP and SEC reporting requirement;

●	A lack of segregation of duties within significant accounts;

●	A lack of a functioning audit committee and a majority of outside directors on the Company’s board of directors.

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter ended March 31, 2022 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to respond to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

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

KUN PENG INTERNATIONAL LTD

Date: May 16, 2022	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: May 16, 2022	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan, Chief Financial Officer

