Form 10-Q
period 2022-06-30
Kun Peng International Ltd.
filed 2022-08-15
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 15, 2022, the registrant had 40,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	June 30, 2022	September 30, 2021
			(Audited)
Assets
Current assets
Cash and cash equivalents		$263,740	$2,059,685
Advance and prepayments	4	230,192	338,629
Other receivables	5	141,741	123,824
Amount due from a related party	9	335,849	349,019
Total current assets		971,522	2,871,157

Noncurrent assets
Property, plant and equipment, net	6	111,052	68,725
Intangible assets, net	7	2,276	2,568
Security deposits		51,241	-
Right-of-use assets	12	609,122	282,466
Total noncurrent assets		773,691	353,759

Total assets		$1,745,213	$3,224,916

Liabilities
Current liabilities
Trade and other payables		744,549	1,430,576
Deferred revenue	8	2,865,467	3,122,705
Payroll payable		64,288	105,923
Tax payable		99,385	261,771
Amounts due to related parties	9	283,904	39,629
Operating lease obligations-current portion	12	240,062	229,337
Total current liabilities		4,297,655	5,189,941

Noncurrent liabilities
Operating lease obligations-net of current portion	12	320,846	53,129
Total noncurrent liabilities		320,846	53,129

Total liabilities		4,618,501	5,243,070

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and September 30, 2021	1	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 40,000,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021	10	4,000	4,000
Additional paid-in capital	10	(4,000)	(4,000)
Accumulated deficits		(2,723,600)	(1,821,105)
Accumulated other comprehensive income / (loss)		72,109	(32,016)
Total stockholders’ equity		(2,651,491)	(1,853,121)
Non-controlling interests		(221,797)	(165,033)
Total equity		(2,873,288)	(2,018,154)

Total liabilities and equity		$1,745,213	$3,224,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021

Revenue	$7,330,768	$2,625,621	$642,596	$452,027
Cost of Revenue	(1,152,271)	(521,478)	(105,597)	(205,595)
Gross Profit	6,178,497	2,104,143	536,999	246,432

Operating Expenses
General and administrative expenses	1,278,220	2,055,591	460,024	1,154,502
Selling expenses	5,901,192	2,321,682	767,506	719,561
Total Operating Expenses	7,179,412	4,377,273	1,227,530	1,874,063

Loss From Operations	(1,000,915)	(2,273,130)	(690,531)	(1,627,631)

Total Other Income	34,097	865	532	444

Loss Before Income Taxes	(966,818)	(2,272,265)	(689,999)	(1,627,187)

Income Taxes	-	-	-	-

Net Loss	$(966,818)	$(2,272,265)	$(689,999)	$(1,627,187)
Less: Net loss attributable to noncontrolling interest	(64,323)	(211,397)	(50,324)	(114,635)
Net loss attributable to common stockholders	(902,495)	(2,060,868)	(639,675)	(1,512,552)
Foreign currency translation adjustment	111,684	(32,716)	145,766	(24,731)
Comprehensive Loss	(855,134)	(2,304,981)	(544,233)	(1,651,918)
Less: Comprehensive loss attributable to noncontrolling interest	(56,764)	(214,505)	(40,425)	(116,546)
Comprehensive loss attributable to common stockholders	(798,370)	(2,090,476)	(503,808)	(1,535,372)
Net loss per share attributable to common stockholders Basic and diluted	(0.023)	(0.052)	(0.016)	(0.038)
Weighted average shares used to compute net loss per share attributable to common stockholders	40,000,000	40,000,000	40,000,000	40,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended June 30, 2022

(UNAUDITED)

	Common stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Receivable	deficits	loss	equity	Interest	equity
Balance, September 30, 2020 *	40,000,000	$4,000	$1,458,349	$(1,462,349)	$(208,771)	$(6,888)	$(215,659)	$-	$(215,659)
Capitalization of non-controlling interest	-	-	-	(1,063,369)	-	-	(1,063,369)	1,063,369	-
Net loss attributable to common stockholders	-	-	-	-	(2,060,868)	-	(2,060,868)	-	(2,060,868)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(211,397)	(211,397)
Foreign currency translation adjustment	-	-	-	-	-	(29,608)	(29,608)	(3,108)	(32,716)
Balance, June 30, 2021	40,000,000	$4,000	$1,458,349	$(2,525,718)	$(2,269,639)	$(36,496)	$(3,369,504)	$848,864	$(2,520,640)

	Common stock		Additional paid-in	Subscription	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Receivable	deficits	loss	equity	Interest	equity
Balance, March 31, 2021*	40,000,000	$4,000	$1,458,349	$(1,462,349)	$(757,087)	$(13,676)	$(770,763)	$(97,959)	$(868,722)
Capitalization of non-controlling interest	-	-	-	(1,063,369)	-	-	(1,063,369)	1,063,369	-
Net loss attributable to common stockholders	-	-	-	-	(1,512,552)	-	(1,512,552)	-	(1,512,552)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(114,635)	(114,635)
Foreign currency translation adjustment	-	-	-	-	-	(22,820)	(22,820)	(1,911)	(24,731)
Balance, June 30, 2021	40,000,000	$4,000	$1,458,349	$(2,525,718)	$(2,269,639)	$(36,496)	$(3,369,504)	$848,864	$(2,520,640)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2021	40,000,000	$4,000	$(4,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net loss attributable to common stockholders	-	-	-	(902,495)	-	(902,495)	-	(902,495)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(64,323)	(64,323)
Foreign currency translation adjustment	-	-	-	-	104,125	104,125	7,559	111,684
Balance, June 30, 2022	40,000,000	$4,000	$(4,000)	$(2,723,600)	$72,109	$(2,651,491)	$(221,797)	$(2,873,288)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, March 31, 2022	40,000,000	$4,000	$(4,000)	$(2,083,925)	$(63,758)	$(2,147,683)	$(181,372)	$(2,329,055)
Net loss attributable to common stockholders	-	-	-	(639,675)	-	(639,675)	-	(639,675)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(50,324)	(50,324)
Foreign currency translation adjustment	-	-	-	-	135,867	135,867	9,899	145,766
Balance, June 30, 2022	40,000,000	$4,000	$(4,000)	$(2,723,600)	$72,109	$(2,651,491)	$(221,797)	$(2,873,288)

*	Outstanding and issued shares retrospectively reflected the effect of recapitalization due to reverse acquisition

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended June 30, 2022 and June 30 2021

(In U.S. Dollars, except share data or otherwise stated)

	For the Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(966,818)	$(2,272,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,892	15,901
Amortization of right-of-use assets	305,054	213,963
Loss on disposal of property and equipment	3,809	-

Changes in operating assets and liabilities:
Advance and prepayments	99,371	(23,363)
Other receivables	(23,467)	(48,643)
Amount due from a related party	-	(344,922)
Security deposit	(53,231)	76,364
Trade and other payables	(658,014)	1,341,656
Deferred revenue	(144,800)	1,551,753
Payroll payable	(39,100)	(5,308)
Amount due to a related party	255,318	(232,296)
Tax payable	(158,430)	(3,798)
Lease liabilities	(353,325)	(213,963)

Net cash (used in) provided by operating activities	(1,689,741)	55,079

Cash flows from investing activities:
Purchase of property and equipment	(856)	(7,437)
Payments for construction-in-progress	(95,125)	-
Acquisition of intangible assets	-	(2,671)

Net cash used in investing activities	(95,981)	(10,108)

Effect of foreign exchange rate changes on cash and cash equivalents	(10,223)	8,367

Net (decrease) increase in cash and cash equivalents	(1,795,945)	53,338

Cash and cash equivalents - beginning of period	2,059,685	141,166

Cash and cash equivalents - end of period	$263,740	$194,504

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities:
Right-of-use assets acquired with operating lease obligation	$608,762	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On July 18, 2022, King Eagle (China) and KP Industrial entered into an equity transfer agreement with both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye pursuant to which Guoxin Zhengye transferred its 8% ownership in King Eagle (China) to KP Industrial (Guoxin Zhengye became a wholly-owned subsidiary of Guoxin Ruilian Group Co., Ltd on November 5, 2021). After the transfer, King Eagle (China) became a wholly owned subsidiary of KP Industrial. Such transfer was approved and effective on August 5, 2022.

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

On March 23, 2022, the board of directors of King Eagle (Tianjin) approved the transfer by Xiangyi Mao of her entire ownership (5%) in King Eagle (Tianjin) to Yuanyuan Zhang. After the transfer, Yuanyuan Zhang became a 10% shareholder of King Eagle (Tianjin). The ownership percentage of other King Eagle (Tianjin)’s shareholders remained identical. The ownership transfer was completed on March 29, 2022.

On June 6, 2022, the board of directors of King Eagle (Tianjin) approved the transfer of the 5% ownership by Yanlu Li to Chengyuan Li. The ownership transfer was completed on June 9, 2022. As a result of the equity transfer, the ownership percentage of Chengyuan Li changed from 40.5% to 45.5%. The ownership percentage of other King Eagle (Tianjin)’s shareholders remained identical.

After the ownership transfers, King Eagle (Tianjin) is owned by multiple individuals: (i) Chengyuan Li, 45.5%, (ii) Xiujin Wang, 10.5%, (iii) Jinjing Zhang, 6%, (iv) Wanfeng Hu, 6%, (v) Cuilian Liu, 6%. (vi) Zhizhong Wang, 6%. (vii) Zhandong Fan, 5%, (viii) Yuanyuan Zhang, 10%, and (ix) Hui Teng, 5%.

Those shareholders also indirectly own the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Currently, Cuilian Liu, Zhizhong Wang, Jinjing Zhang and Hui Teng owned 26%, 26%, 26% and 22%, respectively, equity interest in Kunpeng Tech Limited. Zhizhong Wang is a sole director of Kunpeng Tech Limited. Chengyuan Li, Wanfeng Hu, Yuanyuan Zhang and Zhandong Fan owned 66.2%, 7.8%, 6.5% and 6.5%, respectively, equity interest in Kunpeng TJ Limited. Chengyuan Li is a sole director of Kunpeng TJ Limited. Yuanyuan Zhang is the Chief Financial Officer of the Company.

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

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the nine months ended June 30, 2022 and 2021 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. For the nine months ended June 30, 2022, the Company incurred cash outflows from operating activities of $1,689,741, a net loss of $966,818, and negative working capital of $3,326,133. Moreover, as the COVID-19 outbreak continues, there is a delay in the progress of the planning of smart kiosk due to the lockdown of the affected areas in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. The financial liquidity of the Company has declined to very unhealthy level in this quarter due to the decline in the balance of cash and cash equivalent. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its online platform and slimming its overhead costs. For example, we reduced the compensation and benefits of our executives, decreased office supplies expense, trimmed staff meeting expense and terminated the lease arrangements of employee accommodations. Additionally, the Company obtained a fund advance of approximately $0.3 million from one of the shareholders of King Eagle (Tianjin) to meet its working capital requirements.

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

During the third quarter of 2022, as the PRC central and local government strived to combat the rising COVID-19 cases, the COVID-19 strict control measures remained effective in major cities in the PRC. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19 . In fact, the pandemic increased the overall public health consciousness in the PRC and the Company continued to incur a significant growth in its average monthly online sales revenue by $522,794, or 179.2%, from $291,736 for the nine months ended June 30, 2021 to $814,530 for the nine months ended June 30, 2022 and by $63,523, or 42.2%, from $150,676 for the three months ended June 30, 2021 to $214,199 for the three months ended June 30, 2022.

The Company does not expect that the coronavirus COVID-19 will have a material adverse effect on its online business or financial results at this time. Still, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of the COVID-19 situation in the PRC. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain with various financial institutions in PRC. As of June 30, 2022 and September 30, 2021, cash balances held in PRC banks are uninsured. We have not experienced any losses in bank accounts and believes we are not exposed to any risks on our cash in bank accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains and losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and improvements are capitalized while maintenance and repairs are recognized as expense as incurred. Construction-in-progress represents labor costs, materials and capitalized interest incurred in connection with the construction. All other interest is expensed as incurred. No depreciation is provided for construction in progress until it is completed and placed into service.

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Classification	Estimated useful life
Leasehold improvements	Shorter of 5 years or lease term
Office equipment	3 years
Computer equipment	3 years
Computer software	5 years

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon meeting the performance obligations which includes the transfer of risk and rewards to the customers in the condensed consolidated statements of operations.

Lease

Under ASC Topic 842, the Company determines if an arrangement is a lease at inception. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate based on the information available at the lease commencement date. The Company generally uses the base, non-cancelable lease term in calculating the right-of-use assets and lease liabilities.

The Company may recognize the lease payments in the condensed consolidated statements of operation on a straight-line basis over the lease terms and variable lease payments in the periods in which the obligations for those payments are incurred, if any. The lease payments under the lease arrangements are fixed.

The Company elected the package of practical expedients which allow the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any lease that exists prior to adoption of the new standard.

The Company also elected to apply the short-term lease exception for lease arrangements with a lease term of 12 months or less at commencement. Lease terms used to compute the present value of lease payments do not include any option to extend, renew, or terminate the lease that the Company is not reasonably certain to exercise upon the lease inception. Accordingly, operating lease right-of-use assets and liabilities do not include leases with a lease term of 12 months or less.

Recently Adopted Accounting Standards

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard was effective for KPIL after September 30, 2021. The Company evaluated that this new guidance does not have significant impact on its condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,”Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its condensed consolidated financial statements.

In the period from July 2022 through August 2022, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

NOTE 3 - VARIABLE INTEREST ENTITY “VIE” ARRANGEMENTS

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

On March 23, 2022, the board of directors of King Eagle (Tianjin) approved that Xiangyi Mao transferred her entire ownership (5%) in King Eagle (Tianjin) to Yuanyuan Zhang. After the transfer, Yuanyuan Zhang became a 10% shareholder of King Eagle (Tianjin). The ownership percentage of King Eagle (Tianjin)’s other shareholders remained identical. The ownership transfer was completed on March 29, 2022.

On June 6, 2022, the board of directors of King Eagle (Tianjin) approved the transfer of the 5% ownership by Yanlu Li to Chengyuan Li. The ownership transfer was completed on June 9, 2022. As a result of the equity transfer, the ownership percentage of Chengyuan Li changed from 40.5% to 45.5%. The ownership percentage of other King Eagle (Tianjin)’s shareholders remained identical.

After the ownership transfers, King Eagle (Tianjin) is owned by the following individuals: (i) Chengyuan Li, 45.5%, (ii) Xiujin Wang, 10.5%, (iii) Jinjing Zhang, 6%, (iv) Wanfeng Hu, 6%, (v) Cuilian Liu, 6%. (vi) Zhizhong Wang. 6%. (vii) Zhandong Fan, 5%, (viii) Yuanyuan Zhang, 10%, and (ix) Hui Teng, 5%.

Those shareholders also indirectly own the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Currently, Cuilian Liu, Zhizhong Wang, Jinjing Zhang and Hui Teng owned 26%, 26%, 26% and 22%, respectively, equity interest in Kunpeng Tech Limited. Zhizhong Wang is a sole director of Kunpeng Tech Limited. Chengyuan Li, Wanfeng Hu, Yuanyuan Zhang and Zhandong Fan owned 66.2%, 7.8%, 6.5% and 6.5%, respectively, equity interest in Kunpeng TJ Limited. Chengyuan Li is a sole director of Kunpeng TJ Limited. Yuanyuan Zhang is the Chief Financial Officer of the Company.

The VIE Agreements are as follows:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

Consulting Service Agreement

Pursuant to the terms of the Exclusive Consulting Service Agreement dated May 15, 2021 between King Eagle (China) and King Eagle (Tianjin) (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider to King Eagle (Tianjin) to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employee technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount of King Eagle (Tianjin)’s profit before tax in the corresponding year after deducting King Eagle (Tianjin)’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdrawal of the statutory provident fund. King Eagle (Tianjin) agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from King Eagle (China). In addition, King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle (Tianjin)’s consent, but King Eagle (China) shall notify King Eagle (Tianjin) of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to the expiration.

Business Operation Agreement

Pursuant to the terms of the Business Operation Agreement dated May 15, 2021 among King Eagle (China), King Eagle (Tianjin) and the shareholders of King Eagle (Tianjin) (the “Business Operation Agreement”), King Eagle (Tianjin) has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle (Tianjin) is not allowed to conduct any transaction that has a substantial impact upon its operations, assets, rights, obligations, and personnel without King Eagle (China)’s written approval. The shareholders of King Eagle (Tianjin) and King Eagle (Tianjin) will take King Eagle (China)’ s advice on the appointment or dismissal of directors, employment of King Eagle (Tianjin)’s employees, and regular operation and financial management of King Eagle (Tianjin). The shareholders of King Eagle (Tianjin) have agreed to transfer any dividends, distributions, or other profits that they receive as the shareholders of King Eagle (Tianjin) to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by King Eagle (China) with a 30-day written notice.

Proxy Agreement

Pursuant to the terms of the Proxy Agreement dated May 15, 2021 among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Proxy Agreement”), the shareholders of King Eagle (Tianjin) have entrusted their voting rights as King Eagle (Tianjin)’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consent of the King Eagle (Tianjin) shareholders and King Eagle (China) or upon 30-day notice by King Eagle (China).

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated May 15, 2021 among King Eagle (China), King Eagle (Tianjin), and the shareholders of King Eagle (Tianjin) (the “Equity Disposal Agreement”), the shareholders of King Eagle (Tianjin) granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase all or any portion of King Eagle (Tianjin)’s equity interests and/or assets at the lowest purchase price permitted by PRC law and regulations. The Option is exercisable at any time at King Eagle (China)’s discretion, in whole or in part, to the extent permitted by PRC law. The shareholders of King Eagle (Tianjin) agreed to give King Eagle (Tianjin) the total amount of the exercise price as a capital contribution or otherwise upon King Eagle (China)’s written consent to the transfer. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

Equity Pledge Agreement

Pursuant to the terms of the Equity Pledge Agreement dated May 15, 2021 among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Pledge Agreement”), the shareholders of King Eagle (Tianjin) pledged all of their equity interests in King Eagle (Tianjin) to King Eagle (China), including the proceeds thereof, to guarantee King Eagle (Tianjin)’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement, and the Equity Disposal Agreement (each, an “Agreement” and, collectively, the “Agreements”). If King Eagle (Tianjin) or its shareholders breach their respective contractual obligations under any Agreement, or cause to occur one of the events constituting an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle (Tianjin). During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as voting rights and the right to receive the expected residual returns of the entity or the obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. King Eagle (China) is deemed to have a controlling financial interest and be the primary beneficiary of King Eagle (Tianjin) because it has both of the following characteristics:

(1)	The power to direct the activities of King Eagle (Tianjin) that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, or the right to receive benefits from, King Eagle (Tianjin) that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, the shareholders of King Eagle (Tianjin) have agreed to transfer any dividends, distributions or any other profits that they receive to King Eagle (China). King Eagle (Tianjin) pays service fees equal to all of its net profit after tax to King Eagle (China). The Contractual Arrangements are designed so that King Eagle (Tianjin) operates for the benefit of King Eagle (China) and ultimately the Company.

Moreover, King Eagle (Tianijn) has agreed to subject the operations and management of its business to the full control under King Eagle (China) and King Eagle (Tianjin) will take King Eagle (China)’s advice on the appointment of dismissal of directors and employment, regular operation and financial management . Accordingly, the Company consolidates the accounts of King Eagle (Tianjin) and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC, 810-10, Consolidation.

Accordingly, the accounts of King Eagle (Tianjin) are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s financial statements.

The Company consolidated its VIE as of June 30, 2022 and September 30, 2021. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30,	September 30,
	2022	2021

Current assets	$2,560,036	$3,712,560
Noncurrent assets	109,356	145,935
Total assets	2,669,392	3,858,495
Total liabilities	3,798,622	4,525,808
Net liabilities	$(1,129,230)	$(667,313)

The VIE’s liabilities consisted of the following as of June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021

Current liabilities
Trade and other payable	$512,396	$1,024,064
Amount due to a related party	283,904	-
Deferred revenue	2,865,467	3,122,705
Payroll payable	5,074	14,802
Tax payable	33,122	218,301
Operating lease obligations-current portion	75,853	92,807
Total current liabilities	3,775,816	4,472,679
Total noncurrent liabilities		-
Operating lease obligations-net of current portion	22,806	53,129
Total noncurrent liabilities	22,806	53,129
Total liabilities	$3,798,622	$4,525,808

The operating results of the VIE were as follows:

	Nine Months Ended June 30		Three Months Ended June 30
	2022	2021	2022	2021

Revenue	$7,330,768	$2,625,621	$642,596	$452,027
Gross profit	6,148,363	2,104,793	539,709	246,586
Loss from operations	(535,144)	(1,389,906)	(866,744)	(1,389,854)
Other income	29,122	420	2,693	303
Net loss	$(506,022)	$(1,389,486)	$(864,051)	$(1,389,551)

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	June 30,	September 30,
	2022	2021
Prepaid rent and building management and utilities	$47,709	$85,474
Prepaid supplies(1)	146,192	78,248
Prepaid system maintenance services	-	5,209
Prepaid income tax	5,474	5,689
Prepaid professional services(2)	18,228	148,708
Prepaid others	12,589	15,301
Total prepayments	$230,192	$338,629

(1)	As of June 30, 2022, and September 30, 2021, the Company had prepared the supplies of $146,192 and $78,248, respectively. The prepayment will be recognized in cost of goods sold in its unaudited condensed consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of June 30, 2022, the ending balance of prepaid professional services included three types of prepayments, $9,951, for the legal service fee for our PRC entities, $7,041 for the promotional and marketing fee and $1,236 for the company secretarial services. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of July and August 2022. The promotional and marketing fee will be amortized to selling expense using a straight-line method over the service periods from July 2022 through January 2023. The Company secretarial services will be amortized to general and administrative expenses in the fourth quarter of the fiscal year 2022.

As of September 30, 2021, the ending balance of our prepaid professional service fee was $148,708. We amortized the legal service fee, $10,341, to general and administrative expenses by a straight-line method in October and November 2021. The remaining amount, $138,367, related to a prepayment for a planned marketing campaign but cancelled, was fully refunded to us on December 14, 2021.

These amounts are expected to be recoverable or charged to the consolidated statements of operations within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	June 30,	September 30,
	2022	2021
Rental deposits	$89,364	$93,583
Advance to employees	48,064	30,241
Others	4,313	-
Total other receivables, net	$141,741	$123,824

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

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	September 30,
	2022	2021
Leasehold improvements	$-	$29,886
Furniture and fixtures	1,312	9,534
Computer equipment	42,593	43,452
Office equipment	1,572	1,633
Computer software	-	11,971
Construction-in-progress	91,568	-
Subtotal	137,045	96,476
Less: accumulated depreciation	(25,993)	(27,751)
Total property and equipment, net	$111,052	$68,725

The depreciation expense was $8,069 and $4,123 for the three months ended June 30, 2022 and 2021, respectively and $43,689 and $15,834 for the nine months ended June 30, 2022 and 2021, respectively. On February 28, 2022, King Eagle (China) entered into a lease agreement for our new office in Beijing. As we planned to move to a new office premise in May 2022, we removed the leasehold improvement in May 2022 and the estimated useful life of the leasehold improvements of our previous office in Beijing changed from 60 months to 22 months. Accordingly, an additional amount of depreciation expense of the relative leasehold improvements, $17,924, was recognized for the months of March 2022 through May 2022. We also terminated the software services setup in our old office by the end of May 2022 and were eligible for the refund of the cost of the unused services in an amount of $3,906, which was reclassified to other receivables. We also removed the furniture and fixture in our old office. While we received a sale proceeds for the disposal in an amount of $299, we incurred a loss of disposal of in an amount of $3,809.

Construction-in-progress represents labor costs and materials incurred in connection with the renovation of our new office facility of KP China. No depreciation is provided for construction-in-progress until it is completed and placed in services. Total budget for the renovation of the new office facility is approximately $142,251. As of June 30, 2022, the cost of the construction-in-progress was $91,568. The estimated additional cost to be incurred is approximately $50,000. The renovation is expected to be completed by the end of August 2022.

NOTE 7 - INTANGIBLE ASSETS

	June 30,	September 30,
	2022	2021
Trademarks	$2,601	$2,703
Subtotal	2,601	2,703
Less: accumulated amortization	(325)	(135)
Total intangible assets, net	$2,276	$2,568

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years commencing from 2021.

Amortization expense was $203 and $67 for the nine months ended June 30, 2022 and 2021, respectively and $67 and $67 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 8 - DEFERRED REVENUE

	June 30,	September 30,
	2022	2021
Advance payments from customers	$2,865,467	$3,122,705
Total deferred revenue	$2,865,467	$3,122,705

Deferred revenue resulted from transactions where the Company received the advanced payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of June 30, 2022, and September 30, 2021, the Company had a total deferred revenue of $2,865,467 and $3,122,705, respectively. The amounts are not refundable to the customers. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers.

NOTE 9 - RELATED PARTY BALANCES AND TRANSACTIONS

Amount due from a related party represented the prepaid service fee remitted to Guoxin Star Network Co., Ltd. by our VIE, King Eagle (Tianjin). On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with a related party, Guoxin Star Network Co., Ltd, a wholly owned subsidiary of Guoxin Rulian Group Co. Ltd. Under the Cooperation Agreement, King Eagle (Tianjin) is required to pay Guoxin Star Network Co., Ltd. in an amount of approximately $1.14 million (RMB 7.5 million) for the franchise of the operation of smart kiosks. Both parties are entitled to exercise the Force Majeure Clause of the contract signed between both parties. As such, this prepaid service fee may or may not be recoverable. In April 2021, King Eagle (Tianjin) remitted $0.34 million (RMB2,250,000) to Guoxin Star Network Co., Ltd. The remaining obligation, approximately $0.8 million (RMB5.3 million), is payable upon the completion of the construction of smart kiosks.

			June 30,	September 30,
Name of related party	Relationship	Nature of transactions	2022	2021

Guoxin Star Network Co., Ltd	It is wholly owned by Guoxin Ruilian Group Co., Ltd, the common shareholder of our 8% noncontrolling interest entity, Guoxin Zhengye	Prepaid services for the operation of the smart kiosk	$335,849	$349,019

Total			$335,849	$349,019

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related party on behalf of our entities in PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			June 30,	September 30,
Name of related party	Relationship	Nature of transactions	2022	2021

Mr. Yihe Pang	Director	Payments made to the lessors on behalf of King Eagle (China). The balance was paid off in December 2021.	$-	$39,629
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	283,904	-

Total			$283,904	$39,629

NOTE 10 - EQUITY

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

Preferred stock

The Company’s authorized shares of preferred stock were 10,000,000 shares, with a par value of $0.0001, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized. No shares of preferred stock were issued and outstanding as of June 30, 2022 and September 30, 2021.

Common stock

The Company’s authorized shares of common stock were 200,000,000 shares, with a par value of $0.0001. The issued and outstanding shares of common stock were 40,000,000 as of June 30, 2022 and September 30, 2021, respectively.

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

As of June 30, 2022, there were 40,000,000 shares of common stock issued and outstanding.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans and advances. As of June 30, 2022 and September 30, 2021, the Company had negative net assets which included common stock, additional paid-in capital, accumulated deficit and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. As of June 30, 2022, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu had negative net assets which amounted to $1,287,470, $1,129,230 and $nil, respectively As of September 30, 2021, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative net assets which amounted to $1,094,230, $211,374 and $nil, respectively. Accordingly, the Company did not accrue statutory reserve funds as of June 30, 2022, and September 30, 2021.

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

United States

Kun Peng International Ltd is incorporated in the State of Nevada and is subject to the United States federal corporate income. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended June 30, 2022 and 2021 and for the nine months ended June 30, 2022 and 2021.

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

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for three months ended June 30, 2022 and 2021 and for the nine months ended June 30, 2022 and 2021; therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	Three Months Ended June 30				Nine Months Ended June 30
	2022		2021		2022		2021
Current	$		$		$		$
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total current		-		-		-		-

Deferred
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total deferred		-		-		-		-

Total income tax expense		$-		$-		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Loss before income tax expense	$(689,999)	$(1,627,187)	$(966,818)	$(2,272,265)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.5%	3.5%	3.2%	3.6%
Tax effect of non-deductible expenses	(0.1)%	(0.1)%	(0.6)%	(0.2)%
Change in valuation allowance	(24.4)%	(24.4)%	(23.6)%	(24.4)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

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

As of June 30, 2022 and September 30, 2021, the Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 12 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of June 30, 2022 and September 30, 2021:

Assets/liabilities	Classification	June 30, 2022	September 30, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$609,122	$282,466

Liabilities
Current
Operating lease liabilities - current	Current operating lease liabilities	$240,062	$229,337

Long-term
Operating lease liabilities – net of current portion	Long-term operating lease liabilities	$320,846	$53,129

Total lease liabilities		$560,908	$282,466

The operating lease expense for the nine months ended June 30, 2022 was as follows:

		Nine Months Ended June 30		Three Months Ended June 30
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	General and administrative	$311,190	$227,132	$118,486	$79,483
Total lease cost		$311,190	$227,132	$118,486	$79,483

Maturities of operating lease liabilities as of June 30, 2022 were as follow:

Maturity of Lease Liabilities	Operating Leases
2022 (remaining)	$150,688
2023	324,961
2024	275,937
Thereafter	-
Total lease payments	$751,586
Less: interest	(190,678)
Present value of lease payments	$560,908

Supplemental information related to operating leases was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$64,218	$70,862	$338,706	$218,511
New operating lease assets obtained in exchange for operating lease liabilities	$33,221	$-	$608,762	$71,045

	June 30, 2022	September 30, 2021
Weighted average remaining lease term	2.51 years	1.1 years
Weighted average discount rate	4.75%	4.75%

The amortization expense was $127,369 and $66,314 for the three months ended June 30, 2022 and 2021 and $305,054 and $213,963 for the nine months ended June 30, 2022 and 2021, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with a related party, Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.14 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) paid approximately $0.34 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.8 million (RMB5,250,000), is payable upon the completion of the implementation of Smart Kiosks. Both parties are entitled to exercise the Force Majeure Clause of the contract signed between both parties and have expressed the intention to progress with the development of the Smart Kiosks, and thereafter, with the construction and operation of the same as soon as the circumstances allow.

In April 2022, we entered into construction contracts with two contractors for the renovation of our new office in Beijing. Total contract amount for these two construction services is approximately $142,251. As of June 30, 2022, we had paid a total amount of $91,568. The remaining balance approximately $50,000 will be payable upon the completion of the renovation. We expected the renovation of our new office to be completed by the end of August 2022.

NOTE 14 - SUBSEQUENT EVENT

On July 18, 2022, King Eagle (China) and KP Industrial entered into an equity transfer agreement with both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye that Guoxin Zhengye transferred its 8% ownership in King Eagle (China) to KP Industrial. After the transfer, King Eagle (China) became a wholly owned subsidiary of KP Industrial. Such transfer was approved and effective on August 5, 2022.

As of June 30, 2022, other than the described above, the Company evaluated and concluded that there are no other subsequent events that have occurred that would require recognition or disclosure in the financial statements other than as disclosed above.

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

Smart Kiosk

In March 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with a related party, Guoxin Star Network Co., Ltd. who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. The construction of Smart Kiosk was initiated and administered by Guoxin Ruilian Group Co., Ltd. After the completion of the construction of Smart Kiosk, Guoxin Ruilian Group Co., Ltd assigned its wholly-owned subsidiary, Guoxin Star Network Co., Ltd to cooperate with King Eagle (Tianjin) in development of Smart Kiosk. The Smart Kiosk is a physical platform which focuses on developing a “small shop economy.” It is integrated with the King Eagle Mall which creates a “social, health and physical store” to provide people with more professional and comprehensive preventive health care products and services. Smart Kiosk is a principal component of our business.

The smart service kiosk will function as a physical customer service center and community marketing for attracting customers, providing customer services, promoting our 500+ preventive health care and health related household products and introducing concepts of maintaining a healthy life. 5G internet connection will also be available for our customers to connect to our online application, King Eagle Mall, so that our customers can access King Eagle Mall and place orders for our products.

Recent Developments

COVID-19 Update

During the third quarter of 2022, as the PRC central and local government strived to combat the rising COVID-19 cases, the COVID-19 strict control measures remained effective in major cities in the PRC. The Company continues to focus its business through its online platform, King Eagle Mall, to mitigate the adverse impacts by COVID-19. In fact, the pandemic increased the overall public health consciousness in the PRC and the Company continued to incur a significant growth in its average monthly online sale revenue by $522,794 or 179.2% from $291,736 for the nine months ended June 30, 2021 to $814,530 for the nine months ended June 30, 2022 and by $63,523 or 42.2% from $150,676 for the three months ended June 30, 2021 to $214,199 for the three months ended June 30, 2022.

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

Financial Operations Overview

Results of Operations for the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022		2021
	Amount	% of revenue	Amount	% of revenue

Revenues	$642,596	100.0%	$452,027	100.0%
Cost of revenues	105,597	16.4	205,595	45.5
Gross profit	536,999	83.6	246,432	54.5
Operating expenses:
General and administrative expenses	460,024	71.6	1,154,502	255.4
Selling expense	767,506	119.4	719,561	159.2
Total operating expenses	1,227,530	191.0	1,874,063	414.6
Loss from operations	(690,531)	(107.4)	(1,627,631)	(360.1)
Other income	532	0.1	444	0.1
Loss before income taxes	(689,999)	(107.3)	(1,627,187)	(360.0)
Income tax expense	-	-	-	-
Net loss	$(689,999)	(107.3)%	$(1,627,187)	(360.0)%

Revenues

For the three months ended June 30, 2022 and 2021, revenues amounted to $642,596 and $452,027, respectively. Our revenues primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. Compared to the three months ended June 30, 2021, we generated a higher revenue amount during the three months ended June 30, 2022 as our service agents initiated more marketing and promotional activities for our online platform and products during the three months ended June 30, 2022. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2022 and 2021 were $105,597 and 205,595, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We incurred a higher cost of revenue for the three months ended June 30, 2021, compared to that in the same period in 2022. During the three months ended June 30, 2021, our sales orders were mainly related to our selected products of which the cost was higher than our self-operated products. On the other hand, during the three months ended June 30, 2022, our customers tended to order our self-operated products. Accordingly, our cost of revenue for the three months ended June 30, 2021 was higher compared to that for the same period in 2022.

Gross profit

For the three months ended June 30, 2022, and 2021, our gross profit amounted to $536,999 or 83.6% and $246,432 or 54.5%, respectively. Our gross profit amount and margin for the three months ended June 30, 2022 was higher than that for the same period in 2021 due to the reasons as mentioned above.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended June 30, 2022 and 2021, our total operating expenses were $1,227,530 and $1,874,063, respectively. We experienced a higher amount of operating expenses in the three months ended June 30, 2021, compared to the same period in 2022 primarily due to the higher general and administrative expenses in the three months ended June 30, 2021.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $460,024 and $1,154,502, respectively. The decrease in general and administrative expenses by $694,478 during the three months ended June 30, 2022 was primarily triggered by a plummet in professional services fees by $612,807 together with a shrinkage in employee compensation and benefits by $13,388, travel, transportation, and gasoline by $2,328 and others by $106,351, offset by an increase in lease and building management expenses by $18,754, meals and entertainment by $2,753, and depreciation and amortization by $4,145.

Compared to the same period in 2022, we incurred higher professional fees in the three months ended June 30, 2021 as we recruited more consultants to assist our reverse acquisition that was completed in May 2021. During the three months ended June 30, 2022, the basic salary amounts of our new executives and consultant of King Eagle (Tianjin) were reduced after our former CEO of the Company resigned on December 1, 2021. Our travel, transportation and gasoline expense in the three months ended June 30, 2022 was reduced as we strike to minimize the travel of our executives in order to reduce overhead costs. On the contrary, our lease, building management and the associated moving and relocation expenses were higher in the three months ended June 30, 2022 as we moved to new office location and incurred additional rent payment for the new office in Beijing. During the three months ended June 30, 2022, we incurred additional meals and entertainment expense for our executives, staff and business partners for appreciating for their efforts to increase sales volume and we recognized an additional depreciation amount, $2,806, for the relative leasehold improvements as the estimated useful life of leasehold improvements of the former office location in Beijing was adjusted.

Our general and administrative expenses for the three months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended June 30,
	2022	2021
Employee compensation and benefit	$130,377	$143,765
Office rent and building management	134,389	115,635
Office supplies and meeting	25,390	10,646
Professional services fee	122,648	735,455
Travel, transportation and gasoline	9,328	11,656
Meals and entertainment	12,688	9,935
Depreciation and amortization	7,071	2,926
Others	18,133	124,484
Total	$460,024	$1,154,502

Selling expense

For the three months ended June 30, 2022 and 2021, selling expense amounted to $767,506 and $719,561, respectively. Our selling expense for the three months ended June 30, 2022 slightly increased by $47,945 compared to that for the same period in 2021. Compared to the three months ended June 30, 2021, our service agent fee and advertising expense were climbed by $213,291 and $16,471, respectively. During the three months ended June 30, 2022, as we aimed to increase our sales revenue and expand our market share, our service agents initiated more marketing and promotional activities for our online platform and products. Our sales and marketing department launched marketing activities in various cities which resulted in a higher advertising expense. The overall increase was offset by a decrease in employee compensation and benefits by $32,458, office supplies by $95,236, meals and entertainment by $8,800 and others by $44,411.

Our selling expense, which was primarily incurred by our sales and marketing department, for the three months ended June 30, 2022 and 2021 included the following:

	Three Months Ended June 30,
	2022	2021
Service agents	$618,389	$405,098
Employee compensation and benefit	106,941	139,399
Office supplies and meeting	6,811	102,047
Travel, transportation and gasoline	12,928	13,430
Meals and entertainment	1,220	10,020
Depreciation and amortization	1,065	1,475
Advertising	20,152	3,681
Others	-	44,411
Total	$767,506	$719,561

Other income

Other income primarily included bank interest income, foreign exchange gain or loss and other service income. Our other income for the three months ended June 30, 2022 and 2021 were $532 and $444, respectively. Since the first quarter of 2022, we incurred an additional source of income related to online technical support services of our supplement products provided to a corporate customer. During the three months ended June 30, 2022, we recognized $4,280 related to the provision of this services in other income, which was offset by a loss on disposal of furniture and fixture in an amount of $3,809. Other income for the three months ended June 30, 2021 was mainly related to interest income from our bank deposits.

Income tax expense

For the three months ended June 30, 2022 and 2021, the income tax expense of the Company was $nil. During the three months ended June 30, 2022, our entities incurred book loss and tax loss. The Company recognized a full valuation allowance against the deferred tax assets of these entities as it believes that it is more likely than not that these entities will not recognize its deferred tax assets in a near future. During the three months ended June 30, 2021, the Company generated net loss before income tax and the Company recognized a full valuation allowance against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not recognize its net operating loss carryforwards in a near future or before it expires.

Net loss

As a result of the factors discussed above, the Company posted a net loss in an amount of $689,999 and $1,627,187 for the three months ended June 30, 2022 and 2021, respectively.

Foreign currency translation adjustment

The functional currency of our operation in PRC is Chinese Yuan or Renminbi (“RMB”) and while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain(loss) of $145,766 and $(24,731) for the three months ended June 30, 2022, and 2021, respectively.

Comprehensive income (loss)

The Company recognized a comprehensive loss in an amount of $544,233 and $1,651,918 for the three months ended June 30, 2022 and 2021, respectively.

Results of Operations for the Nine Months Ended June 30, 2022 and 2021

	Nine Months Ended June 30,
	2022		2021
	Amount	% of revenue	Amount	% of revenue

Revenues	$7,330,768	100.0%	$2,625,621	100.0%
Cost of revenues	1,152,271	15.7	521,478	19.9
Gross profit	6,178,497	84.3	2,104,143	80.1
Operating expenses:
General and administrative expenses	1,278,220	17.4	2,055,591	78.3
Selling expense	5,901,192	80.5	2,321,682	88.4
Total operating expenses	7,179,412	97.9	4,377,273	166.7
Loss from operations	(1,000,915)	(13.6)	(2,273,130)	(86.6)
Other income	34,097	0.5	865	0.0
Loss before income taxes	(966,818)	(13.1)	(2,272,265)	(86.6)
Income tax expense	-	-	-	-
Net loss	$(966,818)	(13.1)%	$(2,272,265)	(86.6)%

Revenues

For the nine months ended June 30, 2022 and 2021, revenues amounted to $7,330,768 and $2,625,621, respectively. Our revenues primarily included the sale of health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. Our revenue amount during the nine months ended June 30, 2022 was as three times as much as it was for the nine months ended June 30, 2021 as our service agents initiated more marketing and promotional activities for our online platform and products during the nine months ended June 30, 2022. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Cost of revenue

Our cost of revenue for the nine months ended June 30, 2022 and 2021 were $1,152,271 and $521,478, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We incurred a higher cost of revenue for the nine months ended June 30, 2022, compared to that in the same period of 2021 because we generated a higher revenue amount during the nine months ended June 30, 2022 as discussed above.

Gross profit

For the nine months ended June 30, 2022 and 2021, our gross profit amounted to $6,178,497, or 84.3%, and $2,104,143, or 80.1%, respectively. Our gross profit margin for the nine months ended June 30, 2022 was slightly higher than that for the same period in 2021 because, during the period from April through June 2021, our customers tended to purchase more selected products. Our selected products mainly consist of agricultural products, which have a higher cost of revenue than the self-operated products. As such, we generated a lower profit margin during the nine months ended June 30, 2021.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the nine months ended June 30, 2022 and 2021, our total operating expenses were $7,179,412 and $4,377,273, respectively. We experienced significantly higher operating expenses in the nine months ended June 30, 2022, compared to the same period in 2021, primarily due to higher selling expenses.

General and administrative expenses

General and administrative expenses for the nine months ended June 30, 2022 and 2021 were $1,278,220 and $2,055,591, respectively. The decrease in general and administrative expenses during the nine months ended June 30, 2022 by $777,371 was triggered by a decline in employee compensation and benefits by $66,424, office supplies and meeting by $15,963, professional fees by $624,747, travel, transportation, and gasoline by $25,945, and others by $121,520, offset by an increase in lease and building management expenses by $36,830, meals and entertainment by $9,282, and depreciation and amortization by $31,116. During the nine months ended June 30, 2022, the basic salary amounts of our new executives and consultant to King Eagle (Tianjin) were reduced after the former CEO of the Company resigned on December 1, 2021. Our office supplies and meeting expenses for the nine months ended June 30, 2022 also decreased compared to the same period in 2021. During the nine months ended June 30, 2021, we continued to incur additional office supplies and decoration expense, as we started our operations in July 2020. Compared to the same period in 2022, we incurred higher professional fees in the nine months ended June 30, 2021 as we recruited more consultants to assist with our reverse acquisition that was completed in May 2021. Our travel, transportation, and gasoline expense for the nine months ended June 30, 2022 was reduced as we minimized the travel of our executives in order to reduce overhead costs. On the contrary, our lease, building management, and the associated moving and relocation expenses were higher in the nine months ended June 30, 2022 as we moved to a new office location and incurred an additional rent payment for the new office in Beijing. During the nine months ended June 30, 2022, we incurred additional meals and entertainment expense for our executives, staff, and business partners for appreciating their efforts to increase sales volume. We recognized an additional depreciation amount, $17,924, for the leasehold improvements of the former office location as the estimated useful life of the relative leasehold improvements was adjusted.

Our general and administrative expenses for the nine months ended June 30, 2022 and 2021 were comprised of the following:

	Nine Months Ended June 30,
	2022	2021
Employee compensation and benefit	$446,916	$513,340
Office rent and building management	354,903	318,073
Office supplies and meeting	41,895	57,858
Professional services fee	303,800	928,547
Travel, transportation and gasoline	16,935	42,880
Meals and entertainment	35,851	26,569
Depreciation and amortization	39,678	8,562
Others	38,242	159,762
Total	$1,278,220	$2,055,591

Selling expense

Our selling expense, which was primarily incurred by our sales and marketing department, for the nine months ended June 30, 2022 and 2021 were $5,901,192 and $2,321,682, respectively. Compared to the nine months ended June 30, 2021, our selling expense for the nine months ended June 30, 2022 rose by $3,579,510. Such significant increase was primarily driven by an increase in service agent fees by $3,559,731 as our service agents initiated more marketing and promotional activities for our online platform and products. Compared to the nine months ended June 30, 2021, the average monthly revenue from our online sales for the same period in 2022 increased by approximately $0.5 million, from approximately $0.3 million for the nine months ended June 30, 2021 to approximately $0.8 million for the same period in 2022. The increase in selling expense also included an increase in employee compensation and benefits of $53,904, travel and transportation of $43,347, meals and entertainment of $37,804, and advertising of $28,521. During the nine months ended June 30, 2022, as we aimed to increase our sales revenue and expand our market share, we increased the number of employees in our sales and marketing department, which occurred in the first quarter of 2022, and our sales and marketing department launched marketing activities in various cities which resulted in higher travel and transportation, meals and entertainment, and advertising expenses.

Our selling expense included the following:

	Nine Months Ended June 30,
	2022	2021
Service agents	$5,274,068	$1,714,337
Employee compensation and benefit	401,610	347,706
Office supplies and meeting	56,906	151,561
Travel, transportation and gasoline	64,263	20,916
Meals and entertainment	51,915	14,111
Depreciation and amortization	4,214	3,433
Advertising	34,782	6,261
Others	13,434	63,357
Total	$5,901,192	$2,321,682

Other income

Other income primarily included bank interest income, foreign exchange gain or loss, and other service income. Our other income for the nine months ended June 30, 2022 and 2021 was $34,097 and $865, respectively. Since the first quarter of 2022, we incurred an additional source of income related to online technical support services of our supplement products provided to a corporate customer. During the nine months ended June 30, 2022, we recognized $36,130 related to the provision of this services in other income, offset by a loss on disposal of furniture and fixture of $3,809. Other income for the nine months ended June 30, 2021 included bank interest income of $592 and other income of $273.

Income tax expense

For the nine months ended June 30, 2022 and 2021, the income tax expense of the Company was nil. During the nine months ended June 30, 2022, King Eagle (Tianjin) incurred book income before income tax and taxable income and utilized net operating loss carryforwards to offset its entire taxable income. KPIL, the subsidiaries in Hong Kong, and King Eagle (China) incurred book loss and tax loss. The Company recognized a full valuation allowance against the deferred tax assets of these entities as it believes that it is more likely than not that these entities will not recognize deferred tax assets in the near future. During the nine months ended June 30, 2021, the Company generated a net loss before income tax and recognized a full valuation allowance against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not recognize its net operating loss carryforward in the near future or before it expires.

Net loss

As a result of the factors discussed above, the Company posted net losses of $966,818 and $2,272,265 for the nine months ended June 30, 2022 and 2021, respectively.

Foreign currency translation adjustment

The functional currency of our operation in the PRC is the Chinese Yuan or Renminbi (“RMB”) while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than our functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain (loss) of $111,684 and $(32,716) for the nine months ended June 30, 2022 and 2021, respectively.

Comprehensive income (loss)

The Company recognized comprehensive losses of $855,134 and $2,304,981 for the nine months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022 and September 30, 2021, we had a cash and cash equivalents balance of $263,740 and $2,059,685, respectively.

For the nine months ended June 30, 2022, net cash used in operating activities totaled $1,689,741. Operating cash outflow was mainly attributable to the net loss of $966,818, a decrease in trade and other payables of $658,014 and lease payments to lessors of $353,325. The cash outflow was offset by non-cash items: depreciation and amortization of $43,892, right-of-assets amortization of $305,054, and a loss on disposal of property and equipment of $3,809.

Net cash used in investing activities totaled $95,981, including the purchase of office and computer equipment of $856 and a payment for construction-in-progress related to the renovation of our new office in Beijing of $95,125.

There was no financing activity for the nine months ended June 30, 2022.

Effect of exchange rate change on cash totaled $10,223. The resulting change in cash for the period was a decrease of $1,795,945.

For the nine months ended June 30, 2021, net cash provided by operating activities totaled $55,079. Operating cash inflow was mainly attributable to an increase in trade and other payables of $1,341,656 and advance from customers of $1,551,753, as well as receipt of a deposit refund of $76,364, offset by the net loss of $2,272,265, repayments to a related party of $232,296, prepayment to our vendors and counter party for construction and development of smart kiosks of $368,285, and decrease in other receivables of $48,643.

Net cash used in investing activities amounted to $10,108 for the nine months ended June 30, 2021. The decrease in net cash provided by investing activities was triggered by the purchase of equipment for $7,437 and acquisition of trademarks of $2,671.

There was no financing activity for the nine months ended June 30, 2021.

Effect of exchange rate change on cash totaled $8,367. The resulting change in cash for the period was an increase of $53,338.

The following table sets forth a summary of changes in our working capital as of June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
Current Assets	$971,522	2,871,157
Current Liabilities	4,297,655	5,189,941
	$(3,326,133)	(2,318,784)

We require additional cash of approximately $1.1 million within the next twelve months, primarily related to third party vendors payables. In an effort to support and maintain our financial position and operations, the Company focused on increasing its revenue through its online platform and trimming its overhead costs. As aforementioned, since the first quarter of 2022, our average monthly online sales have increased. We continue to exert efforts to increase our sales volume and reduce administrative costs. Simultaneously, our director continues to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the nine months ended June 30, 2022, the Company incurred cash outflows from operating activities of $1,689,741, a net loss of $966,818, and negative working capital of $3,326,133. Moreover, as the COVID-19 outbreak continues, while some areas in the PRC have opened up recently, majority of the areas in the PRC are still under the tighten control and lockdown and the government agencies in those affected areas in the PRC still remain closed. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. The financial liquidity of the Company has declined to very unhealthy level in this quarter due to the decline in the balance of cash and cash equivalent. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. The Company continues to focus on increasing its revenue through its online platform and slimming its administrative costs. For example, we reduced the compensation and benefits of our executives, decreased office supplies expense and trimmed executive travel expenses. Additionally, our director will provide financing to meet our working capital requirements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the quarter ended June 30, 2022, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter ended June 30, 2022 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our common stock, in which an adverse decision could have a material adverse effect.

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

KUN PENG INTERNATIONAL LTD

Date: August 15, 2022	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: August 15, 2022	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan, Chief Financial Officer

