Form 10-Q/A
period 2022-06-30
Kun Peng International Ltd.
filed 2022-08-16
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Kun Peng International Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on August 15, 2022 (the “Original 10-Q”), for the purpose of filing Exhibits 31.1, 31.2, 32.1 and 32.2, which were inadvertently omitted from the Original 10-Q.

This Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original 10-Q. This Amendment consists solely of the preceding cover page, this Explanatory Note, the Exhibit Index, the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2.

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

KUN PENG INTERNATIONAL LTD

Date: August 16, 2022	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: August 16, 2022	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan, Chief Financial Officer