Form 10-K
period 2022-09-30
Kun Peng International Ltd.
filed 2022-12-29
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-169805

KUN PENG INTERNATIONAL LTD.
(Exact name of issuer as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1F, Building 3, No 1001 Huihe South Street Banbidian Village Gaobeidian Town, Chaoyang District Beijing, PRC	100025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + 86-10-87227012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 112,215,560 shares of common stock held by non-affiliates of the registrant as of March 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,221,556 based on the last sale price of the registrant’s common stock on such date of $0.10 per share on the OTC Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 20, 2022, the registrant had 400,000,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any historical results and future results, performances, or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

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

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and, for the purposes of this report only, references to:

●	“China” and “the PRC” are to the People’s Republic of China;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Guoxin Zhengye” are to Guoxin Zhengye Enterprise Management Co., Ltd., a PRC company;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“KP International” are to Kun Peng International Holding Limited, a British Virgins Island company and wholly owned subsidiary of Kun Peng International Ltd.;

●	“KP (Hong Kong)” are to Kun Peng (Hong Kong) Industrial Development Limited, a Hong Kong company and wholly owned subsidiary of KP International;

●	“KP Industrial” are to Kunpeng (China) Industrial Development Company Limited, a Hong Kong company and wholly owned subsidiary of KP International;

●	“King Eagle (China)” are to King Eagle (China) Co., Ltd., a PRC company and a wholly owned subsidiary of KP Industrial;

●	“King Eagle VIE” and “King Eagle (Tianjin)” are to King Eagle (Tianjin) Technology Co., Ltd., a PRC company and a variable interest entity;

●	“member(s)” are to customers who have opened an account with King Eagle VIE so as to make purchases on one of our e-commerce platforms;

●	“MOFCOM” are to the Ministry of Commerce of the People’s Republic of China;

●	“NDRC” are to the National Development and Reform Commission of the People’s Republic of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“SAFE” are to the State Administration of Foreign Exchange of the People’s Republic of China;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

●	“VIE Agreements” are to the agreements entered into by and between King Eagle (China) and King Eagle (Tianjin) to qualify King Eagle (Tianjin) as a variable interest entity, specifically, the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement.

●	“we,” “us,” “our,” “KPIL,” “CXN,” “the Company,” and “our Company” are to the combined business of Kun Peng International Ltd. (formerly CX Network Group, Inc.), a Nevada corporation, and its subsidiaries and other consolidated entities.

Part I

ITEM 1. BUSINESS

Regulatory Overview - Legal and Operational Risks

Kun Peng International Ltd. (“KPIL”) is not a Chinese operating company but rather a Nevada holding company with operations in the PRC conducted by our PRC subsidiary (King Eagle (China) Co., Ltd.) through contractual agreements with a variable interest entity (“VIE”) (King Eagle (Tianjin) Technology Co., Ltd.), as discussed in greater detail below, which structure involves unique risks to shareholders and investors including but not limited to the following:

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with King Eagle VIE which give us effective control over and enable us to obtain substantially all of the economic benefits arising from these business operations.

●	Although we have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and the King Eagle VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, but have not been tested in court, KPIL faces uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, King Eagle VIE’s financial performance, and the value of a shareholder’s KPIL shares.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial impact on KPIL’s business and consequently on the value of KPIL’s securities.

●	Shareholders do not have a direct equity ownership interest in King Eagle VIE but control and receive the economic benefits of its business operations in China through the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in your shares significantly declining in value or becoming worthless.

●	Because all of our operations are conducted in the PRC through our wholly owned subsidiary the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of your shares.

●	Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. We do not believe that our company constitutes a critical information infrastructure operator pursuant to the Cybersecurity Review Measures that became effective in April 2020. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities.

●	KPIL’s PRC subsidiary’s ability to distribute dividends is based upon its distributable earnings. Current PRC regulations permit our PRC subsidiary to pay dividends to its shareholders only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. This reserve is not distributable as cash dividends.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China, and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiary. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiary.

Please see Item 1A “Risk Factors” beginning on page 26 of this Annual Report for additional information.

Corporate History and Structure

Kun Peng International Ltd. (formerly known as CX Network Group, Inc.)

The Company was incorporated in the State of Florida on September 3, 2010, under the name of “mLight Tech, Inc.” (“MLGT”). On July 11, 2017, MLGT merged with and into CX Network Group, Inc. (“CXKJ”), a company incorporated in Nevada on July 25, 2005, with CXKJ as the surviving corporation pursuant to an agreement and plan of merger (the “Merger Agreement”) dated July 3, 2017.

Pursuant to the Merger Agreement, immediately after the effective time of the Merger, the Company’s corporate existence is governed by the laws of the State of Nevada and the Articles of Incorporation and bylaws of the Company (the “Domicile Change”), its name was changed to CX Network Group, Inc. (the “Name Change”), and each outstanding share of MLGT’s common stock, par value $0.0001 per share, was converted into 0.0667 outstanding share of common stock of CXKJ, par value $0.0001 per share, at a one-for-fifteen reverse split ratio (the “Reverse Stock Split”) which resulted in reclassification of capital from par value to capital in excess of par value. Immediately prior to the effectiveness of the Reverse Stock Split, we had 217,300,000 shares of common stock of MLGT issued and outstanding. Immediately upon the effectiveness of the Reverse Stock Split, we had 14,486,670 shares of common stock of CXKJ issued and outstanding.

The Name Change, the Domicile Change, and the Reverse Stock Split were effective as of July 12, 2017. Subsequently, the Company’s trading symbol for its common stock was changed to “CXKJ.”

On March 20, 2018, CXKJ, Chuangxiang Holdings Inc., a company incorporated on February 4, 2016 under the laws of the Cayman Islands (“CX Cayman”), Continent Investment Management Limited, a British Virgin Islands company (“Continent”), and Golden Fish Capital Investment Limited, a British Virgin Islands company (“Golden Fish,” and, together with “Continent,” the “CX Cayman Stockholders”) entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which CXKJ acquired 100% of the issued and outstanding equity securities of CX Cayman in exchange for 5,350,000 shares of common stock, par value $0.0001 per share, of CXKJ (the “Share Exchange”). As a result of the Share Exchange, CX Cayman became the Company’s wholly owned subsidiary.

Immediately prior to the Share Exchange, we were a shell company with no significant assets or operations. As a result of the Share Exchange, we operated through our PRC affiliated entity, namely Chuangxiang Network Technology (Shenzhen) Limited, located in Shenzhen, China, (“CX Network”). CX Network’s business focused on the development and operation of online dating and mobile gaming products either developed and operated by it, developed by it but co-operated by third parties, or developed by third parties but co-operated by it.

On March 30, 2021, certain of our shareholders (the “Sellers”) and a certain investor (the “Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchaser acquired 16,683,334 shares of common stock, par value $0.0001 per share, of the Company for an aggregate purchase price of $255,000, subject to satisfaction or waiver of the closing conditions set forth in the SPA.

In connection with the SPA, on the same day, we entered into a spin-off agreement (the “Spin-Off Agreement”) with CX Cayman (the “Spin-Off Subsidiary”), and Continent Investment Management Limited and Golden Fish Capital Investment Limited, (together, the “Spin-Off Subsidiary Buyers”). Pursuant to the Spin-Off Agreement, the Spin-Off Subsidiary Buyers received all of the issued and outstanding capital stock of the Spin-Off Subsidiary at a purchase price of $1. As a result, the Spin-Off Subsidiary Buyers became the sole equity owners of the Spin-Off Subsidiary and the Company has no further interest in the Spin-Off Subsidiary.

On May 17, 2021, we entered into a Share Cancellation Agreement with a stockholder, Wenhai Xia, to cancel an aggregate of 15,535,309 shares of the Company’s common stock owned by the stockholder.

On May 17, 2021, we entered into a Share Exchange Agreement with Kun Peng International Holding Limited (“KP International Holding”) and the holders of all of the outstanding capital stock of KP International Holding. Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of KP International Holding and, in exchange, we issued to the five former shareholders of KP International Holding an aggregate of 34,158,391 shares of the Company’s common stock. As a result of the share exchange (the “2021 Share Exchange”), on May 17, 2021, KP International Holding became our wholly owned subsidiary and the former shareholders of KP International Holding became the holders of approximately 85% of our issued and outstanding capital stock on a fully diluted basis. For accounting purposes, the transaction with KP International Holding was treated as a reverse acquisition, with KP International Holding as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of KP International Holding and its subsidiaries and consolidated entities. As a result of the reverse acquisition, the Company is engaged in the sale of health care products and services through its online platform in the PRC.

Effective October 12, 2022, we increased our authorized common stock from 200,000,000 shares, par value $0.0001, to 1,000,000,000 shares, par value $0.0001, and on October 18, 2022, we effected a 10:1 forward stock split after which we have 400,000,000 shares of common stock issued and outstanding.

On November 8, 2022, the Company changed its name from CX Network Group, Inc. to Kun Peng International Ltd. and its trading symbol was changed to “KPEA.”

On November 11, 2022, the Company received an electronic notice that OTC Markets had approved its application for uplisting from OTC Pink to the OTCQB Venture Market (OTCQB). The Company’s securities commenced trading on the OTCQB at the market open on November 14, 2022. The Company’s shares trade on the OTCQB under the current ticker symbol, “KPEA.”

Kun Peng International Holding Limited

KP International Holding was incorporated in the British Virgin Islands on April 20, 2021. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kunpeng (China) Industrial Development Company Limited (“KP Industrial”), incorporated in Hong Kong on August 11, 2017, at a cash consideration of $0.129 (HK$1). After the ownership transfer, KP International Holding became the sole shareholder of KP Industrial. KP International Holding is a holding company.

Kunpeng (China) Industrial Development Company Limited

Kunpeng (China) Industrial Development Company Limited (“KP Industrial”) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of the company is 10,000 ordinary shares at $1,292 (HKD10,000) and, prior to its acquisition by KP International Holding, it was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to Kunpeng (China) Industrial Development Company Limited and filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phase and on developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly owned subsidiary of KP International Holding on May 3, 2021.

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in the People’s Republic of China on March 20, 2019, with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP Industrial at the time of establishment. KP Industrial transferred a 15% interest, approximately $2.2 million (RMB 15 million), to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, PRC, on November 2, 2020.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd. entered into equity transfer agreements with KP Industrial and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd. and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the equity transfer agreements, Guoxin Ruilian Group Co., Ltd. agreed to transfer an 8% ownership interest in King Eagle (China) to Guoxin Zhengye and its remaining 7% ownership in King Eagle (China) to KP Industrial on April 20, 2021. After the transfer, KP Industrial and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively. Guoxin Zhengye agreed to transfer its 8% ownership interest in King Eagle (China) to KP Industrial on August 26, 2022. As a result of the transfer, KP Industrial is the sole shareholder of King Eagle (China).

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle VIE”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle VIE. It is owned by multiple individuals: Chengyuan Li (approximately 45.5%), Xiujin Wang (approximately 10.5%), Yuanyuan Zhang (approximately 10%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), Zhandong Fan and Hui Teng (each of whom owns approximately 5%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Chengyuan Li is a director and Yuanyuan Zhang is Chief Financial Officer of the Company.

Some of the business engaged in by King Eagle VIE is restricted or prohibited for foreign investment under PRC regulations. Therefore, King Eagle (China) entered into the VIE Agreements with King Eagle VIE and its shareholders. We do not own any equity interests in King Eagle VIE, but control and receive the economic benefits of its business operations through the VIE Agreements. The VIE Agreements enable us to provide King Eagle VIE with consulting services on an exclusive basis, in exchange for all of its annual profits, if any. In addition, we are able to appoint its senior executives and approve all matters requiring approval of its shareholders. The VIE Agreements are comprised of a Consulting Service Agreement, Business Operation Agreement, Proxy Agreement, Equity Disposal Agreement, and Equity Pledge Agreement, which are described in further detail under “Contractual Arrangements” below.

Under current Chinese laws and regulations, we believe that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle VIE were required to register with SAFE when they established offshore vehicles to hold KP International Holding, and such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle VIE have registered their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle VIE’s financial performance and the enforceability of the VIE Agreements. See “Contractual Arrangements,” below.

King Eagle (Beijing) Technology Co., Ltd.

King Eagle (Beijing) Technology Co., Ltd. (“King Eagle (Beijing)”) was established on December 1, 2022 as a wholly-owned subsidiary of King Eagle VIE. It currently has no operations; however, commencing in January 2023, King Eagle (Beijing) will operate our new online platform.

Kun Peng (Hong Kong) Industrial Development Limited

Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”) was incorporated as a limited liability company in Hong Kong on June 21, 2021. The share capital of this entity upon formation is $0.13 (HK$1). KP (Hong Kong) is a holding company, is wholly owned by Kun Peng International Holding, and is the sole shareholder of Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd. was established as a wholly owned subsidiary of KP (Hong Kong) on August 10, 2021 under the laws of the PRC. It currently has no operations.

The following diagram illustrates our corporate structure as of the date of this report:

The contractual arrangements between King Eagle (China) and King Eagle VIE consist of:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

Contractual Arrangements

While we do not have any equity interest in our consolidated affiliated entities, King Eagle VIE and King Eagle (Beijing), we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses, or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise, or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations, and rules, on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. See “Risk Factors—Risks Related to Doing Business in China—Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and operations” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.” For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Risk Factors—Risks Related to Our Commercial Relationship with VIE(s)”.

On May 15, 2021, King Eagle (China) and the shareholders of King Eagle VIE entered into a series of contractual agreements for King Eagle VIE to qualify as a variable interest entity or VIE (the “VIE Agreements”). The VIE Agreements are summarized as follows:

Consulting Service Agreement

Pursuant to the terms of an Exclusive Consulting Service Agreement dated May 15, 2021 between King Eagle (China) and King Eagle VIE (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider to King Eagle VIE to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitoring, and problem-solving services; employee technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is an amount equal to the excess of King Eagle VIE’s profit before tax in the corresponding year over King Eagle VIE’s losses, if any, in the previous year, necessary costs, expenses, taxes, and fees incurred in the corresponding year, and contributions to the statutory provident fund. King Eagle VIE agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without the prior written consent of King Eagle (China). King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle VIE’s consent, but King Eagle (China) must notify King Eagle VIE of such transfer. The Consulting Service Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to expiration.

The foregoing summary of the Consulting Service Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Consulting Service Agreement, which was filed as Exhibit 10.1 to our Form 8-K dated May 17, 2021.

Business Operation Agreement

Pursuant to the terms of a Business Operation Agreement dated May 15, 2021 among King Eagle (China), King Eagle VIE and the shareholders of King Eagle VIE (the “Business Operation Agreement”), King Eagle VIE has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle VIE is not allowed to conduct any transaction that has a substantial impact upon its operations, assets, rights, obligations, or personnel without King Eagle (China)’s written approval. The shareholders of King Eagle VIE and King Eagle VIE will take King Eagle (China)’s advice on the appointment or dismissal of directors, employment of King Eagle VIE’s employees, and the regular operation and financial management of King Eagle VIE. The shareholders of King Eagle VIE have agreed to transfer any dividends, distributions, or any other profits that they receive as the shareholders of King Eagle VIE to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement may be terminated earlier by King Eagle (China) with a 30-day written notice.

The foregoing summary of the Business Operation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Business Operation Agreement, which was filed as Exhibit 10.2 to our Form 8-K filed dated May 17, 2021.

Proxy Agreement

Pursuant to the terms of a Proxy Agreement dated May 15, 2021 among King Eagle (China) and the shareholders of King Eagle VIE (the “Proxy Agreement”), the shareholders of King Eagle VIE have entrusted their voting rights as King Eagle VIE’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consent of the King Eagle VIE shareholders (100% of whom must approve) and King Eagle (China) or upon a 30-day notice of King Eagle (China).

The foregoing summary of the Proxy Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Proxy Agreement, which was filed as Exhibit 10.3 to our Form 8-K dated May 17, 2021.

Equity Disposal Agreement

Pursuant to the terms of an Equity Disposal Agreement dated May 15, 2021 among King Eagle (China), King Eagle VIE, and the shareholders of King Eagle VIE (the “Equity Disposal Agreement”), the shareholders of King Eagle VIE granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase all or part of King Eagle VIE’s equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The Option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle VIE agreed to give King Eagle (China) the total amount of the exercise price as a gift, or other method, upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle VIE. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

The foregoing summary of the Equity Disposal Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Disposal Agreement, which was filed as Exhibit 10.4 to our Form 8-K dated May 17, 2021.

Equity Pledge Agreement

Pursuant to the terms of an Equity Pledge Agreement dated May 15, 2021 among King Eagle (China) and the shareholders of King Eagle VIE (the “Pledge Agreement”), the shareholders of King Eagle VIE pledged all of their equity interests in King Eagle VIE, including the proceeds thereof, to King Eagle (China) to guarantee King Eagle VIE’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, an “Agreement,” and collectively, the “Agreements”). If King Eagle VIE or its shareholders breach their respective contractual obligations under any Agreement or cause to occur one of the events constituting an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle VIE. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled.

The foregoing summary of the Equity Pledge Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Pledge Agreement, which was filed as Exhibit 10.5 to our Form 8-K dated May 17, 2021.

Our Business

As reported by Gentleman Marketing Agency (“GMA”), a study from Statista states that, between 2020 and 2025, China’s health (functional) foods market is projected to expand by 30%, reaching an estimated RMB244 billion (US$34.3 billion) by 2025. This steady and impressive expansion can only be expected to continue as the demand for health food and dietary supplements is increasing.

The Hong Kong Trade Development Council (“HKTDC”) published an article on China’s Health Food Market in September 2022, which stated that changes in age demographics, domestic child policy and lifestyle has driven the growth of the health food market in the People’s Republic of China.

HKTDC determined that the average age of the population of China is increasing. It cited statistics from the PRC government that the number of people aged 65 or above in mainland China reached 200 million in 2021, or 14.2% of its total population. This age group is expected to increase to 25% of China’s total population by 2030. Currently, the average life expectancy in China is 77.3 years and it is expected to reach 81.9 years by 2040. HKTDC quoted a study from iiMedia Research which found that the main reason seniors purchase health food is to follow their doctor’s advice or to get sufficient essential nutrients to improve their overall health. The study shows that a majority of seniors concentrated on boosting their immunity through health food. Moreover, HKTDC quoted another source that found that nearly 50% of the middle-aged and senior populations in China are willing to spend 40% of their budgets on personal health.

The Center for Strategic and International Studies has pointed out that mainland China replaced its legacy one-child policy with a two-child policy in 2016 and then passed a three-child policy into law in July 2021. HKTDC speculates that the universal implementation of the three-child policy can be expected to increase demand in the maternal and baby health food markets. According to HKTDC, statistics show that 94.7% of pregnant women consume health food products, particularly folic acid, milk power and multi-vitamin tablets, during pregnancy. Further, HKTDC cited a study from iiMedia Research that the maternal and baby health food markets increased by 8.2% between 2020 and 2021 to over RMB70.41 billion (US$9.89 billion) in 2021 and represented 26% of the total market share of health food in mainland China.

According to the above-mentioned article published by Hong Kong Trade Development Council in September 2022, the government of the People’s Republic of China has progressively encouraged its civilians to lead healthy lifestyles and minimize diseases so as to lengthen life expectancy for its people and it introduced the “Healthy China Initiative 2019-2030” in 2019. Intelligence Research Group indicated that sales of health food in mainland China rose by 8.2% in 2021, and that the health food market in mainland China represented 17.8% of global sales in that year and was the second largest health food market in the world. The market of health food in this territory is expected to grow by 6% annually from 2021 through 2025 and is projected to reach RMB328.3 billion (approximately US$46.1 billion) by 2023.

Since the global health issue and the COVID-19 pandemic, people have increased their health and nutrition consciousness. King Eagle (China) believes preventive care is the most effective investment in health. Based on the statistics compiled by Euromonitor, the market size of health care products in China was as follows:

Monteloeder S.L. analyzed that the demand for healthy food in the PRC has increased since the outbreak of COVID-19. It cited data announced by Suning that shows that 2020 Lunar New Year sales volume of health foods increased by 128% compared to 2019.

E-commerce has developed rapidly in the PRC. Management of the Company believes that we are in a new era of e-commerce and that additional characteristics of sharing economy, offline support and social interaction are evolving. We believe the rise of social e-commerce will positively impact the development of our health care business. GMA has stated “Chinese customers are highly active on social media platforms such as Weibo, Douyin, and WeChat. Creating accounts for [your] own brand and teaming up with influencers can be incredibly helpful in terms of increasing brand awareness among the target audience of health food. Additionally, it also allows companies to interact with their potential customers, build relationships and promote their products. Chinese consumers value personal relationships and often prioritize buying from people or companies that they know and bond with.”

To promote awareness of preventive care among the vast population of the PRC, we serve our customers through our mobile (King Eagle Mall) platform and our new online platform.

King Eagle Mall

We developed and launched a mobile social e-commerce platform, King Eagle Mall, which promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services.

The three cores and six features that we are developing through the King Eagle Mall are:

Core 1: Integration of resources in the health care industry

Feature 1	Closed-loop supply chain	Compared with the traditional B2B and B2C marketing models, our mobile application, King Eagle Mall, has a more efficient marketing layout that does not require stocking of inventory and capital investment. All the goods being offered are supported by upstream suppliers. Customers can buy goods more flexibly, and the distribution of goods is accomplished by way of direct supply by manufacturers, which meets the needs of customers and promotes an increase in product sales. This completely closed-loop supply chain is more conducive to the rapid development of King Eagle (China) and enhanced resource utilization.

Feature 2	S2B2C model perfectly provides three-terminal users with the most intuitive service and use value.	S2B2C is an innovative e-commerce model that can drive much greater value innovation than traditional models. This kind of innovation is reflected in S (supplier) and B (platform) working together to provide C (customer) with more thorough services. In other words, S empowers B and supports B to conduct product and service transactions with C, while B and C pass on their needs to S, so that S can better serve B and C, satisfying a wider group and achieving a larger demand channel.

Core 2: Personal health management

Feature 3	Combined with Smart Kiosk to enhance personal care service dimensions	Through our physical platform, Smart Kiosk, we create profiles for each customer to record personal health data and rely on big data analysis to promote all aspects of health-related clothing, food, housing, transportation, and other daily living styles. For example, based on the member’s personal health background and medical history, the kiosk analyzes the health condition of the customer and suggests types of health supplements, food, health-related products, health checking tools, etc. that are suitable for the individual customer.

Feature 4	Connecting to health and wellness experience, improving service height.	Ecological + elderly care + healthy lifestyle experience is an indispensable part of the health industry, and it is also a supply and demand gap that will inevitably appear in industrial development and economic development. For middle and high net worth groups, we provide different types of health and elderly lifestyle experience environments. The Smart Kiosk APP provides full-cycle and full-view high-end services, so that there is a connection between health and living.

Core 3: Wealth value

Feature 5	Sharing Wealth	Health itself is wealth. King Eagle Mall is not just a comprehensive consumer docking platform, it is also a new channel to provide wealth for upstream supply chain enterprises and terminal members. Through the integrated platform, King Eagle (China) shares healthy lifestyle information with its members and meets different health needs of different members.

Feature 6	Quality of Life	To strengthen the concept of healthiness, King Eagle Mall will go deep into every corner of life in the future, providing members with more healthy choices in five areas: clothing, food, home living, daily necessities, and transportation, and guiding our members to lead a healthier and better quality life.

The products focus on health-related products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and strictly selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, health foods for supporting the cardiovascular system and bone joint health, and other categories (for instance, powdered milk, dried fruits). We offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products which can promote and improve a healthier lifestyle of our members. We receive customer orders and may arrange fulfillment with our merchants who are responsible for delivery arrangement or fulfill customer orders through our outsourced networks.

In addition, we operate customer service centers through which our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

New Online Platform

In October 2022, King Eagle (Tianjin) introduced and implemented a new online platform which focuses on promoting and selling our own brand of preventive health care and health related household products to wholesalers and retailers. In the platform’s initial phase, we also sell other well-known and high-quality health food products to enhance our reputation and market share. This online platform is operated at: http://api.kp-tj.com/roomapp/#/home.

As of December 22, 2022, we had approximately 270 wholesale members. Currently, we focus on promoting and selling our own brand of thermal therapy cabin to wholesalers. Equipped with infrared light and at a high temperature approximately like that of a hot spring, this product helps enhance blood circulation and oxygen inhalation and improves insomnia. In addition to the thermal therapy cabin, we promote and sell other popular brands and our own brand of health food products on this new platform.

Smart Kiosks

We introduced the “Smart Kiosk” concept with the support of Guoxin Star Network Co., Ltd and its subsidiaries or affiliates. The construction of Smart Kiosks will be initiated and originally administered by Guoxin Star Network Co., Ltd and its subsidiaries or affiliates. After the construction of each Smart Kiosk (i.e., “physical store”) is completed, Guoxin Star Network Co., Ltd will cooperate with King Eagle VIE in the operation of the Smart Kiosk and in the planning for additional Smart Kiosks. The Smart Kiosk is a physical store which focuses on developing “small shop economy.” It is integrated with the King Eagle Mall which creates a “social, health, and physical store” to provide people with a professional and comprehensive source for preventive health care products and services. The Smart Kiosk is a principal component of our business.

The smart service kiosk functions as a physical store, customer service center, and community marketing tool for attracting customers, providing customer services, promoting our 500+ preventive health care and health related household products, and introducing concepts of maintaining a healthy lifestyle. 5G internet connection is also available for our customers to connect to our online application, King Eagle Mall, so that our customers can access King Eagle Mall and place orders for our products.

On March 31, 2021, King Eagle VIE entered into an agreement with Guoxin Star Network Co., Ltd. under which King Eagle VIE was granted the right to operate 50 Smart Kiosks for five years. As a result of the construction delay caused by the COVID-19 pandemic, the agreement is being amended to delay the commencement of the five-year term until completion of construction of the Smart Kiosks. King Eagle VIE is also entitled to profit sharing from the operation of the Smart Kiosks. For the status of the construction project of Smart Kiosks, please see “COVID-19” on page 15, below

The operation of the Smart Kiosks can be administered in one of three models:

●	Operation by King Eagle VIE: The operation of the Smart Kiosk will be solely administered by King Eagle VIE. Advertising, product promotion, human resources, product display, and sales strategies will be planned, established, and operated by King Eagle VIE. Profit sharing from the operation of the Smart Kiosk will be allocated between King Eagle VIE and the party who will purchase the right-of-use of the Smart Kiosk based on mutually agreed terms.

●	Cooperative operation of health care and health related product suppliers: King Eagle VIE will grant the right of use of Smart Kiosks to its product suppliers who sell their health care and health related household products on King Eagle Mall. The profit sharing will be allocated between King Eagle VIE and those product suppliers based on mutually agreed terms.

●	Franchise operation: Members of King Eagle Mall will be granted the right-of-use of Smart Kiosks to run the business with the training, advertising, sales, and marketing strategies provided by King Eagle VIE. Profit sharing will be allocated between King Eagle VIE and the members based on mutually agreed terms.

Smart Kiosk

Since 2021, due to the COVID-19 pandemic, the central and local governments of the PRC have imposed quarantines and closures in certain affected areas. The approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies. Although mainland China relaxed its COVID-19 policies and controls in early December 2022, the number of cases of COVID-19 is expected to rise. We expect that the approval process at the local government agencies will be initiated in early 2023.

COVID-19

The COVID-19 pandemic has resulted in quarantines, travel restrictions, limitations on social or public gatherings and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies and construction projects of Smart Kiosks were therefore postponed.

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. The number of cases of COVID-19 is expected to increase greatly. Construction of our Smart Kiosks may not be immediate, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks. However, as the pandemic increased overall public health consciousness in the PRC, the Company’s average monthly online sale revenue increased by $0.2 million, or 34.4%, from $0.4 million for the year ended September 30, 2021 to $0.6 million for the year ended September 30, 2022.

Therefore, we do not expect that the virus will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of the global situation with COVID-19. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Strategic Relationships to Provide Comprehensive Health Services

Preventive health care focuses upon the relationship between genetics, environment, physiology, psychology, and lifestyle to assist in addressing health and disease. Physical examinations assist in providing personalized solutions to eliminate the cause of disease and to treat and regulate functional changes, so as to help patients overcome disease and lead healthier lives.

King Eagle (China) is exploring potential strategic relations with health service providers in order to offer its members and customers integrated health conditioning, tracking management, high-level, personalized, and convenient health care, testing, consulting, and other services, based on user testing data in the King Eagle Mall and integrated with global physician resources.

King Eagle (China) intends to develop strategic relationships through which it can create a “social e-commerce + health + physical store” integration platform, using Smart Kiosks (i.e., “the physical stores”) as the conduit to provide people with more professional and comprehensive health services. Functional medicine starts from the relationship between genetics, environment, physiology, psychology, and lifestyle, studying the decline of human function resulting from pathological changes, and finally finding the root cause of the disease. Functional medicine offers comprehensive physical examinations and provides personalized solutions to our members to minimize their health risks and treat and regulate body functions.

Sales and Marketing

We will and do engage in a variety of marketing activities intended to drive user traffic to our mobile application and our new physical stores and to give us the opportunity to introduce our products and services to prospective members. For our online mobile application, King Eagle Mall, we (i) pay various mobile app channels to broadcast our apps to raise awareness of our products and increase their ranking to attract new users; (ii) engage in self-promoting on social media; (iii) advertise our products via our cooperative public platforms; (iv) organize off-line experience events and activities; (v) enter into business alliances with various well-known regional and global health care product business partners and prestigious health organizations; (vi) intend to provide health education on our official website: kp-china.com; and (vii) engage agents to promote our products. With respect to our King Eagle Mall mobile application which we launched in September 2020, our marketing strategy focuses upon seeking well known network and platform providers to broadcast our products and services, improving the products and services to raise our ranking in app stores, and display advertising to increase our exposure so as to attract new users.

Our Customers

Our customers primarily consist of individual members. As of December 22, 2022 and September 30, 2022, King Eagle Mall had approximately 15,172 and 15,077 members, respectively. Our new online platform focuses on wholesalers. As of December 22, 2022, our new online platform had approximately 270 wholesale members.

Customer Service

Our call center and email support teams monitor our mobile applications as well as mobile applications developed by other companies for fraudulent activity, assist members with billing questions, help members complete personal profiles, and answer technical questions. Customer service representatives receive ongoing training in an effort to better personalize the experience for members and paying subscribers who call or email us and to capitalize on upselling opportunities.

Technology

Our internal product teams are focused on the development and maintenance of our online platforms in addition to building and managing our software and hardware infrastructure. We intend to continue investing in the development of new products, such as mobile applications, and enhancing the efficiency and functionality of our existing products and infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security, and scalability in a cost-effective manner. We operate web and database servers co-located at a third-party data center facility in Beijing, PRC.

Our Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the Internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service, and reliability. We compete with a number of large and small companies, including vertically integrated Internet portals and specialty-focused media companies that provide online and offline products and services to the online market we serve.

According to HKTDC, a 2022 mainland health food sector report indicates that the market shares of e-commerce, direct selling, and pharmacies are 40%, 30%, and 20%, respectively. Accordingly, E-commerce has become a major sales channel in the health food industry in mainland China.

King Eagle (China)’s competitors mainly come from social e-commerce platforms, including Pinduoduo (based on the group buying model), Weimeng (providing services for micro-businesses), Taobao, JD, and others.

We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

●	the size and diversity of our member and paying subscriber bases;

●	the timing and market acceptance of our apps, including developments and enhancements to those apps, and features relative to those offered by our competitors;

●	customer service and support efforts;

●	selling and marketing efforts; and

●	our brand strength in the marketplace relative to our competitors.

Competitive advantages

Experienced management

King Eagle (China) acquired talented personnel for developing its online and offline platforms, creating business models, marketing, and management primarily from multi-national corporations, public companies, and prestigious universities.

Support from our stakeholder

King Eagle (China) was incorporated as a limited liability company under the laws of the PRC on March 20, 2019, with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP Industrial at the time of establishment. KP Industrial transferred its approximately $2.2 million (RMB 15 million) or 15% to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP Industrial and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd agreed to transfer its 8% ownership in King Eagle (China) to Guoxin Zhengye and the remaining 7% ownership in King Eagle (China) to KP Industrial on April 20, 2021. After the transfer, KP Industrial and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively. Guoxin Zhengye agreed to transfer its 8% ownership interest in King Eagle (China) to KP Industrial on August 26, 2022. As a result of the transfer, KP Industrial is the sole shareholder of King Eagle (China).

Our Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks, and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

All of our employees have entered into standard employment agreements requiring them to keep confidential all information relating to our customers, methods, business, and trade secrets during their terms of employment with us and thereafter and to assign to us any inventions, technologies, and designs they develop during their term of employment with us.

Copyrights

We own the copyright for our online platform “King Eagle Mall.” Such copyright will expire in July 2031. The software platform was placed in service in September 2020 and offers a variety of preventive health care products and services to our members. The platform provides an upstream supply chain of preventive health care products and downstream health care analysis and advice to our members.

Trademarks

We also developed our business trademarks. In order to protect our intellectual property rights, we have registered our trademarks in the PRC, including without limitation the following:

		Trademark
Country/Area	Trademark	number	Classes
PRC	金嗨购	50368216	9

PRC	金嗨购	50374979	16

PRC	金嗨购	50375007	37

PRC	金嗨购	50377397	39

PRC	金嗨购	50382061	41

PRC	金嗨购	50382076	42

PRC	金嗨购	50392663	43

PRC	金嗨购	50375312	45

PRC		50374965	9

PRC		50371272	16

PRC		50373087	37

PRC		50387468	39

PRC		50369532	41

PRC		50380120	42

PRC		50392663	43

PRC		50387165	45

PRC		50366519	43

PRC		55127695	1

PRC		55146919	3

PRC		55139610	9

PRC		55134787	10

PRC		55132744	35

PRC		55140311	41

PRC		55141993	43

PRC		55132362	5

PRC		55155215	30

PRC		55140329	42

PRC	鲲之味	57843237	21

PRC	鲲之味	63933981	29

PRC	鲲之味	63920505	31

PRC	鲲之味	63919828	33

PRC	鲲之味	63906792	35

PRC	鲲之味	63919846	40

We regard our copyrights and our trademarks important to our success and our competitive position.

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers; we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of presenting the compensation costs of our in-house technology team as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the years ended September 30, 2022 and 2021.

Regulations

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business. See “Risk Factors – Risks Related to Doing Business in China.”

Regulations Regarding Foreign Investment

The Catalogue of Industries for Encouraged Foreign Investment (2020 Edition) (the “Encouraging Catalogue”) was jointly promulgated by the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce (“MOFCOM”) on December 27, 2020, and it came into effect on January 27, 2021. The Special Administrative Measures for Access of Foreign Investment (Negative List) (2020 Edition) (the”2020 Negative List”) was jointly promulgated on June 23, 2020 and took effect on July 23, 2020. The Encouraging Catalogue and the 2020 Negative List categorize industries into three categories - “encouraged,” “restricted,” and “prohibited.” All industries that are not listed under one of “encouraged,” “restricted,” or “prohibited” categories are deemed to be “permitted.” The Encouraging Catalogue and the 2020 Negative List are subject to review and update by the Chinese government from time to time. Our business is classified under the category of “encouraged.”

Regulation Regarding Foreign Exchange Registration of Offshore Investment by PRC

The Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or Circular 37, issued by SAFE and effective on July 4, 2014 regulates foreign exchange matters in relation to the use of special purpose vehicles, or SPVs, by PRC residents or entities to seek offshore investment and financing and conduct round trip investment in China.

Circular 37 and other SAFE rules require PRC residents, including both legal and natural persons, to register with local banks before making a capital contribution to any company outside of China (an “offshore SPV”) with onshore or offshore assets and equity interests legally owned by PRC residents. In addition, any PRC individual resident who is a stockholder of an offshore SPV is required to update his or her registration with the local banks with respect to that offshore SPV in connection with a change of basic information of the offshore SPV such as its company name, business term, the shareholding by the individual PRC resident, merger, division, and with respect to the individual PRC resident in case of any increase or decrease of capital in the offshore SPV, transfer of shares, or swap of shares by the individual PRC resident. Failure to comply with the required SAFE registration and updating requirements described above may result in restrictions being imposed on the foreign exchange activities of the PRC subsidiaries of such offshore SPV, including increasing the registered capital or payment of dividends and other distributions to, and receiving capital injections from, the offshore SPV. Failure to comply with Circular 37 may also subject the relevant PRC residents or the PRC subsidiaries of such offshore SPV to penalties under PRC foreign exchange administration regulations for evasion of applicable foreign exchange restrictions.

Regulations Regarding Foreign Exchange

Under the Foreign Currency Administration Rules promulgated in 1996 and revised in 1997 and 2008 and various regulations issued by SAFE and other relevant PRC government authorities, RMB is convertible into other currencies without prior approval from SAFE only to the extent of current account items, such as trade related receipts and payments, interest, and dividends, and after complying with certain procedural requirements. The conversion of RMB into other currencies and remittance of the converted foreign currency outside the PRC for the purpose of capital account items, such as direct equity investments, loans, and repatriation of investment, requires prior approval from SAFE or its local office. Payments for transactions that take place within China must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local office. Unless otherwise approved, domestic enterprises must convert all of their foreign currency proceeds into RMB.

On August 29, 2008, SAFE promulgated Circular 142 which regulates the conversion by a foreign-funded enterprise of foreign currency into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of Circular 142. Under Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 and Circular 45 could result in severe penalties, such as heavy fines as set out in the relevant foreign exchange control regulations. On July 4, 2014, SAFE promulgated SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014. However, SAFE Circular 36 continues to prohibit foreign-invested enterprises from directly or indirectly using the Renminbi converted from their foreign exchange capital for purposes beyond their business scope. On March 30, 2015, SAFE promulgated Circular 19 to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 36 allowed enterprises established within the pilot areas to use their foreign exchange capital to make equity investments and removed certain other restrictions provided under Circular 142 for these enterprises. Circular 19 removed those restrictions for all foreign-invested enterprises established in the PRC. However, both Circular 36 and Circular 19 continue to prohibit foreign-invested enterprises from, among other things, using the Renminbi funds converted from their foreign exchange capital for expenditures beyond their business scope, providing entrusted loans, or repaying loans between non-financial enterprises.

On June 9, 2016, SAFE promulgated Circular 16, which provides an integrated standard for converting foreign exchange under capital account items (including but not limited to foreign exchange capital and foreign debts) on a discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, and such converted Renminbi shall not be provided as loans to its non-affiliated entities, except where it is expressly permitted in the company’s business license.

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

Business Licenses

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Other than regular business licenses that we have already obtained, there is no special license or permit required for us to engage in the current businesses under PRC laws and regulations.

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. Following the 2021 Share Exchange, we conduct our business through our control of KP International Holding. Each of King Eagle (China), King Eagle VIE, and King Eagle (Beijing) holds a business license that covers its present or planned business.

King Eagle (China)’s business license was issued on April 20, 2021. The scope of King Eagle (China)’s registered business includes, among numerous other things: (i) wholesale sale of daily necessities; (ii) import and export of goods; (iii) Internet sales (except sales of licensed goods); (iv) general merchandise sales; (v) pre-packaged food sales; (vi) pre-packaged health food sales; (vii) health consultation services (excluding diagnosis and treatment services); (viii) sales of agricultural and sideline products; (ix) retail sales of protective equipment for medical personnel; (x) wholesale sales of medical personnel protective equipment; (xi) wholesale sales of medical masks; and (xii) retail sales of medical masks.

King Eagle VIE’s business license was issued on April 16, 2021, and an amendment to the business license was filed on November 5, 2021. The business scope includes, among numerous other things: general items: technical services, technical development, technical consultation, technical exchange, technology transfer, technology promotion; Data processing services; Software development; Conference and exhibition services; Advertising production; Advertising design and agency; Advertising release; Information consulting services (excluding licensed information consulting services); Information technology consulting services; Marketing planning; Etiquette service; Professional design services; Video recording and video production services; Graphic design and production; Commodity sales; Retail of computer hardware, software and ancillary equipment; Stationery retail; Retail of arts and crafts and collectibles (other than ivory and its products); Sales of electronic products; Food sales (pre-packaged food only); The second type of medical device sales; Retail of edible agricultural products; Cosmetics retail; Apparel retail; Needle textile sales; Electric bicycle sales; Sales of household appliances; Jewelry retail; Daily necessities sales; Sales of plastic products; Automobile decoration supplies sales; Daily sales of wood products; Sales of personal hygiene products; Paper product sales; Sales of maternal and infant products; Marketing of sanitary and single-use medical supplies; Sales of hair accessories; General merchandise sales; Rubber products sales; Sales of needle textiles and raw materials; Sales of labor protection articles; Shoe and hat retail; Sanitary ware sales; Retail of kitchenware and household goods; Sales of daily chemical products; Sales of sanitary ceramic products; Sales of clocks and timekeeping instruments; Sales of glasses (excluding contact lenses); Metal tool sales; Sales of arts and crafts and ceremonial articles (except ivory and its products); Food detergent sales; Gift flower sales; Sales of daily masks (non-medical); Sales of household goods; Enamel products sales; Retail of household appliances; Sales of non-electric household appliances; Sales of bamboo products; Food with plastic packaging container tool products sales; Office supplies sales; Hardware retail; Home audio-visual equipment sales; Furniture sales; Sales of sex toys for adults (excluding drugs and medical devices). (Except for the items subject to approval according to law, independently carry out business activities according to law with the business license) Approved items: Category I value-added telecommunications business; The second type of value-added telecommunications services; The third type of medical device business; Pharmaceutical retail. (For projects subject to approval according to law, business activities can only be carried out after the approval of the relevant departments, and the specific business projects shall be subject to the approval documents or license of the relevant departments).

King Eagle (Beijing)’s business license was issued on December 1, 2022. The business scope includes, among numerous other things: general items: technical services, technical development, technical consultation, technical exchange, technology transfer, technology promotion; Organizing cultural and artistic exchange activities; Non-residential real estate lease; Food and beverage management; Conference and exhibition services; Literary and artistic creation; Advertising release; Socio-economic advisory services; Enterprise management consulting; Corporate image planning; Photography expansion service; Etiquette service; Translation services; Professional design services; Graphic design and production; Wholesale of daily necessities; Software sales; Wholesale of computer hardware, software and auxiliary equipment; Stationery wholesale; Arts and crafts and ceremonial articles manufacturing (except ivory and its products); Single-purpose commercial prepaid card agent sales; Import and export of goods; Technology import and export; Art agent; Internet sales (except sales of licensed goods); General merchandise sales; Office supplies sales; Retail of household appliances; Food sales (pre-packaged food only); Health food (pre-packaged) sales; Health consultation services (excluding diagnosis and treatment services); Tourism development project planning and consulting; Marketing planning; Agricultural and sideline product sales. (Except for the items subject to approval according to law, independently carry out business activities according to law with the business license) Approved items: tourism business; Packaging and decoration printing; Art import and export. (For projects subject to approval according to law, business activities can only be carried out after approval by relevant departments, the specific business projects shall be subject to the approval documents or license of relevant departments.)(Business activities of projects prohibited or restricted by national and municipal industrial policies shall not be engaged.)

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

Employees

Currently, we have a total of 26 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
IT	6
Finance	3
Sales and Marketing	1
General Affairs	3
General Service	5
Listing	1
General and Administrative	2
Total	26

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

The audited consolidated financial statements of KPIL included in this report include a paragraph that indicates that they were prepared assuming that we would continue as a going concern. As of September 30, 2022, the Company incurred cash outflows from operating activities of $1,592,130, a net loss of $1,972,841, and negative working capital of $4,254,598. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through the sale of consumer health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash or loans from our officers and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

KPIL incurred a net loss of $1,972,841 and $1,774,734, for the years ended September 30, 2022 and 2021, respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we will be able to achieve profitability in the short-term or long-term. The Company continues to focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash and loans from our officers and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

We have a limited operating history and face many of the risks and difficulties frequently encountered by development stage companies.

Our operating entity and our VIE, King Eagle (China) and King Eagle VIE, commenced their operations in June 2020 and September 2020, respectively. As a result of our limited operating history, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or changed due to changes in our markets, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for health care and household products and services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors may enjoy better competitive positions in certain geographic regions or user demographics that we currently serve or may serve in the future. We expect competition in the online personal products business to continue to increase because there are no substantial barriers to entry. We believe our ability to compete depends upon many factors both within and beyond our control, including the following:

●	the size and diversity of our member and paying subscriber bases;

●	the timing and market acceptance of our apps, including the developments and enhancements to those apps and features relative to those offered by our competitors;

●	customer service and support efforts;

●	selling and marketing efforts; and

●	our brand strength in the marketplace relative to our competitors.

We compete with traditional health care and household product retailers. We also compete with a number of large and small companies, including internet portals and specialty-focused media companies, that provide online and offline products and services to the markets we serve. Our principal mobile-based social e-commerce competitors include Pinduoduo (based on the group buying model), Weimeng (providing services for micro-businesses), Taobao, and JD. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases than ours. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our websites and reduce our market share.

In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or are establishing cooperatives and, in some cases, establishing exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent that these competitors or potential competitors establish exclusive relationships with major portals, search engines, and Internet Service Providers, or ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining members and in converting members into paying subscribers and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs, and other online properties.

If we fail to stay current with new technologies and trends in social e-commerce platforms and preventive health care and household products and services, our applications could become obsolete.

We incur compensation costs for our internal technology support team not only for the creation of new applications, but also for ensuring that our current applications will be compatible with new technologies. If our technology support team fails to upgrade our applications to stay current with new technologies or to add new features that are popular for preventative healthcare and household uses, our applications could become obsolete, which could result in a material adverse impact on our business and results of operations.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our management, marketing, and technical personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing, and sales and support personnel for our operations. As China is building its powerful technology industry and enhancing its market-oriented economic system, competition for talent becomes increasingly fierce. Many of our potential competitors have greater financial, personnel, technical, manufacturing, marketing, sales, and other resources than we do. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. We depend on the skills and abilities of these key employees in managing the technical, marketing, and sales aspects of our business, any part of which could be harmed by significant turnover.

We may not be able to manage the expansion of our operations effectively.

We are in the process of developing our business in order to meet the potentially increasing demand for our products, as well as to capture new market opportunities. Our current business operations are small with a short history. We may be unable to achieve our performance targets, which will impact our operating results. As we continue to grow, we must continue to improve our operational and financial systems, procedures, and controls, increase service capacity and output, and expand, train, and manage our growing employee base. In order to fund our ongoing operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. Currently, we only have 26 full time employees. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems, and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures, and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures.

The spread of COVID-19 may cause delays or limit our ability to expand our business.

The COVID-19 pandemic has resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies and construction projects of Smart Kiosks were therefore postponed.

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. The number of cases of COVID-19 is expected to increase greatly which may cause restrictions on our service agents to travel or launch face-to-face marketing activities. Construction of our Smart Kiosks may not be immediate, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks. However, as the pandemic increased overall public health consciousness in the PRC, the Company’s average monthly online sale revenue increased by $0.2 million, or 34.4%, from $0.4 million for the year ended September 30, 2021 to $0.6 million for the year ended September 30, 2022.

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

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet our other obligations depends upon the receipt of dividends or other payments from our PRC subsidiaries and other holdings and investments. In addition, our PRC subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency, and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenue or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

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

Risks Relating to our Commercial Relationship with our VIE

PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, we conduct certain of our operations and businesses in the PRC through our VIE. Our VIE Agreements give us effective control over King Eagle VIE and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate its financial results in our results of operations. Although the structure we have adopted is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future.

KPIL, KP International Holding, and KP Industrial are considered foreign investors or foreign invested enterprises under PRC law. As a result, KPIL, KP International Holding, and KP Industrial are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations, or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

We have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and our VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect; and that the contractual arrangements between King Eagle (China), King Eagle VIE, and its equity holders governed by PRC law are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect. However, our PRC counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules, and regulations. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. If the imposition of any of these government actions causes us to lose our right to direct the activities of our VIE or to otherwise separate from them and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIE in our consolidated financial statements. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition, and results of operations.

Our arrangements with our VIE and its shareholders may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore could have an adverse effect on our income and expenses.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or VIE, or its equity holders, owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules, and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIE, may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with our VIE and its shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation. The Foreign Investment Law does not explicitly classify variable interest entities that are controlled through contractual arrangements as foreign invested enterprises even if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under the definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations, or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment, at which time it will be uncertain whether our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures (Negative List) for Foreign Investment Access jointly promulgated by MOFCOM and the NDRC that took effect in July 2020. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our VIE through contractual arrangements is deemed to be foreign investment in the future, and if any business of our VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our VIE may be deemed to be invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operations.

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

Our contractual arrangements may not be as effective in providing control over our variable interest entity as direct ownership.

We rely on contractual arrangements with our VIE to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE.

If we had direct ownership of the VIE, we would be able to exercise our rights as an equity holder directly to effect changes in the Board of Directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the Board of Directors of the entity exclusively by influencing the equity holders’ votes, and we would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations under the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our Company or may not perform their obligations under these contracts. For example, our VIE and its equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks, which the variable interest entity has the exclusive right to use, in an acceptable manner, or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIE at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or to the replacement of the equity holder were to remain unresolved, we would have to enforce our rights under the contractual arrangements through the operation of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Consequently, the contractual arrangements may not be as effective as direct ownership in ensuring our control over the relevant portion of our business operations.

Any failure by our VIE or its equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition, and results of operations.

If our VIE or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules, and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such VIE or its equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over our variable interest entity, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

Risk Related to Doing Business in China

Changes in international trade or investment policies and barriers to trade or investment and the ongoing geopolitical conflict may have an adverse effect on our business and expansion plans and could lead to the delisting of our securities from U.S. exchanges and/or other restrictions or prohibitions on investing in our securities.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. administration has advocated for and taken steps toward restricting trade in certain goods, particularly from China. From 2018 to late 2019, the United States announced several tariff increases that applied to products imported from China, totaling over US$550 billion. By the end of 2019, the two countries had reached a phase one trade deal to roll back tariffs and suspend certain tariff increases by the United States that were scheduled to take effect from December 2019, and in January 2020, the two sides entered into a formal phase one agreement on trade. The progress of trade talks between China and the United States is subject to uncertainties, and there can be no assurance as to whether the United States will maintain or reduce tariffs or impose additional tariffs on Chinese products in the near future. Furthermore, in August 2019, the U.S. Treasury Department labelled China as a currency manipulator, which label was officially dropped by the U.S. Treasury Department in January 2020. However, it is uncertain whether the U.S. government may issue any similar announcements in the future. As a result of such announcement, the United States may take further actions to eliminate perceived unfair competitive advantages created by alleged manipulating actions. Changes to national trade or investment policies, treaties and tariffs, fluctuations in exchange rates, or the perception that these changes could occur could adversely affect the financial and economic conditions in China, as well as our future international and cross-border operations, our financial condition, and our results of operations.

In addition, the United States is considering ways to limit U.S. investment portfolio flows into China. For example, in May 2020, under pressure from U.S. administration officials, the independent Federal Retirement Thrift Investment Board suspended its implementation of plans to change the benchmark of one of its retirement asset funds to an international index that includes companies in emerging markets, including China. China-based companies, including us, may become subject to executive orders or other regulatory actions that may, among other things, prohibit U.S. investors from investing in these companies and delist the securities of these companies from U.S. exchanges. As a result, U.S. and certain other persons may be prohibited from investing in the securities of our Company, whether or not they are listed on U.S. exchanges. For example, in November 2020, the U.S. administration issued U.S. Executive Order 13959, prohibiting investments by any U.S. person in publicly traded securities of certain Chinese companies that are deemed owned or controlled by the Chinese military. In May 2021, the American depositary shares of China Telecom, China Mobile, and China Unicom were delisted from the NYSE to comply with this executive order. In June 2021, the U.S. administration expanded the scope of the executive order to Chinese defense and surveillance technology companies. Geopolitical tensions between China and the United States may intensify and the United States may adopt even more drastic measures in the future.

China and other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. For instance, in response to the tariffs announced by the United States, in 2018 and 2019, China announced it would stop buying U.S. agricultural products and imposed tariffs on over US$185 billion worth of U.S. goods. Although China subsequently granted tariff exemptions for certain U.S. products as a result of trade talks and the phase one trade deal with the United States, it is uncertain whether there will be any further material changes to China’s tariff policies. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict, which would have an adverse effect on manufacturing, trade, and a wide range of industries that rely on trade, including logistics, retail sales, and other businesses and services, which could adversely affect our business operations and financial results.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until September 30, 2024, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer or if we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our Board of Directors has the right to determine the authorized number of directors and to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our Board of Directors. In addition, we are authorized to issue up to 1,000,000,000 shares of common stock, in one or more classes or series as may be determined by our Board of Directors. The issuance of shares of common stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2. PROPERTIES

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a certain period of no more than 50 years. This period may be renewed at the expiration of the initial and any subsequent term. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We do not own or have not been granted land use rights to any property in China or any other countries.

Owned Real Property

Neither our Company nor the VIE owns any real property.

Leased Real Property

King Eagle (China), King Eagle VIE, and King Eagle (Beijing) entered into multiple lease arrangements in Beijing and Tianjin, the PRC, for their office spaces which they believe are adequate and suitable for their current operations:

Entity	Description of Use	Leased Square Meters	Location
King Eagle (China)	Office space	970.0	Chaoyang District, Beijing, PRC

King Eagle VIE	Office space	178.5	Tianjin Airport Economic Zone, Tianjin, PRC.

King Eagle (Beijing)	Office space	146.0	Chaoyang District, Beijing, PRC

ITEM 3. LEGAL PROCEEDINGS

Other than ordinary routine litigation (in which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTCBB from November 3, 2017 under the designation “CXKJ” until November 8, 2021 when the OTCBB was discontinued and our stock commenced trading on the OTC Pink Sheets. On November 9, 2022, our trading symbol was changed to “KPEA” and on November 14, 2022, our common stock commenced trading on the OTCQB. However, our common stock has not been traded on the OTC market except on a limited and sporadic basis and there is no assurance that a regular public trading market will ever develop. OTC market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC market securities transactions are conducted through a telephone and computer network connecting dealers. OTC market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

	High	Low
Fiscal Year 2021
First quarter ended December 31, 2020	$0.059	$0.048
Second quarter ended March 31, 2021	$0.225	$0.190
Third quarter ended June 30, 2021	$0.415	$0.401
Fourth quarter ended September 30, 2021	$0.600	$0.360

Fiscal Year 2022(1)
First quarter ended December 31, 2021	$0.0700	$0.0265
Second quarter ended March 31, 2022	$0.1460	$0.0272
Third quarter ended June 30, 2022	$0.2510	$0.1000
Fourth quarter ended September 30, 2022	$0.2000	$0.1400

(1) Data for fiscal year 2022 is derived from https://finance.yahoo.com.

Holders

As of December 22, 2022, there were 23 registered holders of record of our common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC operating entity for our funds and PRC regulations may limit the amount of funds distributed to us from our PRC operating entity, which will affect our ability to declare any dividends.

Stock Option and Warrant Grants

We have no stock options or warrants granted to our executives, employees, vendors, consultants, or any other parties as of the reporting date.

Registration Rights

We have not granted anyone any registration rights.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2022, the Company has not adopted any equity compensation plan.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under that Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or if the issuer’s average revenues for each of the past three years exceeds $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock to the extent that it is penny stock, and may affect the ability of shareholders to sell their shares.

Rule 144

In general, under Rule 144 a person, or persons whose shares are aggregated, who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale and who has beneficially owned shares of our common stock for at least six months, including the holding period of any prior owner except if the prior owner was one of our affiliates, would be entitled to sell all of their shares, provided that current public information about our company is available.

Sales under Rule 144 also may be subject to manner of sale provisions and notice requirements and to the availability of current public information about our Company. Any substantial sale of common stock pursuant to any resale registration statement or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Because we were a shell company with no operations prior to the close of the 2018 Share Exchange, sales of our shares were required to be compliant with Rule 144(i). Pursuant to Rule 144(i), none of our shares of common stock could be sold under Rule 144 until March 2019, which was 12 months after we filed the current report on Form 8-K reporting the closing of the 2018 Share Exchange. Additionally, stockholders could not sell our shares pursuant to Rule 144 unless, at the time of the sale, we had filed with the SEC all reports, other than reports on Form 8-K, required under the Exchange Act for the preceding 12 months.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold within the past three years that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of the provisions of Regulation S (“Regulation S”), which was adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Act. Unless stated otherwise: (i) the securities were offered and sold only to non-US Persons, as defined in Regulation S.

On May 17, 2021, we entered into a share exchange agreement (“Share Exchange Agreement”) with (i) KP International, a limited liability company incorporated in the British Virgin Islands on April 20, 2021; and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s common stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021. None of the KP International’s stockholders is a U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and KP International acquired our shares in the Reverse Merger outside of the United States.

In issuing these securities to KP International’s stockholders, we relied upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the SEC. Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it is not a U.S. Person, as defined in Regulation S, and is not acquiring the securities for the account or benefit of any U.S. Person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration, and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Business

Due to global health issues and the pandemic, people have increased their health and nutrition consciousness. We believe preventive care is the most effective investment in health.

To promote awareness of preventive care among the people in the PRC, we have developed and launched our mobile platform (King Eagle Mall). We have also started planning the development of physical (Smart Kiosk) platforms, with the cooperation of Guoxin Star Network Co., Ltd. Guoxin Star Network Co., Ltd was formerly our related party due to its being wholly owned by Guoxin Ruilian which also owns Guoxin Zhengye. Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP Industrial on August 26, 2022.

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform which was launched in July 2020 and promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fulfill customer orders through our outsourced networks. As of December 22, 2022 and September 30, 2022, King Eagle Mall had approximately 15,172 and 15,077 members, respectively.

We also operate customer service centers with whom our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Smart Kiosks

We introduced the Smart Kiosk concept with support from our related party, Guoxin Star Network Co., Ltd, which is wholly owned by Guoxin Ruilian Group Co., Ltd. Guoxin Ruilian Group Co. Ltd. wholly owns Guoxin Zhengye, the former 8% shareholder of King Eagle (China). The smart service kiosk functions as a physical customer service center and as community marketing for attracting customers, providing customer service, promoting our 500+ preventive health care and health related household products, and introducing concepts of maintaining a healthy life. 5G Internet connection is also available for our customers to connect to our online application, King Eagle Mall, so that our customers can access King Eagle Mall and place orders for our products.

The construction of Smart Kiosks will be initiated and originally administered by Guoxin Star Network Co., Ltd. However, the central and local governments of the PRC have imposed quarantines and closures in certain affected areas since 2021. The approval process for our applications for construction permits of Smart Kiosks was delayed by the local governmental agencies. Although mainland China relaxed its COVID-19 policies and controls in early December 2022, the number of cases of COVID-19 is expected to rise. We expect the approval process at the local government agencies will be initiated in early 2023.

Recent Developments

A new online platform

In October 2022, we introduced and implemented a new online platform where we focus on promoting and selling our own brand of preventive health care related products, such as the thermal therapy cabin, to wholesalers and retailers. As of late December 2022, our new online platform had approximately 270 wholesaler members.

COVID-19

The COVID-19 pandemic has resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines, and closures in certain affected areas and government agencies in the PRC, the approval process for our applications for construction permits of Smart Kiosks was delayed by the local governmental agencies and the construction projects for Smart Kiosks were therefore postponed.

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. The number of cases of COVID-19 is expected to increase greatly which may cause restrictions on our service agents to travel or launch face-to-face marketing activities. Construction of our Smart Kiosks may not be immediate, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks. However, as the pandemic increased overall public health consciousness in the PRC, the Company’s average monthly online sale revenue increased by $0.2 million, or 34.4%, from $0.4 million for the year ended September 30, 2021 to $0.6 million for the year ended September 30, 2022.

Therefore, we do not expect that the virus will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of the global situation with COVID-19. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Recent Regulatory Developments in China

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International. Such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) were also required to register their equity pledge arrangement by the Equity Pledge Agreement with King Eagle (China). However, the Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

On July 6, 2021, the PRC government issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, calling for: (i) tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulations to specify responsibilities of overseas listed Chinese companies with respect to data security and information security; (ii) enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and (iii) extraterritorial application of China’s securities laws. As the Opinions on Strictly Cracking Down on Illegal Securities Activities were recently issued, there is great uncertainty with respect to the interpretation and implementation thereof. We will closely monitor further developments.

In addition, on July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review (Revision Draft for Comments), or the Measures, for public comment, which propose to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The Measures are soliciting comments and subject to change. As we have less than one million users, we believe that the Measures are not applicable to us even after they take effect in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies. Further, our consulting business with respect to overseas listing and capital raising may be adversely affected.

Financial Operations Overview

Results of Operations for the years ended September 30, 2022 and 2021

	September 30,
	2022		2021
	Amount	% of revenue	Amount	% of revenue

Revenues	$7,510,059	100.0%	$5,587,446	100.0%
Cost of revenues	1,195,624	15.9	1,001,777	17.9
Gross profit	6,314,435	84.1	4,585,669	82.1
Operating expenses:
General and administrative expenses	1,680,560	22.4	2,619,588	46.9
Selling expense	6,641,485	88.4	3,741,389	67.0
Total operating expenses	8,322,045	110.8	6,360,977	113.9
Loss from operations	(2,007,610)	(26.7)	(1,775,308)	(31.8)
Other income	34,769	0.5	574	(0.0)
Loss before income taxes	(1,972,841)	(26.2)	(1,774,734)	(31.8)
Income tax expense	-	-	-	-
Net loss	$(1,972,841)	(26.2)%	$(1,774,734)	(31.8)%

Revenues

For the years ended September 30, 2022 and 2021, revenues amounted to $7,510,059 and $5,587,446, respectively. Our revenue primarily included the sale of consumer health care and health related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales. Compared to the same period in 2021, we generated a higher revenue amount during the year ended September 30, 2022 as our service agents initiated more marketing and promotional activities for our online platform and products during the year ended September 30, 2022.

Cost of revenue

Our cost of revenue for the years ended September 30, 2022 and 2021 was $1,195,624 and $1,001,777, respectively. This primarily included the purchase of consumer health care and health related household products from our suppliers. We incurred a higher cost of revenue for the year ended September 30, 2022 compared to that in the same period of 2021 because we generated a higher revenue amount during the year ended September 30, 2022 as discussed above.

Gross profit

For the years ended September 30, 2022 and 2021, our gross profit amounted to $6,314,435, or 84.1%, and $4,585,669, or 82.1%, respectively. Our gross profit margin for the year ended September 30, 2022 was slightly higher than for the year ended September 30, 2021 because our customers tended to purchase fewer selected products during the year ended September 30, 2022. Our selected products mainly consist of agricultural products, which have a higher cost of revenue than the self-operated products such as dietary and nutritional supplements. As such, we generated a higher profit margin during the year ended September 30, 2022.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the years ended September 30, 2022 and 2021, our total operating expenses were $8,322,045 and $6,360,977, respectively. The higher operating expenses for the year ended September 30, 2022 compared to the year ended September 30, 2021 was primarily due to a significant rise in selling expenses.

General and administrative expenses

General and administrative expenses for the years ended September 30, 2022 and 2021 were $1,680,560 and $2,619,588, respectively.

Our general and administrative expenses for the years ended September 30, 2022 and 2021 were comprised of the following:

	September 30,
	2022	2021

Employee compensation and benefit	$586,266	$729,377
Office rent and building management	451,695	425,660
Office supplies and meeting	59,450	66,289
Professional services fee	408,477	990,889
Business registration	12,794	3,496
Travel, transportation and gasoline	26,170	63,252
Meals and entertainment	41,004	35,911
Depreciation and amortization	50,919	19,546
Repair and maintenance	15,637	257,881
Others	28,148	27,287
Total	$1,680,560	$2,619,588

The decline in general and administrative expenses by $939,028 was triggered by a decline in employee compensation and benefits by $143,111, office supplies and meeting expenses by $6,839, professional fees by $582,412, travel, transportation and gasoline by $37,082, and repair and maintenance by $242,244, offset by increases in office rent and building management expenses of $26,035, business registration of $9,298, meals and entertainment of $5,093, depreciation and amortization of $31,373, and other increases aggregating $861.

The former CEO of the Company resigned on December 1, 2021. Thereafter, we reduced the compensation of our new CEO and existing executives to trim down our administrative costs. Our office supplies and meeting expenses for the year ended September 30, 2022 also decreased compared to the year ended September 30, 2021 due to the fact that we did not incur additional office supplies and decoration expense related to the opening of a new business during the year ended September 30, 2022 as we did in the year ended September 30, 2021. Compared to the same period in 2022, we incurred higher professional fees in the year ended September 30, 2021 as we recruited more consultants to assist with our reverse acquisition that was completed in May 2021. Our travel, transportation, and gasoline expense for year ended September 30, 2022 was reduced as we minimized the travel of our executives in order to reduce overhead costs. Our repair and maintenance expense decreased significantly in the year ended September 30, 2022 compared to the same period in 2021 because such repair and maintenance expense during the year ended September 30, 2021 related to our former office location.

On the contrary, during the year ended September 30, 2022, our lease, building management, and associated moving and relocation expenses were higher as we moved to a new office location and incurred an additional rent payment for the new office. Our business registration increased due to an increase in U.S. and BVI business registration fees. We incurred additional meal and entertainment expense for our executives, staff, and business partners for appreciating their efforts to increase sales volume. We recognized an additional depreciation amount, $16,184, for the leasehold improvements of the former office location as the estimated useful life of the relative leasehold improvements was adjusted.

Selling expenses

Our selling expenses, which were primarily incurred by our sales and marketing department, for the years ended September 30, 2022 and 2021 were $6,641,485 and $3,741,389, respectively. Compared to the year ended September 30, 2021, our selling expenses for the year ended September 30, 2022 surged by $2,900,096, or 77.5%.

Our selling expenses included the following:

	September 30,
	2022	2021

Service agents	$5,844,846	$2,929,080
Employee compensation and benefit	489,363	484,825
Office supplies and meeting	63,106	206,940
Customer services	13,296	14,905
Travel, transportation and gasoline	84,360	36,469
Meals and entertainment	87,270	14,877
Depreciation and amortization	5,013	4,982
Advertising	54,231	3,123
Others	-	46,188
Total	$6,641,485	$3,741,389

The significant increase in selling expenses was primarily driven by an increase in marketing and promotional service to our service agent by $2,915,766 as our service agents initiated more marketing and promotional activities for our online platform and products, which resulted in our average monthly revenue from our online sales increasing by approximately $0.2 million, from approximately $0.4 million for the year ended September 30, 2021 to approximately $0.6 million for the year ended September 30, 2022. Marketing and promotional service fees to our service agents for the year ended September 30, 2022 was twice as much as that in the same period in 2021. As preventive health care product and health related household product market is highly competitive in the mainland China, management believed that in order to boost the Company’s sales and increase its market share in the mainland China, it paid more incentives to the service agents to launch more marketing activities and promotions.

 The increase in selling expense also included an increase in employee compensation and benefits of $4,538, travel and transportation of $47,891, meals and entertainment of $72,393, and advertising of $51,108. During the year ended September 30, 2022, as we aimed to increase our sales revenue and expand our market share, we increased the number of employees in our sales and marketing department during the first quarter of 2022, and our sales and marketing department launched marketing activities in various cities which resulted in higher travel and transportation, meals and entertainment, and advertising expenses.

Other income

Other income primarily included bank interest income and foreign exchange gain or loss. Our other income for the years ended September 30, 2022 and 2021 was $34,769 and $574, respectively. Since the first quarter of 2022, we have derived $36,685 from an additional source of income related to online technical support services for our supplement products provided to a corporate customer. During the year ended September 30, 2022, we also recognized $1,836 bank interest income, offset by a loss on disposal of furniture and fixtures of $3,752. Other income for the same period in 2021 included bank interest income of $1,062 and other expenses of $488.

Income tax expense

For the years ended September 30, 2022 and 2021, the income tax expense of the Company was nil. Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

Net Loss

As a result of the factors discussed above, for the years ended September 30, 2022 and 2021 our net loss amounted to $1,972,841 and $1,774,734, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain (loss) of $335,412 and $27,761 for the years ended September 30, 2022 and 2021, respectively. This non-cash gain (loss) had an effect of decreasing or increasing our reported comprehensive loss.

Comprehensive loss

As a result of our net loss after income taxes, we had a comprehensive loss for the years ended September 30, 2022 and 2021 of $1,637,429 and $1,802,495, respectively.

Liquidity and Capital Resources

As of September 30, 2022 and 2021, we had a cash balance of $267,131 and $2,059,685, respectively.

For the year ended September 30, 2022, net cash used in operating activities totaled $1,592,130. Operating cash outflow was mainly attributable to net loss, $1,972,841, deposit payments to our lessors, $46,802, salary payment, $45,723, and VAT and indirect taxes payment, $206,303, offset by a decrease in prepayments to our vendors, $32,770, an increase in payable to our vendors, $257,078, an increase in customer advances, $142,789, and additional payment from a related party, $251,175.

Net cash used in investing activities totaled $139,155, and was primarily related to the purchase of office and computer equipment of $796 and a payment for the renovation of our new office in Beijing of $138,359.

There was no financing activity for the year ended September 30, 2022.

The effect of exchange rate change on cash totaled $(61,269) for the year ended September 30, 2022. The resulting change in cash for the period was a decrease of $1,792,554.

For the year ended September 30, 2021, net cash provided by operating activities totaled $1,913,858. Operating cash inflow was primarily attributable to an increase in trade and other payables of $1,404,380, an increase in provision for taxes of $212,862, and deferred revenue of $2,879,891, offset by the net loss of $1,774,734, prepayments to vendors and lessors of $556,585, and operating lease obligation payments of $294,658.

Net cash used in investing activities totaled $21,983 and was primarily related to the purchase of office and computer equipment totaling $19,306 and intangible assets totaling $2,677.

There was no financing activity for the year ended September 30, 2021.

The effect of exchange rate change on cash totaled $26,644. The resulting change in cash for the period was an increase of $1,918,519.

	September 30,
	2022	2021

Net cash (used in) provided by operating activities	$(1,592,130)	$1,913,858
Net cash used in investing activities	(139,155)	(21,983)
Effect of exchange rate change on cash	(61,269)	26,644
Total net change in cash and cash equivalents	$(1,792,554)	$1,918,519

The following table sets forth a summary of changes in our working capital as of September 30, 2022 and 2021:

	September 30,
	2022	2021

Current Assets	$917,479	$2,871,157
Current Liabilities	5,172,077	5,189,941
	$(4,254,598)	$(2,318,784)

We require cash of approximately $2.2 million within the next twelve months, primarily related to third party vendor payables. As of September 30, 2022, we received customer advances in an amount of approximately $3.0 million. We anticipated the majority of the revenue will be recognized in the fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations. Additionally, we had approximately $0.8 million commitment related to purchase and service agreements and cooperation agreement of Smart Kiosk as of September 30, 2022. See our “Contractual Obligations and Other Commitments” on page 54.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments and to meet the demands from our customers for refund of their advanced payments, the Company focused on increasing its revenue through its online platform. In October 2022, we introduced and implemented another online platform which is focused on promoting and selling our own brand health care related products, particularly the thermal therapy cabin, to wholesalers and retailers. We continued to engage service agents to promote our products and to reduce our administrative overhead costs such as executive travel and executive and administrative compensation. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The financial statements included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. As of September 30, 2022, the Company experienced cash outflows from operating activities of $1,592,130, the Company incurred a net loss of $1,972,841, and the Company had negative working capital of $4,254,598. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive consumer health care related products on its new online platform to reduce the costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2022:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Contractual Obligations:
Operating lease obligations	$334,514	$273,520	$-	$-	$608,034
Purchase and service agreements	35,183	18,727	-	-	53,910
Cooperation agreement of Smart Kiosk	-	442,668	295,112	-	737,780

Total contractual obligations	$369,697	$734,915	$295,112	$-	$1,399,724

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our operations and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and, consequently, revenues and gains are recognized when earned and expenses and losses are recognized when incurred. The consolidated financial statements are expressed in U.S. dollars.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and its variable interest entity (“VIE”). All significant intercompany transactions and balances within the Company have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2022 and 2021 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the year ended September 30, 2022, the Company incurred cash outflows from operating activities of $1,592,130, a net loss of $1,972,841, and negative working capital of $4,254,598. Moreover, there was a delay in the progress of the planning of Smart Kiosks due to the lockdown of the affected areas in the PRC. Although the business and markets in mainland China have reopened as mainland China relaxed its policies and controls relating to COVID-19 in early December 2022, the number of cases of COVID-19 is expected to increase greatly which may cause restrictions on our service agents to travel and launch face-to-face marketing activities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. The financial liquidity of the Company has declined to a very unhealthy level in this year due to the decline in the balance of cash and cash equivalents. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. Our new online platform, which focuses on promoting and selling our own brand preventive health care products to wholesalers and retailers, was placed in service in October 2022. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its online platform and slimming its administrative overhead costs. For example, we reduced the compensation and benefits of our executives, decreased office supplies expense, and trimmed staff meeting expense. Additionally, the Company obtained a fund advance of approximately $0.3 million from one of the shareholders of King Eagle (Tianjin) to meet its working capital requirements.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, and promoting and selling its own brand health care products on its new online platform, streamlining its overhead costs, or obtaining financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

COVID-19 Outbreak

The COVID-19 pandemic has resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies and construction projects of Smart Kiosks were therefore postponed.

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. The number of cases of COVID-19 is expected to increase greatly which may cause restrictions on our service agents to travel and launch face-to-face marketing activities. Construction of our Smart Kiosks may not be immediate, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks. However, as the pandemic increased overall public health consciousness in the PRC, the Company’s average monthly online sale revenue increased by $0.2 million, or 34.4%, from $0.4 million for the year ended September 30, 2021 to $0.6 million for the year ended September 30, 2022.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in the British Virgin Islands uses the U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation.” Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain (loss) amounted to $279,367 and $(32,016) for the years ended September 30, 2022 and 2021, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2022 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8221	6.5473

As of September 30, 2022 (Closing Rate)
United States dollar ($1)	7.8500	7.1159

For the year ended September 30, 2021 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.7631	6.5101

As of September 30, 2021 (Closing Rate)
United States dollar ($1)	7.7851	6.4466

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and a certain amount of cash kept in electronic wallets, “e-wallets”.

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of September 30, 2022 and 2021, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe we are not exposed to significant risks with respect to our cash in bank accounts and low risk with respect to our cash kept in e-wallets.

Financial Instrument

The carrying amount reported on the balance sheet for cash, other receivables, accrued liabilities, and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains and losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals, and improvements are capitalized, while maintenance and repairs are recognized as expense as incurred.

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets as follows:

Classification	Estimated useful life
Leasehold improvements	5 years
Office equipment	3 years
Computer equipment	3 years
Computer software	5 years

Intangible Assets

Intangible assets represent the licensing cost for trademark registrations. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2022 and 2021.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2022 and 2021, management determined that there was no impairment.

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

The Company’s financial assets and liabilities include cash, receivables, accounts payable, and accrued expenses.

Related Party Transactions

The Company follows the ASC 850-10 “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20, related parties include (i) affiliates of the Company; (ii) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; (iii) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; (iv) principal owners of the Company; (v) management of the Company; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to the extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (i) the nature of the relationship(s) involved; (ii) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented; and (iii) such other information deemed necessary to an understanding of the nature of the related party transactions.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2022 and 2021 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. Pursuant to FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), the Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables on gross sales from customers.

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

● identify the contract with a customer;

● identify the performance obligations in the contract;

● determine the transaction price;

● allocate the transaction price to performance obligations in the contract; and

● recognize revenue as the performance obligation is satisfied.

Consistent with the criteria of ASC 606 “Revenue from Contracts with Customers,” we recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment; (ii) legal title; (iii) physical possession; (iv) significant risks and rewards of ownership; and (v) acceptance of the good or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipate the majority of the revenue will be recognized in fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances, and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defect goods, goods lost in transit. We have experienced insignificant amount of goods returned and claims from goods lost in transit from the past, our product liability is insignificant; therefore, Management believes product liability accrual as at September, 30 2022 and 2021 is not required.

Discount allowed - Accrued Store-Credit

We provide store-credit, “Golden Beans” to our customers after sales of goods to them. The Golden Beans can be utilized against their future purchases with restrictions and expiry date. The amount utilized will be recognized as direct discount as and when the sales arise, and the price net of this discount has been controlled and set by the management, to ensure that the sales will always result in a gross profit. As such, we do not accrue any liability from this store-credit as there is no present obligation arising from this Golden Bean as of September, 30 2022, and 2021, and the utilization of these Golden Beans is not expected to result in an outflow from the Company’s resources embodying economic benefits.

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

Research and Development Expenses

Research and development (R&D) expenses are all costs associated with the original development and design of the product as well as any intellectual property (IP) generated during the development phase, including patents and copyrights. Research and development expenses are included in the overall operating expenses and reflected as a separate line item on the consolidated statement of operations.

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers; we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development in Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the years ended September 30, 2022 and 2021.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fee to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies and other incidental expenses that are incurred directly to attract or retain consumers.

Our selling expenses for the years ended September 30, 2022 and 2021 were $6,641,485 and $3,741,389, respectively. We recognized the marketing and promotional service expense when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the years ended September 30, 2022 and 2021, we recorded marketing and promotional service fee to our service agents in an amount of $5,844,846 and $2,929,080, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivable. As September 30, 2022 and 2021, $252,512 (RMB1,796,861) and $1,886,622 (RMB12,162,295), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See our commitments and contingencies in Note 13 under Item 8, Financial Statements and Supplementary Data. In meeting its liquidity requirements, the Company continues to focus on increasing its revenue through the sale of consumer health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2022, and 2021.

For the year ended September 30, 2022, four major vendors accounted for 18%, 16%, 16% and 12% of the Company’s total cost of sales.

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

Commitments and Contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Recent Accounting Pronouncement

Recently Adopted Accounting Standards

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard was effective for KPIL after September 30, 2021. The Company evaluated that this new guidance does not have significant impact on its consolidated financial statements.

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

In the period from October 2022 through December 2022, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 through F-28, which appear at the end of this Annual Report.

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

On November 29, 2021, the Company advised JLKZ of its dismissal, and requested that JLKZ furnish the Company with a letter addressed to the Securities and Exchange Commission that discloses the information required by Item 304(a)(1) of Regulation S-K, including compliance with Item 304(a)(3) of Regulation S-K. A copy of that letter addressed to the Securities and Exchange Commission from JLKZ was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated November 29,2021.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the fiscal year ended September 30, 2022, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective in insuring that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

●	A lack of sufficient and adequately trained internal accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements;

●	A lack of segregation of duties within significant accounts;

●	A lack of a functioning audit committee and a majority of outside directors on the Company’s Board of Directors.

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash position improves, we plan to hire an experienced controller and work to build an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to our current limited cash flow, we cannot assure you when we will be able to implement those remediation methods.

Because we are an emerging growth company, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2022, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of the date of this Annual Report.

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Mr. Richun Zhuang	58	Chief Executive Officer and Director

Ms. Yuanyuan Zhang	41	Chief Financial Officer

Ms. Chengyuan Li	35	Director

Ms. Lili Zhang	38	Non-Executive Independent Director

Ms. Lingya Jia	30	Non-Executive Independent Director

Mr. Richun Zhuang, Chief Executive Officer

Mr. Richun Zhuang obtained a Bachelor’s degree in Political Studies from Heilongjiang Province National College in 1983. He started his career as a secretary at Heilongjiang Province Wangkui County Public Transport Bureau until 1989. He was promoted to the position of Deputy General of Heilongjiang Province Wangkui County Transport Management Station in 1989. He then transferred to Heilongjiang Daqing Long-distance Bus Station as Chief Dispatcher in 1991. In 2008, Mr. Zhuang was appointed as Vice President, Marketing of Wuxi Kangjiafu Technology Co., Ltd. He joined Beijing Luji Culture Media Co., Ltd as Chief Executive Officer in 2017. In June 2020, he joined King Eagle (China) as General Consultant focusing on enterprise operation and strategic planning. On May 14, 2021, Mr. Zhuang was appointed as a Director of KP International Holding and, effective December 1, 2021, he was elected as the Company’s Chief Executive Officer.

Ms. Yuanyuan Zhang, Chief Financial Officer

Ms. Zhang attended Beijing College of Science and Technology from which she earned a Bachelor’s degree in International Finance in 2005. Ms. Zhang developed her career as a sales specialist at Fenghua Haojing Real Estate where she achieved sales of approximately RMB 120 million during her tenure from September 2005 through December 2006. She then became a Sales Manager at Tianan Tiandi Real Estate Development Co., Ltd from January 2007 through March 2012. Ms. Zhang was appointed as a Marketing Director at Tongbang Real Estate Brokerage Co., Ltd for two years from April 2012 and General Manager at One Central Apartment project of Sunac Real Estate Company from May 2014 through August 2015. Thereafter, she was a General Manager at Beijing Jinfeng Venture Real Estate Brokerage and an Assistant to the Secretary General at China Association of Real Estate Investment & Financing.

In October 2017, Ms. Zhang established her own business, “Fre Flo Bread & 16.” In July 2020, she became the Executive Deputy General Manager of King Eagle (China) and was appointed Chief Financial Officer of the Company n April 2021.

Mrs. Chengyuan Li, Director

Mrs. Li earned an Associate Degree in Computer Information System at Beihua University in 2006 and bachelor’s degree in Finance at Harbin Institute of Finance in 2020. Mrs. Li established her trading business in health care supplies through Wangkuihua Trading Company from September 2006 through September 2015. In September 2015, she joined Wangkui Daren Pharmaceuticals Co. Ltd as Quality Control Coordinator. In June 2020, she joined King Eagle (China) as Business Consultant and was appointed as a director of the Company in April 2021.

Mrs. Lili Zhang, Non-Executive Independent Director

Mrs. Zhang has 13 years of experience in the high-end international financial planning industry through which she has developed an expertise in private placement, asset allocation, trust, insurance, and other industries. Currently, Mrs. Zhang is employed as an assistant to the president of America Great Health co-managing important issues.

From 2014 to 2020, Mrs. Zhang was employed as a senior financial manager in Zhongtian Jiahua Wealth Management Co. Ltd. and for a period of 3 years with Wells Fargo Chase Asset Management Co. Ltd., providing a full range of asset allocation, trust, asset management, private equity, equity investment, overseas immigration, Hong Kong insurance, and other investment products for high-end customers. From 2012 to 2014, Mrs. Zhang served as a VIP account manager in DBS Beijing Branch providing comprehensive asset allocation consulting for middle and high-end clients. Her performance in that position ranked first in the Beijing Branch and third in the Northern region in China. From 2009 to 2012, Mrs. Zhang was employed at the Beijing Branch of ICBC AXA Life Insurance Co., LTD. (ICB-AXA) where her duties included assisting the company in actively fulfilling the business targets established by AXA Holding Company in France and providing customized health protection and asset preservation planning services for clients.

Mrs. Zhang graduated from Nankai University in the People’s Republic of China with a bachelor’s degree in 2007. She currently has permanent residency in the United States and is also qualified as an insurance agent and fund practitioner in China.

Ms. Lingya Jia, Non-Executive Independent Director

Ms. Jia has an extensive background in international business relations and brand crisis management with a wide range of experience in the capital markets, business research, and marketing communication advertisement.

From 2018 to 2021, Ms. Jia served as the brand product marketing director of CV China, an influential VC/PE media organization in the People’s Republic of China, where she was responsible for several listed companies in communication training and business plan guidance, capital market analysis reports, and other brands’ external cooperation. From 2016 to 2018, Ms. Jia worked at Edelman International PR (PRC) Co. Ltd., the branch of a large independent communications group in the United States, as the account executive of market communication, branding promotion and analysis for technology clients, including Tencent Ads BU, a smartphone vendor, Vivo, and other international brands.

Ms. Jia graduated from the University of Bath (UK) in 2015 with a Master of Arts degree in International Relations and from Shanghai International Studies University with a Bachelor’s degree in Management. During this time, Ms. Jia also obtained related qualifications of fund and securities in the People’s Republic of China.

Our directors hold their positions until the next annual meeting of shareholders and until his or her successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation, or removal.

Director Independence

Except as reported above, our directors do not hold any directorships in other reporting companies. Ms. Lili Zhang and Ms. Lingya Jia qualify as “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he or she was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes, and professional experience. Our Board of Directors believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries, and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures, and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Qualifications, Attributes, Skills, and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills, and experience that should be represented on the Board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer, president, or similar position at a company.

Code of Ethics

We are developing a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors. Each stockholder will be given specific information on how he or she can direct communications to the officers and directors of the Company at our annual stockholders’ meetings. All communications from stockholders are relayed to the members of the Board of Directors.

Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, legal counsel, and others, as considered appropriate, regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors intends to exercise its oversight in the following manner:

●	appointing, retaining, and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing and approving all proposed related party transactions;

●	discussing the annual audited financial statements with the management; and

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Committees of the Board of Directors

We intend to establish the following committees:

Audit Committee. The audit committee will consist of our independent directors and its duties will be to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert. The Board currently acts as our audit committee. The Board has not designated an “audit committee financial expert” as defined in Regulation S-K and is seeking an additional director that is “independent” as that term is used in Section 10A of the Exchange Act.

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

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to the Company for the two fiscal years ended September 30, 2022, and 2021 by each of the following named executive officers and directors.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Performance Award		Stock Options		Total Annual

Ms. Xiangyi Mao, CEO(1)	Fiscal year ended September 30, 2022	$5,589		$-		$-	$5,589
	Fiscal year ended September 30, 2021	$10,984		$12,623		$-	$23,607
	From inception through September 30, 2020	$-		$-		$-	$-

Ms. Yuanyuan Zhang, CFO(2)	Fiscal year ended September 30, 2022	$24,932	$		$		$24,932
	Fiscal year ended September 30, 2021	$35,792		$23,202		$-	$58,995
	From inception through September 30, 2020	$9,038		$5,988		$-	$15,026

Mr. Yanlu Li, Vice President(3)	Fiscal year ended September 30, 2022	$22,223	$		$		$22,223
	Fiscal year ended September 30, 2021	$24,018		$21,365		$-	$45,384
	From inception through September 30, 2020	$15,702		$10,264		$-	$25,966

Ms. Lili Zhang, Non-Executive Independent Director(4)	Fiscal year ended September 30, 2022	$800	$		$		$800
	Fiscal year ended September 30, 2021	$-		$-		$-	$-
	From inception through September 30, 2020	$-		$-		$-	$-

Ms. Lingya Jia, Non-Executive Independent Director(5)	Fiscal year ended September 30, 2022	$800		$-		$-	$800
	Fiscal year ended September 30, 2021	$-		$-		$-	$-
	From inception through September 30, 2020	$-		$-		$-	$-

(1)	Mrs. Xiangyi Mao joined King Eagle VIE as Chief Executive Officer on November 3, 2020. She was appointed Chief Executive Officer of the Company on April 20, 2021. She resigned from both positions on November 30, 2021.
(2)	Ms. Yuanyuan Zhang joined King Eagle (China) as Executive Vice President on July 10, 2020, and was appointed as Chief Financial Officer of the Company on April 20, 2021.
(3)	Mr. Yanlu Li joined King Eagle (China) on June 1, 2020, as Chief Executive Officer. He became Vice President of the Company on April 20, 2021. He resigned from both positions on June 15, 2022.
(4)	Mrs. Lili Zhang was appointed a Non-Executive Independent Director of the Company as of August 25, 2022.
(5)	Ms. Lingya Jia was appointed a Non-Executive Independent Director of the Company as of August 25, 2022.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant, or employee of our Company.

Stock Options/SAR Grants

There were no stock options exercised during the years ended September 30, 2022 and 2021 by the executive officers named in the Executive Compensation Table. Further, there are no options, warrants, or rights to receive any of the Company’s securities outstanding.

Outstanding Equity Awards at 2022 Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2022.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual, and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

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

As of the date of this report, only our non-executive independent directors have received compensation for their service on the Board of Directors.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised from inception through September 30, 2022, by the executive officers named in the Executive Compensation Table. Further, there are no option, warrants or rights to receive any of the Company’s securities outstanding.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 22, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K); and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is c/o Kun Peng International Ltd., 1F, Building 3, No 1001 Huihe South Street, Banbidian Village, Gaobeidian Town, Chaoyang District, Beijing, PRC.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percentage of Total Common Equity(2)
Mr. Richun Zhuang	0	0.0%
Ms. Chengyuan Li (3)	65,754,900	16.4%
Ms. Yuanyuan Zhang	0	0.0%
Ms. Lili Zhang	0	0.0%
Ms. Lingya Jia	0	0.0%

All executive officers and directors as a group	65,754,900	16.4%

5% or Greater Stockholders:
Pui Chun Wong	222,029,540	55.5%
Kunpeng TJ Limited	65,754,900	16.4%
Wenqiang Wang	34,158,400	8.5%

(1)	Number of shares reflects the 10:1 forward stock split effected on October 18, 2022.

(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Applicable percentage ownership is based on 400,000,000 shares of common stock outstanding as of December 22, 2022. There are no outstanding options, warrants, or other rights to acquire shares of our common stock.

(3)	These shares are owned of record by Kunpeng TJ Limited. As the sole director and majority shareholder of Kunpeng TJ Limited, Chengyuan Li may be deemed to beneficially own these shares.

Changes in Control

As of the date of this Annual Report, there are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than 5% of our outstanding shares of common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our Company.

Policy for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Amount due from a related party

Amount due from a related party represented the prepaid service fee remitted to Guoxin Star Network Co., Ltd. by our VIE, King Eagle (Tianjin). Guoxin Star Network Co. Ltd. was formerly our related party due to its being wholly owned by Guoxin Ruilian Group Co., Ltd, which also owns Guoxin Zhengye, Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP Industrial on August 26, 2022.

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with a related party, Guoxin Star Network Co., Ltd, a wholly owned subsidiary of Guoxin Rulian Group Co. Ltd. Under the Cooperation Agreement, King Eagle (Tianjin) is required to pay Guoxin Star Network Co., Ltd. approximately $1.05 million (RMB 7.5 million) for the franchise of the operation of Smart Kiosks. Both parties are entitled to exercise the Force Majeure Clause of the contract. As such, this prepaid service fee may or may not be recoverable. In April 2021, King Eagle (Tianjin) remitted $0.32 million (RMB2,250,000) to Guoxin Star Network Co., Ltd. The remaining obligation, approximately $0.74 million (RMB5.3 million), is payable upon the completion of the construction of Smart Kiosks. As of September 30, 2022 and 2021, the amount due from Guoxin Star Network Co., Ltd was $316,192 and $349,019, respectively.

Amount due to related parties

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2022	2021

Mr. Yihe Pang	Director	Payments made to lessors on behalf of King Eagle (China). The balance was paid off in December 2021.	$-	$39,629

Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	267,006	-

Total			$267,006	$39,629

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by J & S Associate, our independent auditor for the fiscal years ended September 30, 2022 and 2021.

	Fiscal Year Ended September 30,
	2022	2021
Audit Fees(1)	$62,000	$68,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$62,000	$68,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Annual Report, we do not have an independent audit committee and our entire Board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit-related services, and tax services are approved in advance by our Board of Directors.

All audit and non-audit services that may be provided by our principal accountant to us require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client, financial information systems design and implementation, appraisal or valuation services, fairness opinion, or contribution-in-kind reports, actuarial services, internal audit outsourcing services, management functions, human resources, broker-dealer, investment adviser, or investment banking services, legal services and expert services unrelated to the audit, and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Prior to engaging our accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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

Kun Peng International Ltd. (Registrant)

Date: December 29, 2022	By:	/s/ Zhuang Richun
Zhuang Richun
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
December 29, 2022
/s/ Yuanyuan Zhang	Chief Financial Officer
Yuanyuan Zhang

/s/ Chengyuan Li	Director	December 29, 2022
Chengyuan Li

/s/ Lili Zhang	Director	December 29, 2022
Lili Zhang

/s/ Lingya Jia	Director	December 29, 2022
Lingya Jia

KUN PENG INTERNATIONAL LTD.

(FORMELY CX NETWORK GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2022 and 2021

J&S ASSOCIATE (AF002380) (Registered with US PCAOB and Malaysia MIA) B-11-14, Megan Avenue II, 12 Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia.	Tel : +603 – 4813 9469 Email : info@jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

KUN PENG INTERNATIONAL LTD.

(Formerly CX Network Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kun Peng International Ltd. and its subsidiaries (collectively, the “Company”) as of September 30, 2021 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended September 30, 2022 and 2021 are in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered from an accumulated deficit of $as at December 31, 2022. These factors create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statement and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ J&S Associate
Certified Public Accountants
PCAOB Number: 6743

December 29, 2022
Malaysia

We have served as the Company’s auditor since 2021.

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEET

		September 30,
	Note	2022	2021
			(restated)
Assets
Current assets
Cash and cash equivalents		$267,131	$2,059,685
Advance and prepayments	4	268,306	338,629
Other receivables	5	65,850	123,824
Amount due from a related party	9	316,192	349,019
Total current assets		917,479	2,871,157

Noncurrent assets
Property, plant and equipment, net	6	134,023	68,725
Intangible assets, net	7	2,082	2,568
Security deposits		43,062	-
Right-of-use assets	12	675,655	282,466
Others		8,317	-
Total noncurrent assets		863,139	353,759

Total assets		$1,780,618	$3,224,916

Liabilities
Current liabilities
Trade and other payables		1,538,741	1,430,576
Deferred revenue	8	2,960,357	3,122,705
Payroll payable		53,890	105,923
Tax payable		47,330	261,771
Amounts due to related parties	9	267,006	39,629
Operating lease obligations, current portion	12	304,753	229,337
Total current liabilities		5,172,077	5,189,941

Noncurrent liabilities
Operating lease obligations, net of current portion	12	264,124	53,129
Total noncurrent liabilities		264,124	53,129

Total liabilities		5,436,201	5,243,070

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and 2021	1	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of September 30, 2022 and 2021*	10	40,000	40,000
Additional paid-in capital	10	(40,000)	(40,000)
Accumulated deficits		(3,653,996)	(1,821,105)
Accumulated other comprehensive income / (loss)		279,367	(32,016)
Total stockholders’ equity		(3,374,629)	(1,853,121)
Non-controlling interests		(280,954)	(165,033)
Total equity		(3,655,583)	(2,018,154)

Total liabilities and equity		$1,780,618	$3,224,916

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Years ended September 30
	Note	2022	2021

Revenue, net		$7,510,059	$5,587,446
Cost of revenue		(1,195,624)	(1,001,777)
Gross profit		6,314,435	4,585,669

Operating expenses
General and administrative expenses		1,680,560	2,619,588
Selling expense		6,641,485	3,741,389
Total operating expenses		8,322,045	6,360,977

Loss from operations		(2,007,610)	(1,775,308)

Other income:
Interest income		1,836	1,062
Other income (expenses)		32,933	(488)
Total other income, net		34,769	574

Loss before income taxes		(1,972,841)	(1,774,734)

Income tax expense	11	-	-

Net loss		(1,972,841)	(1,774,734)
Less: Net loss attributable to non-controlling interest		(139,950)	(162,400)
Net loss attributable to Kun Peng International Ltd		(1,832,891)	(1,612,334)
Foreign currency translation adjustment		335,412	(27,761)
Comprehensive loss		(1,637,429)	(1,802,495)
Less: Comprehensive loss attributable to non-controlling interest		(115,921)	(165,033)
Comprehensive loss attributable to Kun Peng International Ltd		$(1,521,508)	$(1,637,462)

Net loss per share attributable to common stockholders
Basic and diluted*		$(0.005)	$(0.004)

Weighted average shares used to compute net loss per share attributable to common stockholders*		400,000,000	400,000,000

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2022, and 2021

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2021*	400,000,000	$40,000	$(40,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net loss attributable to common stockholders	-	-	-	(1,832,891)	-	(1,832,891)	-	(1,832,891)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(139,950)	(139,950)
Foreign currency translation adjustment	-	-	-	-	311,383	311,383	24,029	335,412
Balance, September 30, 2022	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)

	Common stock*		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2020	21,376,918	$2,138	$(2,134)	$(208,771)	$(6,888)	$(215,655)	$-	$(215,655)
Cancellation of shares	(15,535,309)	(1,554)	1,554	-	-	-	-	-
Reverse acquisition recapitalization	34,158,391	3,416	(3,420)	-	-	(4)	-	(4)
Net loss attributable to common stockholders	-	-	-	(1,612,334	-	(1,612,334)	-	(1,612,334)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(162,400)	(162,400)
Foreign currency translation adjustment	-	-	-	-	(25,128)	(25,128)	(2,633)	(27,761)
Forward stock split*	360,000,000	36,000	(36,000)	-	-	-	-	-
Balance, September 30, 2021*	400,000,000	$40,000	(40,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2022	2021
		(restated)
Cash flows from operating activities
Net loss	$(1,972,841)	$(1,774,734)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	55,932	24,527
Amortization of right-of-use assets	386,152	294,658
Loss on disposal of property and equipment	3,752	-

Changes in operating assets and liabilities
Advance and prepayments	32,770	(636,390)
Other receivables	50,351	15,242
Security deposits	(46,802)	-
Trade and other payables	257,078	1,404,380
Deferred revenue	142,789	2,879,891
Payroll payable	(45,723)	12,323
Amount due to a related party	251,175	(224,243)
Tax payable	(206,303)	212,862
Lease liabilities	(500,460)	(294,658)
Net cash (used in) provided by operating activities	(1,592,130)	1,913,858

Cash flows from investing activities
Purchase of property and equipment	(139,155)	(19,306)
Acquisition of intangible assets	-	(2,677)
Net cash used in investing activities	(139,155)	(21,983)

Effect of exchange rate changes on cash	(61,269)	26,644

Net increase in cash and cash equivalents	(1,792,554)	1,918,519

Cash and cash equivalents, beginning balance	2,059,685	141,166

Cash and cash equivalents, ending balance	$267,131	$2,059,685

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$5,633

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$750,486	$195,738

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kun Peng International Limited (“the Company”, “KPIL”, “KPEA”, “we”, “us”, “our”), a Nevada corporation is (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE, currently engages in the sale of health care and health related household products through its online platform, King Eagle Mall.

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Peng International Limited	● A U.S. company ● Incorporated on January 22, 2020

Authorized shares:

● Common stock: 200,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of September 30, 2022

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of September 30, 2022

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: $400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017	100% owned by Kun Peng International Holding Limited	Paid share capital : 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

King Eagle (China) Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to King Eagle VIE

King Eagle (Tianjin) Technology Co., Ltd.

● a limited liability company incorporated in the People’s Republic of China

● Incorporated on September 2, 2020

● Became a variable interest entity (VIE) of King Eagle (China) Co., Ltd on May 15, 2021

Owned by multiple individuals:

Chengyuan Li (approximately 45.5%), Xiujin Wang (approximately 10.5%), Yuanyuan Zhang (approximately 10%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), Zhandong Fan and Hui Teng (each of whom owns approximately 5%)

			Registered capital of approximately $1.5 million (RMB 10 million)	Operating King Eagle Mall and new online platform

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of RMB 5 million (US$0.7 million)	To commence its operation in January 2023 and the new online platform will be operated under this entity.

Reverse Merger

On May 17, 2021, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Kun Peng International Holding Limited (“KP International Holding”), a limited liability company incorporated in British Virgin Islands on April 20, 2021, and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s Common Stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021.

For accounting purpose, the transaction with KP International Holding was treated as a reverse acquisition and KP International Holding is deemed to be the acquirer and the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International Holding and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International Holding, and the accompanying consolidated financial statements after consummation of the reverse acquisition will include the assets and liabilities of KP International Holding and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying consolidated financial statements share and per share information has been retroactively adjusted to reflect the exchanged shares in the Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40. As of September 30, 2021, there were 40,000,000 shares issued and outstanding.

Authorized Shares and Name Change

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to change the name of the Company from CX Network Group, Inc. to Kun Peng International Limited. (“KPIL”) and to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

Effective October 12, 2022, we increased our authorized common stock from 200,000,000 shares, par value $0.0001, to 1,000,000,000 shares, par value $0.0001, and on October 18, 2022, we effected a 10:1 forward stock split after which we have 400,000,000 shares of common stock issued and outstanding.

On November 8, 2022, the Company changed its name from CX Network Group, Inc. to Kun Peng International Ltd. and its trading symbol was changed to “KPEA.”

On November 11, 2022, the Company received an electronic notice that OTC Markets had approved its application for uplisting from OTC Pink to the OTCQB Venture Market (OTCQB). The Company’s securities commenced trading on the OTCQB at the market open on November 14, 2022. The Company’s shares trade on the OTCQB under the current ticker symbol, “KPEA.”

Kun Peng International Holding Limited

KP International Holding was incorporated in the British Virgin Islands on April 20, 2021. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kunpeng (China) Industrial Development Company Limited (“KP Industrial”), incorporated in Hong Kong on August 11, 2017, at a cash consideration of $0.129 (HK$1). After the ownership transfer, KP International Holding became the sole shareholder of KP Industrial. KP International Holding is a holding company.

Kunpeng (China) Industrial Development Company Limited

Kunpeng (China) Industrial Development Company Limited (“KP Industrial”) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of KP Industrial is 10,000 ordinary shares at $1,292 (HKD10,000) and was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to “Kunpeng (China) Industrial Development Company Limited” and filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phrase and developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly owned subsidiary of KP International Holding on May 3, 2021.

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

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP Industrial and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd agreed to transfer its 8% of its ownership in King Eagle (China) to Guoxin Zhengye and the remaining 7% ownership in King Eagle (China) to KP Industrial on April 20, 2021. After the transfer, KP Industrial and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively. Guoxin Zhengye agreed to transfer its 8% ownership interest in King Eagle (China) to KP Industrial on August 26, 2022. As a result of the transfer, KP Industrial is the sole shareholder of King Eagle (China).

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle VIE. It is owned by multiple individuals: Chengyuan Li (approximately 45.5%), Xiujin Wang (approximately 10.5%), Yuanyuan Zhang (approximately 10%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), Zhandong Fan and Hui Teng (each of whom owns approximately 5%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Chengyuan Li is a director and Yuanyuan Zhang is Chief Financial Officer of the Company.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021 with a registered capital of RMB 5 million (US$0.7 million). It’s wholly owned by KP (Hong Kong).

King Eagle (Beijing) Technology Co., Ltd

King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”) was incorporated as a limited liability company in Beijing in the People’s Republic of China on December 1, 2022 with a registered capital of RMB 5 million (US$0.7 million). It is a wholly owned by King Eagle (Tianjin).

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2022 and 2021 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. For the year ended September 30, 2022, the Company incurred cash outflows from operating activities of $1,592,130, a net loss of $1,972,841, and negative working capital of $4,254,598. Moreover, there was a delay in the progress of the planning of smart kiosk due to the lockdown of the affected areas in the PRC. Although the business and markets in mainland China have reopened as mainland China has relaxed its policies and controls relating to the COVID-19 in early December 2022, the infection cases of the COVID-19 are expected to increase greatly which may cause restrictions on our service agents to travel and launch face-to-face marketing activities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. The financial liquidity of the Company has declined to very unhealthy level in this year due to the decline in the balance of cash and cash equivalent. Options under consideration in the review process include, but not limited to, increase of sales on its online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through issuance of shares. Besides, our new online platform which focuses on promoting and selling own brand preventive health care products to wholesalers and retailers was placed in service in October 2022. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its online platform to reduce the costs of goods sold and slimming its administrative overhead costs. For example, we reduced the compensation and benefits of our executives, decreased office supplies expense, trimmed staff meeting expense. Additionally, the Company obtained a fund advance of approximately $0.3 million from one of the shareholders of King Eagle (Tianjin) to meet its working capital requirements.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, and promoting and selling its own brand health care products on its new online platform to reduce costs of goods sold, streamlining its overhead costs or obtaining a financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing that will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

COVID-19 Outbreak

The COVID-19 pandemic has resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies and construction projects of Smart Kiosks were therefore postponed.

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. The number of cases of COVID-19 is expected to increase greatly which may cause restrictions on our service agents to travel and launch face-to-face marketing activities. Construction of our Smart Kiosks may not be immediate, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks. However, as the pandemic increased overall public health consciousness in the PRC, the Company’s average monthly online sale revenue increased by $0.2 million, or 34.4%, from $0.4 million for the year ended September 30, 2021 to $0.6 million for the year ended September 30, 2022.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in British Virgin Islands use U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as its functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain (loss) amounted to $279,367 and $(32,016) for the years ended September 30, 2022 and 2021, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2022 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8221	6.5473

As of September 30, 2022 (Closing Rate)
United States dollar ($1)	7.8500	7.1159

For the year ended September 30, 2021 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.7631	6.5101

As of September 30, 2021 (Closing Rate)
United States dollar ($1)	7.7851	6.4466

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets”.

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of September 30, 2022 and 2021, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, they are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe we are not exposed to significant risks with respect to our cash in bank accounts and low risk for our cash in e-wallets.

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

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2022 and 2021.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2022 and 2021, management determined that there was no impairment.

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

Related Party Transactions

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented; and c) such other information deemed necessary to an understanding of the nature of the related party transactions.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2022 and 2021 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Pursuant to FASB ASU No. 2016-08, Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), the Company recorded revenue on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables on gross sales from customers.

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

● identify the contract with a customer;

● identify the performance obligations in the contract;

● determine the transaction price;

● allocate the transaction price to performance obligations in the contract; and

● recognize revenue as the performance obligation is satisfied.

Consistent with the criteria of ASC 606 “Revenue from Contracts with Customers,” we recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership, and (v) acceptance of the good or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipated the majority of the revenue will be recognized in the fiscal year 2023. Management agreed that the amount received is non-refundable; however, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances, and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defect goods, goods lost in transit. We have experienced insignificant amount of goods returned and claims from goods lost in transit from the past, our product liability is insignificant; therefore, Management believes product liability accrual as at September, 30 2022 and 2021 is not required.

Discount allowed - Accrued Store-Credit

We provide store-credit, “Golden Beans” to our customers after sales of goods to them. The Golden Beans can be utilized against their future purchases with restrictions and expiry date. The amount utilized will be recognized as direct discount as and when the sales arise, and the price net of this discount has been controlled and set by the management, to ensure that the sales will always result in a gross profit. As such, we do not accrue any liability from this store-credit as there is no present obligation arising from this Golden Bean as of September, 30 2022, and 2021, and the utilization of these Golden Beans is not expected to result in an outflow from the Company’s resources embodying economic benefits.

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

Research and Development Expenses

Research and development (R&D) expenses are all costs associated with the original development and design of the product as well as any intellectual property (IP) generated during the development phase, including patents and copyrights. Research and development expenses are included in the overall operating expenses and reflected as a separate line item on the consolidated statement of operations.

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development in Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the years ended September 30, 2022 and 2021.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fee to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies and other incidental expenses that are incurred directly to attract or retain consumers.

Our selling expenses for the years ended September 30, 2022 and 2021 were $6,641,485 and $3,741,389, respectively. We recognized the marketing and promotional service expense when our service agents performed marketing activities, promotions and exhibitions for our business and products. For the years ended September 30, 2022 and 2021, we recorded marketing and promotional service fee to our service agents in an amount of $5,844,846 and $2,929,080, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivable. As September 30, 2022 and 2021, $252,512 (RMB1,796,861) and $1,886,622 (RMB12,162,295), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See our commitments and contingencies in Note 13 under Item 8, Financial Statements and Supplementary Data. In meeting its liquidity requirements, the Company continues to focus on increasing its revenue through the sale of consumer health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2022, and 2021.

For the year ended September 30, 2022, four major vendors accounted for 18%, 16%, 16% and 12% of the Company’s total cost of sales.

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

Commitments and Contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Recent Accounting Pronouncement

Recently Adopted Accounting Standards

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. This standard was effective for KPIL after September 30, 2021. The Company evaluated that this new guidance does not have significant impact on its consolidated financial statements.

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

In the period from October 2022 through December 2022, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

NOTE 3 - VARIABLE INTEREST ENTITIES “VIE” ARRANGEMENTS

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity “VIE.”

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: It is owned by multiple individuals: Chengyuan Li (approximately 45.5%), Xiujin Wang (approximately 10.5%), Yuanyuan Zhang (approximately 10%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), Zhandong Fan and Hui Teng (each of whom owns approximately 5%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Chengyuan Li is a director and Yuanyuan Zhang is Chief Financial Officer of the Company.

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

Moreover, King Eagle (Tianijn) has agreed to subject the operations and management of its business to the full control under King Eagle (China) and King Eagle (Tianjin) will take King Eagle (China)’s advice on the appointment of dismissal of directors and employment, regular operation and financial management. Accordingly, the Company consolidates the accounts of King Eagle (Tianjin) and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC, 810-10, Consolidation.

Accordingly, the accounts of King Eagle (Tianjin) are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s financial statements.

The Company consolidated its VIE as of September 30, 2022, and 2021. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30,
	2022	2021

Current assets	$2,214,289	$3,712,560
Noncurrent assets	107,774	145,935
Total assets	2,322,063	3,858,495
Total liabilities	4,633,855	4,525,808
Net liabilities	$(2,311,792)	$(667,313)

The VIE’s liabilities consisted of the following as of September 30, 2022, and 2021:

	September 30,
	2022	2021

Current liabilities
Trade and other payable	$1,253,421	$1,024,064
Amount due to a related party	267,006	-
Deferred revenue	2,960,357	3,122,705
Payroll payable	4,312	14,802
Tax payable	41,345	218,301
Operating lease obligations, currents	85,390	92,807
Total current liabilities	4,611,831	4,472,679
Total noncurrent liabilities
Operating lease obligations, net of current portion	22,024	53,129
Total noncurrent liabilities	22,024	53,129
Total liabilities	$4,633,855	$4,525,808

The operating results of the VIE were as follows:

	September 30,
	2022	2021

Revenue	$7,510,059	$5,587,446
Gross profit	6,321,414	4,590,774
Loss from operations	(1,540,642)	(650,804)
Other income	29,098	834
Net loss	$(1,511,544)	$(649,970)

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	September 30,
	2022	2021

Prepaid rent and building management and utilities	$23,324	$85,474
Prepaid supplies(1)	202,150	78,248
Prepaid system maintenance services	-	5,209
Prepaid income tax	5,154	5,689
Prepaid professional services(2)	25,941	148,708
Prepaid others	11,737	15,301
Total prepayments	$268,306	$338,629

(1)	As of September 30, 2022, and 2021, the Company had prepaid supplies of $202,150 and $78,248, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of September 30, 2022, the ending balance of prepaid professional services included two types of prepayments, $9,369, for the legal service fee for our PRC entities, $16,572 for the promotional and marketing fee. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2022. The promotional and marketing fee will be amortized to selling expense using a straight-line method over the service periods from October 2022 through February 2023.

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

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	September 30,
	2022	2021

Rental deposits	$14,735	$93,583
Advance to employees	45,250	30,241
Others	5,865	-
Total other receivables, net	$65,850	$123,824

Advance to employees represents funds provided to our officers and employees for the business expenses, such as travel, parking, gasoline, membership, meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to repay within a year. Others, $5,865, primarily included the amount, $3,677, refundable from a third-party vendor for the unused software service, and the remaining, $2,188, represented the short-term loans to two third parties to be repaid to King Eagle (Tianjin). King Eagle (Tianjin) expected that it will receive the refund for the unused software service and repayment of those loans in early 2023.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,
	2022	2021

Leasehold improvements	$127,301	$29,886
Furniture and fixtures	1,235	9,534
Computer equipment	40,099	43,452
Office equipment	1,480	1,633
Computer software	-	11,971
Subtotal	170,115	96,476
Less: accumulated depreciation	(36,092)	(27,751)
Total property and equipment, net	$134,023	$68,725

Depreciation expense was $55,666 and $24,392 for the years ended September 30, 2022 and 2021, respectively.

On February 28, 2022, King Eagle (China) entered into a lease agreement for its new office in Beijing. As it moved to a new office premise in May 2022, it removed the leasehold improvement in May 2022 and the estimated useful life of the leasehold improvements of our previous office in Beijing changed from 60 months to 22 months. Accordingly, an additional amount of depreciation expense of the relative leasehold improvements, $16,184, was recognized in May 2022. It also terminated the software services setup in its old office by the end of May 2022 and was eligible for the refund of the cost of the unused services in an amount of $3,677, which was reclassified to other receivables. King Eagle China expects to receive the refund in early February 2023 after it communicated with the corresponding third-party vendor. It also disposed the furniture and fixture in its old office. While it received a sale proceeds for the disposal in an amount of $281, it incurred a loss of disposal of in an amount of $3,752.

NOTE 7 – INTANGIBLE ASSETS

	September 30,
	2022	2021

Trademarks	$2,449	$2,703
Subtotal	2,449	2,703
Less: accumulated amortization	(367)	(135)
Total intangible assets, net	$2,082	$2,568

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years. Approximately $1,071 and $1,377 will be expired in July 2031 and April 2031, respectively.

Amortization expense was $266 and $135 for the years ended September 30, 2022, and 2021, respectively.

NOTE 8 – DEFERRED REVENUE

	September 30,
	2022	2021

Advance payments from customers	$2,960,357	$3,122,705
Total deferred revenue	$2,960,357	$3,122,705

Deferred revenue resulted from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As at September 30, 2022 and 2021, the Company had a total deferred revenue of $2,960,357 and $3,122,705 respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. We anticipated the majority of the revenue will be recognized in the fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

NOTE 9 - RELATED PARTY TRANSACTIONS

Amount due from a related party represented the prepaid service fee remitted to Guoxin Star Network Co., Ltd. by our VIE, King Eagle (Tianjin). On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with our related party, Guoxin Star Network Co., Ltd. Guoxin Star Network Co. Ltd. was formerly our related party due to its being wholly owned by Guoxin Rulian Group Co. Ltd., which also owns Guoxin Zhengye. Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP Industrial on August 26, 2022.

Under the Cooperation Agreement, King Eagle (Tianjin) is required to pay Guoxin Star Network Co., Ltd. in an amount of approximately $1.05 million (RMB 7.5 million) for the franchise of the operation of smart kiosks. Both parties are entitled to exercise the Force Majeure Clause of the contract signed between both parties. It is more likely than not that both parties will execute the agreement in the next 12 months. In April 2021, King Eagle (Tianjin) remitted $0.32 million (RMB2,250,000) to Guoxin Star Network Co., Ltd. The remaining obligation, approximately $0.74 million (RMB5.3 million), is payable upon the completion of the construction of smart kiosks.

			September 30,
Name of related party	Relationship	Nature of transactions	2022	2021

Guoxin Star Network Co., Ltd	It is wholly owned by Guoxin Ruilian Group Co., Ltd, the common shareholder of our former owner, Guoxin Zhengye, which owned an 8% interest in King Eagle (China) until August 2022	Prepaid services for the operation of the smart kiosk	$316,192	$349,019

Total			$316,192	$349,019

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2022	2021

Mr. Yihe Pang	Director	Payments made to the lessors on behalf of King Eagle (China). The balance was paid off in December 2021.	$-	$39,629
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	267,006	-

Total			$267,006	$39,629

NOTE 10 - EQUITY

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value Common Stock, and 10,000,000 designated as $0.0001 par value Preferred Stock.

Effective on October 12, 2022, a Certificate of Amendment was filed with the Nevada Secretary of State to increase the authorized number of shares of the Corporation’s $0.0001 par value common stock (the “Common Stock”) from 200,000,000 shares to 1,000,000,000 shares of Common Stock.

The Company’s board of directors approved and declared a 10:1 forward split of its common stock on September 6, 2022. As a result of the stock split, holders of pre-split shares of common stock have the right to receive post-split shares of common stock at a ratio of ten (10) shares of post-split common stock for every one (1) share of pre-split common stock. The stock split had a record date on September 16, 2022 and an effective date on October 18, 2022. No fractional shares will be issuable as a result of the Forward Stock Split. After the forward stock split, the issued and outstanding of our common stock is 400,000,000 shares with par value per share remained unchanged at 0.0001 per share after the stock split.

Preferred stock

The Company’s authorized shares of preferred stock were 10,000,000 shares, with a par value of $0.0001, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized. No shares of preferred stock were issued and outstanding as of September 30, 2022, and 2021.

Common stock

With the retrospective effect of the increase in authorized shares of common stock and 10:1 forward stock split, the Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of September 30, 2022, and 2021, respectively. The issued and outstanding shares of common stock were 400,000,000 as of September 30, 2022 and 2021, respectively.

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

Restricted net assets

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2022, and 2021, the Company had negative net assets which included common stock, additional paid-in capital, subscription receivable, accumulated deficit and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. As of September 30, 2022, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in an amount of $844,025, $2,311,792 and $351, respectively. Due to the net operating loss, as of September 30, 2021, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative net assets which amounted to $1,039,840, $667,313 and nil, respectively. Accordingly, the Company did not accrue statutory reserve funds as of September 30, 2022. and 2021.

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2022, and 2021.

British Virgin Islands

KP International Holding is a holding corporation organized as an International Business Company under the laws of the British Virgin Islands (“BVI”), and its principal operating subsidiaries are organized under the laws of Hong Kong and the laws of the PRC. KP International and its subsidiaries are not subject to income taxes in the BVI.

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

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International Holding, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for years ended September 30, 2022 and 2021 and therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

September 30
	2022		2021
Current	$		$
Federal		-		-
State		-		-
Foreign		-		-
Total current		-		-

Deferred
Federal		-		-
State		-		-
Foreign		-		-
Total deferred		-		-

Total income tax expense		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	September 30,
	2022	2021
Loss before income tax expense	$(1,972,841)	$(1,774,734)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.5%	3.2%
Tax effect of non-deductible expenses	(0.3)%	(0.7)%
Change in valuation allowance	(24.2)%	(23.5)%
Effective tax rate	0%	0%

Deferred tax assets included the following:

	September 30,
	2022		2021
Deferred tax assets	$		$
Net operating loss carryforwards		922,114		668,825
Organizational expense				1,216
Total deferred tax assets		922,114		670,041
Valuation allowance		(922,114)		(670,041)
Total deferred tax assets, net		$-		$-

As of September 30, 2022, and 2021, the Company had generated gross net operating loss carryforwards in an amount of $3,807,069 and $2,872,763. As of September 30, 2022 and 2021, our US entity generated gross net operating loss carryforwards in an amount of $726,495 and $1,223,130, respectively, available to offset future taxable income. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforwards the NOL indefinitely. NOLs generated prior to January 1, 2018, will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

The Companies in Hong Kong incurred gross net operating loss carryforwards in an amount of $3,548 and $2,624 as of September 30, 2022 and 2021, respectively. The net operating loss generated in Hong Kong is carried forward indefinitely.

Our entities in the PRC generated $3,077,026 and $1,647,009 gross net operating loss carryforwards as of September 30, 2022, and 2021, respectively. Those net operating loss carryforwards can be used to offset taxable income in future periods and reduce the income taxes payable of our PRC entities in those future periods and will expire in 5 years from the date they incurred if they are not used. If not utilized, approximately $208,802, $1,438,207 and $1,430,017 will be expired in the years of 2025, 2026 and 2027, respectively.

At this time, the Company considered it is more likely than not that its US, Hong Kong and PRC entities have sufficient taxable income in the near future that will allow us to realize these DTAs. Therefore, the Company recorded a full valuation allowance against all of its deferred tax assets as of September 30, 2022, and 2021. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or portion of these allowances.

NOTE 12 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of September 30, 2022, and 2021:

Assets/liabilities	Classification	September 30, 2022	September 30, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$675,655	$282,466

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$304,753	$229,337

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	$264,124	$53,129

Total lease liabilities		$568,877	$282,466

The operating lease expense for the years September 30, 2022, and 2021 was as follows:

		September 30
Lease Cost	Classification	2022	2021
Operating lease cost	General and administrative	$398,133	$375,170
Total lease cost		$398,133	$375,170

Maturities of operating lease liabilities as of September 30, 2022, were as follow:

Maturity of Lease Liabilities	Operating Leases
2023	$328,832
2024	273,520
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	$602,352
Less: interest	(33,475)
Present value of lease payments	$568,877

Maturities of operating lease liabilities as of September 30, 2021, were as follow:

Maturity of Lease Liabilities	Operating Leases
2022	$236,506
2023	54,292
2024	-
2025	-
2026	-
Thereafter	-
Total lease payments	$290,798
Less: interest	(8,332)
Present value of lease payments	$282,466

Supplemental information related to operating leases was as follows:

	September 30
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$500,460	$294,658
New operating lease assets obtained in exchange for operating lease liabilities	$750,486	$195,738
Weighted average remaining lease term	2.3 years	1.1 years
Weighted average discount rate	4.72%	4.75%

The amortization expense was $386,152 and $294,658 for the years ended September 30, 2022, and 2021, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

King Eagle (China) and King Eagle (Tianjin) entered into multiple purchase and service commitments. As of September 30, 2022 and 2021, King Eagle (China) and King Eagle (Tianjin) had purchase and service commitments in an amount of $53,910 and $93,383, respectively.

Cooperation commitment of smart kiosk

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.05 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) had remitted approximately $0.32 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.74 million (RMB5,250,000), is payable upon the completion of the implementation of Smart Kiosks. In early December 2022, the government of the People’s Republic of China relaxed the COVID-19 measures. The local government agencies may reopen their offices gradually. King Eagle (Tianjin) estimated that the project may resume in the middle of calendar year 2023.

NOTE 14 - SUBSEQUENT EVENT

Effective October 12, 2022, we increased our authorized common stock from 200,000,000 shares, par value $0.0001, to 1,000,000,000 shares, par value $0.0001, and on October 18, 2022, we effected a 10:1 forward stock split after which we have 400,000,000 shares of common stock issued and outstanding .

In October 2022, we introduced and implemented a new online platform which focuses on promoting and selling our own brand health care related products to wholesalers and retailers.

On November 11, 2022, Kun Peng International Ltd. (“Kun Peng”) received an electronic notice that OTC Markets had approved Kun Peng’s application for uplisting from OTC Pink to the OTCQB Venture Market (OTCQB). Kun Peng commenced trading on the OTCQB at the market open on November 14, 2022. Kun Peng’s shares trade on the OTCQB under the current ticker symbol, “KPEA”. Existing shareholders will see their shares quoted on the OTCQB without any further action needed.

On December 1, 2022, King Eagle (Beijing) Technology Co., Ltd. (“King Eagle (Beijing)”) was established as a wholly-owned subsidiary of King Eagle (Tianjin).

As of September 30, 2022, the Company evaluated and concluded that there are no other subsequent events have occurred that would require recognition or disclosure in the financial statements other than ones disclosed above.

