Form 10-Q
period 2022-12-31
Kun Peng International Ltd.
filed 2023-02-14
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Yes ☐ No ☒

As of February 14, 2023, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		December 31,	September 30,
	Note	2022	2022

Assets
Current assets
Cash and cash equivalents		$25,320	$267,131
Advance and prepayments	4	207,772	268,306
Other receivables	5	70,858	65,850
Amount due from a related party	10	326,219	316,192
Total current assets		630,169	917,479

Noncurrent assets
Property, plant and equipment, net	6	122,652	134,023
Intangible assets, net	7	2,596	2,082
Security deposits		44,428	43,062
Right-of-use assets	14	621,594	675,655
Others		7,294	8,317
Total noncurrent assets		798,564	863,139

Total assets		$1,428,733	$1,780,618

Liabilities
Current liabilities
Trade payables		1,375,877	799,551
Other payables and accrual	9	754,648	739,190
Deferred revenue	8	2,876,005	2,960,357
Payroll payable		49,693	53,890
Tax payable		60,240	47,330
Amounts due to related parties	10	292,293	267,006
Operating lease obligations, current portion	14	307,926	304,753
Total current liabilities		5,716,682	5,172,077

Noncurrent liabilities
Operating lease obligations, net of current portion	14	266,557	264,124
Total noncurrent liabilities		266,557	264,124

Total liabilities		5,983,239	5,436,201

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and September 30, 2022	11
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of December 31, 2022 and September 30, 2022*	11	40,000	40,000
Additional paid-in capital	11	(40,000)	(40,000)
Accumulated deficits		(4,414,309)	(3,653,996)
Accumulated other comprehensive income		140,757	279,367
Total stockholders’ equity		(4,273,552)	(3,374,629)
Non-controlling interests		(280,954)	(280,954)
Total equity		(4,554,506)	(3,655,583)

Total liabilities and equity		$1,428,733	$1,780,618

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		For the three months ended December 31,
	Note	2022	2021

Revenue, net	12	$452,118	$4,669,408
Cost of revenue	12	(109,188)	(709,209)
Gross profit		342,930	3,960,199

Operating expenses
General and administrative expenses		374,824	381,901
Selling expense		728,792	3,265,453
Total operating expenses		1,103,616	3,647,354

(Loss) income from operations		(760,686)	312,845

Other (expenses) income:
Interest income		49	1,560
Other income		324	23,453
Total other income, net		373	25,013

(Loss) income before income taxes		(760,313)	337,858

Income tax expense	13	-	-

Net (loss) income		(760,313)	337,858
Less: Net (loss) income attributable to non-controlling interest		-	31,042
Net (loss) income attributable to Kun Peng International Ltd		(760,313)	306,816
Foreign currency translation adjustment		(138,610)	13,004
Comprehensive (loss) income		(898,923)	350,862
Less: Comprehensive (loss) income attributable to non-controlling interest		-	32,124
Comprehensive (loss) income attributable to Kun Peng International Ltd		$(898,923)	$318,738

Net (loss) income per share attributable to common stockholders
Basic and diluted		$(0.002)	$0.0008

Weighted average shares used to compute net (loss) income per share attributable to common stockholders*		400,000,000	400,000,000

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2021*	400,000,000	$40,000	$(40,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net income attributable to common stockholders	-	-	-	306,816	-	306,816	-	306,816
Net income attributable to noncontrolling interest	-	-	-	-	-	-	31,042	31,042
Foreign currency translation adjustment	-	-	-	-	11,922	11,922	1,082	13,004
Balance, December 31, 2021*	400,000,000	$40,000	$(40,000)	$(1,514,289)	$(20,094)	$(1,534,383)	$(132,909)	$(1,667,292)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2022*	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Net loss attributable to common stockholders	-	-	-	(760,313)	-	(760,313)	-	(760,313)
Foreign currency translation adjustment	-	-	-	-	(138,610)	(138,610)	-	(138,610)
Balance, December 31, 2022	400,000,000	$40,000	$(40,000)	$(4,414,309)	$140,757	$(4,273,552)	$(280,954)	$(4,554,506)

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended December 31,
	2022	2021

Cash flows from operating activities
Net (loss) income	$(760,313)	$337,858
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	15,223	9,532
Amortization of right-of-use assets	80,374	84,273

Changes in operating assets and liabilities
Advance and prepayments	68,206	103,754
Other receivables	(2,831)	361,576
Trade payables	534,327	(727,698)
Other payables and accrual	(7,467)
Deferred revenue	(172,853)	(78,588)
Payroll payable	(5,728)	(13,936)
Amounts due to related parties	16,310	741,889
Tax payable	11,064	(24,284)
Lease liabilities	(19,224)	(84,273)
Net cash (used in) provided by operating activities	(242,912)	679,690

Cash flows from investing activities
Purchase of property and equipment	-	(7,459)
Acquisition of trademarks	(509)	-
Net cash used in investing activities	(509)	(7,459)

Effect of exchange rate changes on cash	1,610	(44,568)

Net increase in cash and cash equivalents	(241,811)	627,663

Cash and cash equivalents, beginning balance	267,131	2,059,685

Cash and cash equivalents, ending balance	$25,320	$2,687,348

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND ORGANIZATION

Kun Peng International Limited (“the Company,” “KPIL,” “CXKJ,” “we,” “us,” “our”), a Nevada corporation (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE, currently engages in the sale of health care and health related household products through its online platforms, King Eagle Mall and Kun Zhi Jian.

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Peng International Limited	● A U.S. company ● Incorporated on June 28, 2017

Authorized shares:

● Common stock: 1,000,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of December 31, 2022

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of December 31, 2022

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: 400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017	100% owned by Kun Peng International Holding Limited	Paid share capital: 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

King Eagle (China) Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to King Eagle VIE

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

			Registered capital of approximately $1.5 million (RMB 10 million)	Operating King Eagle Mall and new online platform , Kun Zhi Jian, until December 31, 2022

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of RMB 5 million (US$0.7 million)	Operation commenced in January 2023 and the new online platform , Kun Zhi Jian, will be transferred from its immediate holding company, King Eagle (Tianjin) Technology Co., Ltd., and operated under this entity.

Reverse Merger

On May 17, 2021, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Kun Peng International Holding Limited (“KP International”), a limited liability company incorporated in the British Virgin Islands on April 20, 2021, and (ii) the five members of KP International to acquire all of the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Share Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s common stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021 (“Closing Date”).

For accounting purpose, the transaction with KP International was treated as a reverse acquisition and KP International is deemed to be the acquirer and the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International, and the accompanying consolidated financial statements after consummation of the Reverse Acquisition will include the assets and liabilities of KP International and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying consolidated financial statements’ share and per share information has been retroactively adjusted to reflect the exchanged shares in the Reverse Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40. As of December 31, 2022 and December 31, 2021, there were 400,000,000 and 40,000,000 shares issued and outstanding, respectively.

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

Kun Peng International Holding Limited

Kun Peng International Holding Limited (“KP International Holding”) was incorporated in the British Virgin Islands on April 20, 2021. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kunpeng (China) Industrial Development Company Limited (“KP Industrial”), incorporated in Hong Kong on August 11, 2017, at a cash consideration of $0.129 (HK$1). After the ownership transfer, KP International Holding became the sole shareholder of KP Industrial. KP International Holding is a holding company.

Kunpeng (China) Industrial Development Company Limited

Kunpeng (China) Industrial Development Company Limited (“KP Industrial”) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of KP Industrial is 10,000 ordinary shares at $1,292 (HKD10,000) and was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to “Kunpeng (China) Industrial Development Company Limited” and it filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phase and on developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly owned subsidiary of KP International on May 3, 2021.

Kun Peng (Hong Kong) Industrial Development Limited

Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”) was incorporated as a limited liability company in Hong Kong on June 21, 2021. It is a holding company and is wholly owned by Kun Peng International Holding Limited. The share capital of this entity upon formation is $0.13 (HK$1).

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in Beijing Economic Technological Development Zone in the People’s Republic of China (“the PRC”) on March 20, 2019 with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP Industrial at the time of establishment. KP Industrial transferred its approximately $2.2 million (RMB 15 million) or 15% to Guoxin Ruilian Group Co., Ltd, a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP Industrial and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd agreed to transfer its 8% ownership in King Eagle (China) to Guoxin Zhengye and the remaining 7% ownership in King Eagle (China) to KP Industrial on April 20, 2021. After the transfer, KP Industrial and Guoxin Zhengye, respectively, became the 92% and 8% shareholders of King Eagle (China). Guoxin Zhengye agreed to transfer its 8% ownership interest in King Eagle (China) to KP Industrial on August 26, 2022. As a result of the transfer, KP Industrial is the sole shareholder of King Eagle (China).

Some of the business engaged in by King Eagle (Tianjin) is restricted or prohibited for foreign investment under PRC regulations. Therefore, King Eagle (China) has entered into VIE Agreements with King Eagle (Tianjin) and its shareholders. We do not own any equity interests in King Eagle (Tianjin), but control and receive the economic benefits of its business operations through the VIE Agreements. The VIE Agreements enable us to provide King Eagle (Tianjin) with consulting services on an exclusive basis in exchange for all of its annual profits, if any. In addition, we are able to appoint its senior executives and approve all matters requiring approval of its shareholders. The VIE Agreements are comprised of a Consulting Service Agreement, Business Operation Agreement, Proxy Agreement, Equity Disposal Agreement, and Equity Pledge Agreement.

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International; such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) will have to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle (Tianjin). It is owned by multiple individuals: Chengyuan Li (approximately 45.5%), Xiujin Wang (approximately 10.5%), Yuanyuan Zhang (approximately 10%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), and Zhandong Fan and Hui Teng (each of whom owns approximately 5%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Chengyuan Li is a director and Yuanyuan Zhang is Chief Financial Officer of the Company.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021 with a registered capital of $5 million. It is wholly owned by KP (Hong Kong).

King Eagle (Beijing) Technology Co. Ltd.

King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”) was incorporated as a limited liability company in Beijing in the People’s Republic of China on December 1, 2022 with a registered capital of RMB 5 million (US$0.7 million). It is wholly owned by King Eagle (Tianjin). Beginning January 2023, the operation of our new online platform, Kun Zhi Jian, was transferred to King Eagle (Beijing) from King Eagle (Tianjin).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to quarterly financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Quarterly results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the quarterly periods have been included.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2022 included in the Form 10-K filed with the SEC on December 29, 2022.

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

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and its variable interest entity (“VIE”). All significant intercompany transactions and balances within the Company have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the three months ended December 31, 2022 and 2021 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders’ deficit.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company on a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. For the three months ended December 31, 2022, the Company incurred cash outflows from operating activities of $242,912, a net loss of $760,313 and a negative working capital of $5,086,513. Although the businesses and markets in mainland China have reopened as mainland China has relaxed its COVID-19 policies and controls, cases of COVID-19 have increased significantly, particularly in the metropolitan areas, which may cause restrictions on our service agents to travel and launch face-to-face marketing activities. In addition, our online sales during the first quarter of 2023 were slack, and there is a delay in the approval process for our permit for the construction of Smart Kiosks due to the closure of government agencies in the affected areas in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but are not limited to, increasing sales through the Company’s online business, reducing overhead costs, obtaining advances of funds from the Company’s stockholders and directors, or financing through the issuance of shares. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its new online platform, Kun Zhi Jian, to explore wholesale markets. This online platform focuses on promoting and selling our own brand of preventive health care products to wholesalers. The Company also launched advertising campaigns to promote its own brand. The Company streamlined its administrative overhead costs. For example, we reduced the compensation and benefits of our executives and decreased office supplies expense.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through its online platforms and streamlining its overhead costs or obtaining financing from its stockholders or directors. As we expect the COVID-19 pandemic and restrictive governmental controls in the PRC will be gradually softened, each of our service agents plans to launch three marketing campaigns every week to promote our own brand products, particularly thermal therapy cabins. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

COVID-19 Outbreak

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. However, a number of major metropolitan areas in the PRC, such as Shanghai, Beijing, Shenzhen, Chengdu, Dalian, and Guiyang, experienced a COVID-19 resurgence, which caused restrictions on our service agents to travel and launch face-to-face marketing activities. Shortage of logistics and delivery capacity in those affected communities precluded our customers from placing orders online. Due to closures and access restriction in certain affected areas and government agencies, the approval process of our applications for the construction of Smart Kiosks was postponed, which impacts our plan of enhancing our face-to-face customer services and increasing our market share.

The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks.

While we do not expect that the virus will continue to have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of the situation with COVID-19 in the PRC. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to the holders of our common stock by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to the holders of our common stock, as adjusted for the effect of dilutive common stock equivalents, if any, by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. However, common stock equivalents are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in the British Virgin Islands uses the U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as their respective functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation.”

Assets and liabilities are translated at the unified exchange rate at the end of the period. Income and expense accounts are translated at the average translation rates and equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $140,757 and $279,367, as of December 31, 2022 and September 30, 2022, respectively.

The following table shows the foreign exchange rates used for translation:

the exchange rates set forth on the www.xe.com	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2022 (Closing Rate)
United States dollar ($1)	7.8500	7.1159

For the three-month period ended December 31, 2021 (Average Rate)
United States dollar ($1)	7.7897	6.3952

the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of December 31, 2022 (Closing Rate)
United States dollar ($1)	7.8015	6.8972

For the three-month period ended December 31, 2022 (Average Rate)
United States dollar ($1)	7.8214	7.1120

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC and in e-wallets. As of December 31, 2022 and September 30, 2022, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe we are not exposed to significant risks with respect to our cash in bank accounts and low risk with respect to our cash kept in e-wallets.

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

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements,”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Pursuant to section 850-10-20, related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented; and c) such other information deemed necessary to an understanding of the nature of the related party transactions.

Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net (loss) income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income for the three months ended December 31, 2022 and 2021 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue is comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Revenue was recorded on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements, has latitude in establishing prices, has discretion in suppliers’ selection, and assumes credit risks on receivables on gross sales from customers.

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

We recognize revenue when control of the promised goods is transferred to customers of King Eagle Mall and our new online platform. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods to our customers. The revenue mainly includes two customer types: retail (“King Eagle Mall” online platform) and wholesale (“Kun Zhi Jian,” our new online platform). The revenue is recognized at a point in time when control of the promised goods is transferred to our customers.

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipated the majority of the revenue will be recognized in the fiscal year 2023. Management agreed that the amount received is non-refundable; however, this term is not bound by any agreement. Thus, customers may have the right to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defective goods and goods lost in transit. As we have experienced insignificant amounts of goods returned and claims from goods lost in transit in the past, our product liability is insignificant; therefore, management believes product liability accrual as at December 31, 2022 and September 30, 2022 is negligible.

Discount allowed - Accrued Store-Credit

We provide store-credit, “Golden Beans,” to our customers after sales of goods to them. The Golden Beans can be utilized against their future purchases with restrictions and expiry date. The amount utilized will be recognized as direct discount as and when the sales arise, and the price net of this discount has been controlled and set by management to ensure that the sales will always result in a gross profit. As such, we do not accrue any liability from this store-credit as there is no present obligation arising from Golden Beans as of December 31, 2022 and September 30, 2022, and the utilization of these Golden Beans is not expected to result in an outflow from the Company’s resources embodying economic benefits.

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

The Company elected the package of practical expedients, which allows the Company to carry-forward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any lease that exists prior to adoption of the new standard.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on the Balance Sheet or presenting them as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the three months ended December 31, 2022 and 2021.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department, such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain consumers.

Our selling expenses for the three months ended December 31, 2022 and 2021 were $728,792 and $3,265,453, respectively. We recognized the marketing and promotional service expense when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the three months ended December 31, 2022 and 2021, we recorded marketing and promotional service fees to our service agents in an amount of $546,660 and $3,020,635, respectively.

Recently Adopted Accounting Standards

Income Taxes. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which modifies and eliminates certain exceptions to the general principles of ASC 740, “Income Taxes.” This standard was effective for KPIL after September 30, 2021. The Company evaluated that this new guidance does not have a significant impact on its condensed consolidated financial statements.

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,”Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2023 and evaluated that this new guidance does not have a significant impact on its condensed consolidated financial statements.

In the period from December 2022 through January 2023, the FASB has not issued additional accounting standards updates.

NOTE 3 - VARIABLE INTEREST ENTITIES “VIE” ARRANGEMENTS

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity “VIE.”

King Eagle (Tianjin) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). It is owned by multiple individuals: (i) Chengyuan Li, 45.5%, (ii) Xiujin Wang, 10.5%, (iii) Jinjing Zhang, 6%, (iv) Wanfeng Hu, 6%, (v) Cuilian Liu, 6%, (vi) Zhizhong Wang, 6%, (vii) Zhandong Fan, 5%, (viii) Yuanyuan Zhang, 10%, and (ix) Hui Teng, 5%. Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Chengyuan Li is a director and Yuanyuan Zhang is Chief Financial Officer of the Company.

The VIE Agreements are as follows:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

Consulting Service Agreement

Pursuant to the terms of the Consulting Service Agreement dated May 15, 2021 between King Eagle (China) and King Eagle (Tianjin) (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider for King Eagle (Tianjin) to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitoring, and problem-solving services; employee technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount of King Eagle (Tianjin)’s profit before tax in the corresponding year after deducting King Eagle (Tianjin)’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdrawals of the statutory provident fund. King Eagle (Tianjin) agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from King Eagle (China). In addition, King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle (Tianjin)’s consent, but King Eagle (China) shall notify King Eagle (Tianjin) of such transfer. The Consulting Service Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to the expiration.

Business Operation Agreement\

Pursuant to the terms of the Business Operation Agreement dated May 15, 2021, among King Eagle (China), King Eagle (Tianjin) and the shareholders of King Eagle (Tianjin) (the “Business Operation Agreement”), King Eagle (Tianjin) has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle (Tianjin) is not allowed to conduct any transaction that has substantial impact upon its operations, assets, rights, obligations, and personnel without King Eagle (China)’s written approval. The shareholders of King Eagle (Tianjin) and King Eagle (Tianjin) will take King Eagle (China)’s advice on the appointment or dismissal of directors, employment of King Eagle (Tianjin)’s employees, regular operation, and financial management. The shareholders of King Eagle (Tianjin) have agreed to transfer any dividends, distributions, or any other profits that they receive as the shareholders of King Eagle (Tianjin) to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by King Eagle (China) with a 30-day written notice.

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

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated May 15, 2021 among King Eagle (China), King Eagle (Tianjin), and the shareholders of King Eagle (Tianjin) (the “Equity Disposal Agreement”), the shareholders of King Eagle (Tianjin) granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase all or part of King Eagle (Tianjin)’s equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The Option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle (Tianjin) agreed to give King Eagle (Tianjin) the total amount of the exercise price as a gift, or other method, upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle (Tianjin). The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

Equity Pledge Agreement

Pursuant to the terms of the Equity Pledge Agreement dated May 15, 2021 among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Pledge Agreement”), the shareholders of King Eagle (Tianjin) pledged all of their equity interests in King Eagle (Tianjin) to King Eagle (China), including the proceeds thereof, to guarantee King Eagle (Tianjin)’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement, and the Equity Disposal Agreement (each, an “Agreement” and, collectively, the “Agreements”). If King Eagle (Tianjin) or its shareholders breach their respective contractual obligations under any Agreement, or cause to occur one of the events regarded as an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle (Tianjin). During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled.

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

Based on the foregoing VIE Agreements, King Eagle (China) has effective 100% full control of King Eagle (Tianjin), which enables King Eagle (China) to receive all of King Eagle (Tianjin)’s expected residual returns and absorb its expected losses. Accordingly, the Company consolidates the accounts of King Eagle (Tianjin) and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC 810-10, “Consolidation.”

Accordingly, the accounts of King Eagle (Tianjin) are consolidated in the accompanying financial statements pursuant to ASC 810-10, “Consolidation.” In addition, the financial positions and results of operations of the Company’s subsidiaries are included in the Company’s financial statements.

The Company consolidated its VIE as of December 31, 2022 and September 30, 2022. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,	September 30,
	2022	2022

Current assets	$2,101,195	$2,214,289
Noncurrent assets	414,837	107,774
Total assets	2,516,032	2,322,063
Total liabilities	5,236,181	4,633,855
Net liabilities	$(2,720,149)	$(2,311,792)

The VIE’s liabilities consisted of the following as of December 31, 2022 and September 30, 2022:

	December 31,	September 30,
	2022	2022

Current liabilities
Trade payable	$1,375,877	$764,418
Other payables and accrual	549,775	489,003
Amount due to related parties	292,293	267,006
Deferred revenue	2,876,005	2,960,357
Payroll payable	3,140	4,312
Tax payable	46,382	41,345
Operating lease obligations, current	78,908	85,390
Total current liabilities	5,222,380	4,611,831
Total noncurrent liabilities
Operating lease obligations, net of current portion	13,801	22,024
Total noncurrent liabilities	13,801	22,024
Total liabilities	$5,236,181	$4,633,855

The operating results of the VIE were as follows:

	For the three months ended December 31,
	2022	2021

Revenue	$452,118	$4,669,408
Gross profit	343,580	3,962,730
(Loss) income from operations	(641,621)	437,856
Other income	41	19,034
Net (loss) income	$(641,580)	$456,890

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	December 31,	September 30,
	2022	2022

Prepaid rent and building management and utilities	$25,304	$23,324
Prepaid supplies(1)	157,857	202,150
Prepaid income tax	5,317	5,154
Prepaid professional services(2)	6,839	25,941
Prepaid others	12,455	11,737
Total prepayments	$207,772	$268,306

(1)	As of December 31, 2022 and September 30, 2022, the Company had prepaid supplies of $157,857 and $202,150, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of December 31, 2022, the ending balance of prepaid services included the prepaid legal fee for our PRC entities. The legal fee will be amortized to general and administrative expenses using the straight-line method over the service periods of January and February 2023.

As of September 30, 2022, the ending balance of prepaid professional services included two types of prepayments, $9,369 for the legal service fee for our PRC entities and $16,572 for the promotional and marketing fee. The legal service fee was amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2022. The promotional and marketing fee will be amortized to selling expense using a straight-line method over the service periods from October 2022 through February 2023.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	December 31,	September 30,
	2022	2022
Rental deposits	$16,551	$14,735
Advance to employees	34,796	45,250
Short-term borrowing to third parties	13,406	2,188
Others	6,105	3,677
Total other receivables, net	$70,858	$65,850

Advance to employees represents funds provided to our officers and employees for the business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

Short-term borrowings to third parties represented capital funding to two third parties. Those loans are interest free and will be repaid to King Eagle (Tianjin) in 2023.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	September 30,
	2022	2022

Leasehold improvements	$131,342	$127,301
Furniture and fixtures	1,273	1,235
Computer equipment	41,370	40,099
Office equipment	1,527	1,480
Subtotal	175,512	170,115
Less: accumulated depreciation	(52,860)	(36,092)
Total property and equipment, net	$122,652	$134,023

The depreciation expense was $15,149 and $9,464 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 7 - INTANGIBLE ASSETS

	December 31,	September 30,
	2022	2022

Trademarks	$3,051	$2,449
Subtotal	3,051	2,449
Less: accumulated amortization	(455)	(367)
Total intangible assets, net	$2,596	$2,082

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years. Approximately $1,105, $1,421, and $525 will expire in July 2031, April 2031, and October 2033, respectively.

Amortization expense was $74 and $68 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 8 - DEFERRED REVENUE

	December 31,	September 30,
	2022	2022

Advance payments from customers	$2,876,005	$2,960,357
Total deferred revenue	$2,876,005	$2,960,357

Deferred revenue resulted from transactions where the Company received advanced payments from customers but revenue recognition criteria under the five-step model have yet to be met. As of December 31, 2022 and September 30, 2022, the Company had total deferred revenue of $2,876,005 and $2,960,357, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. We anticipated the majority of the revenue will be recognized in the fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the right to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

NOTE 9 – OTHER PAYABLES AND ACCRUAL

Our payables and accrual were comprised of the following:

	December 31,	September 30,
	2022	2022
Deposits refundable to customers (1)	$427,710	$423,838
Deposits payable to suppliers (2)	3,996	8,732
Accrued service fee to service agents	295,462	238,900
Business expense reimbursement payable to employees	10,587	-
Accrued professional fees	11,852	64,000
Others	5,041	3,720
Total other payables and accrual	$754,648	$739,190

(1)	As of December 31, 2022 and September 30, 2022, the Company received refundable deposits from its customers who have not yet joined the membership of its online platforms.

(2)	As we entered into purchase agreements with new suppliers, we are required to pay deposits. These amounts are refundable from our suppliers upon the termination of the purchase contracts provided that we have settled the outstanding balance.

NOTE 10 - RELATED PARTY BALANCES AND TRANSACTIONS

Amount due from a related party represented the prepaid service fee remitted to Guoxin Star Network Co., Ltd. by our VIE, King Eagle (Tianjin). On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd., which, at that time, was our related party. Guoxin Star Network Co. Ltd. was formerly our related party due to its being wholly owned by Guoxin Rulian Group Co. Ltd., which also owns Guoxin Zhengye. Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP Industrial on August 26, 2022.

Under the Cooperation Agreement, King Eagle (Tianjin) is required to pay Guoxin Star Network Co., Ltd. approximately $1.1 million (RMB 7.5 million) for the franchise of the operation of Smart Kiosks. Both parties are entitled to exercise the Force Majeure Clause of the contract. In April 2021, King Eagle (Tianjin) remitted $0.33 million (RMB2,250,000) to Guoxin Star Network Co., Ltd. The remaining obligation, approximately $0.74 million (RMB5.3 million), is payable upon the completion of the construction of Smart Kiosks.

Name of related party	Relationship	Nature of transactions	December 31, 2022	September 30, 2022

Guoxin Star Network Co., Ltd	It is wholly owned by Guoxin Ruilian Group Co., Ltd, the common shareholder of Guoxin Zhengye, which owned an 8% interest in King Eagle (China) until August 2022	Prepaid services for the operation of Smart Kiosks	$326,219	$316,192

Total			$326,219	$316,192

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	December 31, 2022	September 30, 2022

Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$275,474	$267,006
Ms. Chengyuan Li	Director	Operational support to King Eagle (Tianjin) to meet its working capital requirement	14,499	-
Ms. Jinjing Zheng	One of the shareholders of Kunpeng Tech Limited which is a 4.9% shareholder of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirement	2,320	-

Total			$292,293	$267,006

NOTE 11 - EQUITY

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of capital stock with 200,000,000 designated as $0.0001 par value common stock, and 10,000,000 designated as $0.0001 par value preferred stock.

Effective on October 12, 2022, a Certificate of Amendment was filed with the Nevada Secretary of State to increase the authorized number of shares of the Company’s $0.0001 par value common stock from 200,000,000 shares to 1,000,000,000 shares of common stock.

The Company’s board of directors approved and declared a 10:1 forward split of its common stock on September 6, 2022. As a result of the stock split, holders of pre-split shares of common stock have the right to receive post-split shares of common stock at a ratio of ten (10) shares of post-split common stock for every one (1) share of pre-split common stock. The stock split had a record date of September 16, 2022 and an effective date of October 18, 2022. No fractional shares are issuable as a result of the forward stock split. After the forward stock split, there are 400,000,000 shares of common stock of the Company issued and outstanding. The par value per share remained unchanged at $0.0001 per share after the forward stock split.

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001 per share, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of December 31, 2022 and September 30, 2022.

Common stock

With the retrospective effect of the increase in authorized shares of common stock and 10:1 forward stock split, the Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of December 31, 2022 and September 30, 2022, respectively. The issued and outstanding shares of common stock were 400,000,000 as of December 31, 2022 and September 30, 2022.

Reverse acquisition

On May 17, 2021, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Kun Peng International Holding Limited (“KP International”), a limited liability company incorporated in the British Virgin Islands on April 20, 2021, and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Share Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s common stock owned by the Stockholder. The Reverse Acquisition was completed on May 17, 2021 (“Closing Date”).

For accounting purposes, the transaction with KP International was treated as a reverse acquisition and KP International is deemed to be the acquirer with the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International, and the accompanying unaudited condensed consolidated financial statements after consummation of the reverse acquisition will include the assets and liabilities of KP International and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying unaudited condensed consolidated financial statements share and per share information has been retroactively adjusted to reflect the exchanged shares in the Reverse Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40.

As of December 31, 2022, there were 400,000,000 shares of common stock issued and outstanding.

Restricted net assets:

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from our subsidiary or VIE. Relevant PRC statutory laws and regulations permit payments of dividends only out of a company’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Share capital of the PRC subsidiary and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of King Eagle (China), the foreign-invested enterprise, King Eagle (Tianjin), the VIE, and KP Tian Yu. The Company is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2022 and September 30, 2022, the Company had negative net assets, which included common stock, additional paid-in capital, accumulated deficit, and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong, and the PRC and of the VIE that are included in the Company’s consolidated financial statements. As of December 31, 2022, King Eagle (China), King Eagle (Tianjin), KP Tian Yu, and King Eagle (Bejing) incurred negative net assets which amounted to $1,263,636, $2,720,149, $384, and $nil, respectively. As of September 30, 2022, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu had incurred negative assets in an amount of $844,025, $2,311,792, and $351, respectively. Accordingly, the Company did not accrue statutory reserve funds as of December 31, 2022 and September 30, 2022.

NOTE 12- REVENUE

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021

Retail	$21,087	$4,669,408
Wholesale	431,031	-
Total	$452,118	$4,669,408

Cost of Revenue

	Three Months Ended December 31,
	2022	2021

Retail	$8,565	$709,209
Wholesale	100,623	-
Total	$109,188	$709,209

NOTE 13- INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company and its subsidiaries file separate income tax returns.

United States

Kun Peng International Ltd is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2022 and 2021.

British Virgin Islands

KP International is a holding company organized as an International Business Company under the laws of the British Virgin Islands (“BVI”), and its principal operating subsidiaries are organized under the laws of Hong Kong and the laws of the PRC. KP International and its subsidiaries are not subject to income taxes in the BVI.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong and became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first $0.26 million (HKD 2 million) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25%, while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. Pursuant to the Ordinance, only one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one entity has control over the other; (2) both entities are under the control (more than 50% of the issued share capital) of the same entity; or (3) in the case of the first entity being a natural person carrying on a sole proprietorship business, the other entity is the same person carrying on another sole proprietorship business.

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will utilize the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to utilize the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for the three months ended December 31, 2021 and 2022 and, therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in the PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

For the three months ended December 31
	2022		2021
Current	$		$
Federal		-		-
State		-		-
Foreign		-		-
Total current		-		-

Deferred
Federal		-		-
State		-		-
Foreign		-		-
Total deferred		-		-

Total income tax expense		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	For the three months ended December 31,
	2022	2021
Income (loss) before income tax expense	$(760,313)	$337,858
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.7%	4.6%
Tax effect of non-deductible expenses	(0.3)%	0.5%
Change in valuation allowance	(24.4)%	(26.1)%
Effective tax rate	0.0%	0.0%

Uncertain tax positions

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.

The statute of limitations for the U.S. Internal Revenue Service to assess the income tax returns of a taxpayer expires three years from the due date of the income tax return or the date on which it was filed, whichever is later.

In accordance with the Hong Kong profits tax regulations, a tax assessment by the IRD may be initiated within six years after the relevant year of assessment, but that period is extendable to 10 years in the case of potential willful underpayment or evasion.

In accordance with the PRC Tax Administration Law on the Levying and Collection of Taxes, the PRC tax authorities generally have up to five years to assess underpaid tax plus penalties and interest for PRC entities’ tax filings. In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation. Accordingly, the PRC entities remain subject to examination by the tax authorities based on the above.

As of December 31, 2022 and September 30, 2022, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 14 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of December 31, 2022, and September 30, 2022:

Assets/liabilities	Classification	December 31, 2022	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease assets	$621,594	$675,655

Liabilities
Current
Operating lease liabilities – current	Current operating lease liabilities	$307,926	$304,753

Long-term
Operating lease liabilities - net of current portion	Long-term operating lease liabilities	$266,557	$264,124

Total lease liabilities		$574,483	$568,877

The operating lease expense for the three months ended December 31, 2022 and 2021 was as follows:

		For the three months ended December 31,
Lease cost	Classification	2022	2021
Operating lease cost	General and administrative	$84,837	$80,915
Total lease cost		$84,837	$80,915

Maturities of operating lease liabilities as of December 31, 2022 were as follow:

Maturity of lease liabilities	Operating leases
Remaining of 2023	$319,439
2024	282,195
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	$601,634
Less: interest	(27,151)
Present value of lease payments	$574,483

Maturities of operating lease liabilities as of September 30, 2022, were as follow:

Maturity of lease liabilities	Operating leases
2023	$328,832
2024	273,520
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	$602,352
Less: interest	(33,475)
Present value of lease payments	$568,877

Supplemental information related to operating leases was as follows:

	For the three months ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$19,224	$85,604
New operating lease assets obtained in exchange for operating lease liabilities	$-	$-
Weighted average remaining lease term	2.1 years	0.95 year
Weighted average discount rate	4.72%	4.75%

Amortization expense was $80,374 and $84,273 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

King Eagle (China) and King Eagle (Tianjin) entered into multiple purchase and service commitments. As of December 31, 2022 and September 30, 2022, King Eagle (China) and King Eagle (Tianjin) had purchase and service commitments in the amount of $31,330 and $53,910, respectively.

Cooperation commitment for Smart Kiosks

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.1 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) had remitted approximately $0.33 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.76 million (RMB5,250,000), is payable upon the completion of the implementation of the Smart Kiosks. In early December 2022, the government of the People’s Republic of China relaxed the COVID-19 measures. The local government agencies may reopen their offices gradually. King Eagle (Tianjin) estimates that the project may resume in the middle of calendar year 2023.

NOTE 16 - SUBSEQUENT EVENT

As of December 31, 2022, the Company evaluated and concluded that there are no subsequent events that have occurred that would require recognition or disclosure in the financial statements other than as disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of the Business

Due to global health issues and the pandemic, people have increased their health and nutrition consciousness. We believe preventive care is the most effective investment in health.

To promote awareness of preventive care among the people in the PRC, we have developed and launched our mobile platform (King Eagle Mall). With cooperation from Guoxin Star Nework Co. Ltd. (“Guoxin Star”), we also started planning the development of physical (Smart Kiosk) platforms. Guoxin Star was formerly our related party due to its being wholly owned by Guoxin Ruilian which also owns Guoxin Zhengye. Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP Industrial on August 26, 2022.

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform that was launched in July 2020 and that promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products, which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products, such as dietary supplements, nutritional health foods, and beauty cosmeceuticals, and other categories (for instance, milk powder, dried fruits) of health foods for supporting the cardiovascular system and bone joint health. We offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products which can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment with our merchants who are responsible for delivery arrangements or fulfill customer orders through our outsourced networks.

As of early February 2023, King Eagle Mall had approximately 9,530 members.

Kun Zhi Jian (New Online Platform)

In October 2022, King Eagle (Tianjin) introduced and implemented a new online platform, Kun Zhi Jian, which focuses on promoting and selling our own brand of preventive health care and health related household products to wholesalers. During the platform’s initial phase, we also sell other well-known and high-quality health food products to enhance our reputation and market share. Beginning January 2023, the operation of our new online platform, Kun Zhi Jian, was transferred to King Eagle (Beijing) from King Eagle (Tianjin). This online platform is operated at: http://api.kp-tj.com/roomapp/#/home.

Currently, we focus on promoting and selling our own brand of thermal therapy cabins to wholesalers. Equipped with infrared lights and at high temperatures similar to those of a hot spring, we believe this product helps enhance blood circulation and oxygen inhalation and improves insomnia. In addition to the thermal therapy cabins, we focus on promoting and selling our own brand of health food products on this new platform. As of February 2023, our new online platform had approximately 212 wholesaler members.

Smart Kiosk

With support and cooperation from Guoxim Star, we introduced the Smart Kiosk concept. The Smart Kiosk functions as a physical customer service center and as community marketing for attracting customers, providing customer service, promoting our 500+ preventive health care and health related household products, and introducing concepts of maintaining a healthy lifestyle. 5G Internet connection is also available for our customers to connect to our online application, King Eagle Mall, so that our customers can access King Eagle Mall and place orders for our products.

The construction of Smart Kiosks will be initiated and originally administered by Guoxin Star. However, since 2021, the central and local governments of the PRC have imposed COVID-19 quarantines and closures in certain affected areas. Thus, the approval process for our applications for construction permits of Smart Kiosks has been delayed by the local governmental agencies. Although mainland China relaxed its COVID-19 policies and controls in early December 2022, the number of cases of COVID-19 has increased tremendously. Currently, we estimate initiation of the approval process at the local government agencies will be approximately the second half of 2023.

COVID-19 Update

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. However, a number of major metropolitan areas in the PRC, such as Shanghai, Beijing, Shenzhen, Chengdu, Dalian, and Guiyang, have experienced a COVID-19 resurgence. This has resulted in restrictions on our service agents to travel and launch face-to-face marketing activities. Shortage of logistics and delivery capacity in those affected communities has preluded our customers from placing orders online. Due to closures and access restrictions imposed by government agencies in certain affected areas, the approval process for our applications for the construction of Smart Kiosks has been postponed, which impacts our plans for enhancing our face-to-face customer services and increasing our market share.

The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also closely monitors the local governmental agencies regarding its applications for construction permits for Smart Kiosks.

While we do not expect that the COVID-19 virus will continue to have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequences of the recurrence of COVID-19 variants on our future business performance and liquidity due to the current severity of outbreaks of COVID-19 in the PRC. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Recent Regulatory Developments in China

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International, and such SAFE registration was implemented on May 14, 2021. The shareholders of King Eagle (Tianjin) will have to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

On July 6, 2021, the PRC government issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, calling for: (i) tightening oversight of data security, cross-border data flow, and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security; (ii) enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and (iii) extraterritorial application of China’s securities laws. As the Opinions on Strictly Cracking Down on Illegal Securities Activities were recently issued, there are great uncertainties with respect to the interpretation and implementation thereof. We will closely monitor further developments.

In addition, on July 10, 2021, the Cyberspace Administration of China (the “CA”) issued the Measures for Cybersecurity Review (Revision Draft for Comments), or the Measures, for public comment, which proposes to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The CA is currently soliciting comments and the Measures are subject to change. As we have fewer than one million users, we believe that the Measures will not be applicable to us if they take effect in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies, and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies. Further, our consulting business with respect to overseas listing and capital raising may be adversely affected.

Financial Operations Overview

Results of operations for the three months ended December 31, 2022 and 2021

	For the three months ended December 31,
	2022		2021
	Amount	% of revenue	Amount	% of revenue

Revenues	$452,118	100.0%	$4,669,408	100.0%
Cost of revenues	109,188	24.2	709,209	15.2
Gross profit	342,930	75.8	3,960,199	84.8
Operating expenses:
General and administrative expenses	374,824	82.9	381,901	8.2
Selling expense	728,792	161.2	3,265,453	69.9
Total operating expenses	1,103,616	244.1	3,647,354	78.1
(Loss) income from operations	(760,686)	(168.3)	312,845	6.7
Other income	373	0.1	25,013	0.5
(Loss) income before income taxes	(760,313)	(168.2)	337,858	7.2
Income tax expense	-	-	-	-
Net income (loss)	$(760,313)	(168.2)%	$337,858	7.2%

Revenues

For the three months ended December 31, 2022 and 2021, revenues amounted to $452,118 and $4,669,408, respectively.

The following table presents revenues disaggregated by customer type for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021

Retail	$21,087	$4,669,408
Wholesale	431,031	-
Total	$452,118	$4,669,408

Our retail revenue primarily included the sale of health care and health related household products to our retail customers via our mobile application, King Eagle Mall, which was launched in July 2020. Our wholesale revenue came from our new online platform, Kun Zhi Jian, which was launched in October 2022. This new online platform focuses on promoting and selling our own brand of preventive health care related products, such as the thermal therapy cabin, to our wholesalers. We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

Compared to the three months ended December 31, 2021, we generated substantially lower revenues during the three months ended December 31, 2022. Our retail revenue from King Eagle Mall during the three months ended December 31, 2022 plummeted by 99% compared to the same period in 2021. Due to the COVID-19 resurgence and significant rise of COVID-19 cases after the reopening in December 2022, the shortage of logistics and delivery capacity in the affected communities and the slowdown of economic development in the PRC, we lowered the retail price of our products. Accordingly, our retail revenue from King Eagle Mall decreased during the three months ended December 31, 2022. Our new online platform, Kun Zhi Jian, was launched in October 2022. Accordingly, we did not incur wholesale revenue during the three months ended December 31, 2021.

Cost of revenue

Our cost of revenue for the three months ended December 31, 2022 and 2021 was $109,188 and $709,209, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We disaggregated our cost of revenue by customer type, retail and wholesale, for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021

Retail	$8,565	$709,209
Wholesale	100,623	-
Total	$109,188	$709,209

We incurred a lower cost of revenue related to our retail revenue for the three months ended December 31, 2022 compared to the same period in 2021 because we generated lower retail revenue volume and amount from King Eagle Mall during the three months ended December 31, 2022 as discussed above. Since our new online platform, Kun Zhi Jian, was launched in October 2022, we did not incur cost of goods sold related to our wholesale revenue in the three months ended December 31, 2021.

Gross profit

For the three months ended December 31, 2022, and 2021, the gross profit and margin for our retail business of King Eagle Mall amounted to $12,522 or 59.4% and $3,960,199 or 84.8%, respectively. Our gross profit or margin for our retail business of King Eagle Mall for the three months ended December 31, 2022 was substantially lower than that for the same period in 2021. As previously discussed, our retail revenue amount decreased in the current period as we reduced the retail price for our products.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the three months ended December 31, 2022 and 2021 were $330,408 or 76.7% and $nil or 0%, respectively. Our new online platform, Kun Zhi Jian, was launched in October 2022 and accordingly, we did not incur revenue and cost of revenue related to our wholesale revenue in the three months ended December 31, 2021.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended December 31, 2022 and 2021, our total operating expenses were $1,103,616 and $3,647,354, respectively. We experienced a reduced amount of operating expenses in the three months ended December 31, 2022 compared to the same period in 2021 primarily due to the lower selling expense.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2022 and 2021 were $374,824 and $381,901, respectively. During the three months ended December 31, 2022, the decrease in general and administrative expenses of $7,077 was chiefly triggered by lower employee compensation and benefits, which was offset by an increase in professional service fees, transportation and gasoline, meals and entertainment, and depreciation. Our employee compensation and benefits were reduced by $53,936 for the three months ended December 31, 2022. Due to the economic downturn and the rise of COVID-19 cases in the PRC, our administrative employee headcount was reduced by 9 from 33 employees for the three months ended December 31, 2021 to 24 employees for the same period in 2022. As our retail business slowed, we decreased our employee headcount to improve our liquidity.

The decline in employee compensation and benefits was offset by an increase in each of following categories:

●	professional service fees by $27,705. We incurred additional professional fees for exploring new business and setting up business events;

●	transportation and gasoline by $9,232. Based on the limited ground and air transportation services available in the PRC due to COVID-19, our senior management traveled by automobile to various major cities and communities to promote our brand and health care products. We also incurred additional repair and maintenance services for our automobile due to higher mileage;

●	meals and entertainment by $2,864. Our senior management incurred meal and hotel accommodation expenses during business travels to various cities and communities; and

●	depreciation and amortization by $6,466. Our depreciation expense for the three months ended December 31, 2022 was comparatively higher as we incurred leasehold improvement expenditures for our new office location in August 2022.

Our general and administrative expenses for the three months ended December 31, 2022 and 2021 were comprised of the following:

	For the three months ended December 31,
	2022	2021
Employee compensation and benefits	$102,389	$156,325
Office rent and building management	94,894	95,845
Office supplies and meeting	8,288	7,405
Professional services fee	113,464	85,759
Travel, transportation, and gasoline	13,788	4,556
Meals and entertainment	11,216	8,352
Depreciation and amortization	14,429	7,963
Others	16,356	15,696
Total	$374,824	$381,901

Selling expense

For the three months ended December 31, 2022 and 2021, our selling expense, which was primarily incurred by our sales and marketing department, was $728,792 and $3,265,453, respectively. Compared to the three months ended December 31, 2021, our selling expenses for the three months ended December 31, 2022 decreased by $2,536,661. The decrease was primarily based on the decrease in service agent fees by $2,473,975 as marketing and promotional service fees to our service agents declined significantly due to the rise in COVID-19 cases and intermittent lockdowns in certain local areas. Our employee compensation and benefit expense decreased by $92,976 as we reduced the headcount in our sales and marketing department by six employees in the three months ended December 31, 2022, from eight employees in the three months ended December 31, 2021 to two employees in the same period in 2022. To further streamline our selling costs, we no longer engaged external customer support services in the three months ended December 31, 2022. Our total selling expense was offset by an increase in:

●	meal and entertainment by $38,060, which were incurred by our sales and marketing team launching small scale promotions and marketing activities; and

●	advertising by $26,301 as we engaged a multi-media company to assist us with promotions of our Company and business operations on China Fortune Network, an online platform providing professional investment and financial information to the local people in the PRC.

Our selling expense included the following:

	For the three months ended December 31,
	2022	2021
Service agents	$546,660	$3,020,635
Employee compensation and benefit	67,336	160,312
Office supplies and meeting	13,003	18,259
Customer services	40	13,547
Travel, transportation and gasoline	21,971	36,504
Meals and entertainment	52,687	14,627
Depreciation and amortization	794	1,569
Advertising	26,301	-
Total	$728,792	$3,265,453

Other income

Other income primarily included bank interest income, foreign exchange gain or loss, and other service income. Our other income for the three months ended December 31, 2022 and 2021 was $373 and $25,013, respectively. During the three months ended December 31, 2021, we incurred an additional source of income in the amount of $23,453 relating to online technical support services provided to a corporate customer for our lutein supplement products. However, such service was not requested for 2022 by this corporate customer due to the economic slowdown and low sales volume of the lutein supplement products. Compared to the interest income of $1,560 earned in the three months ended December 31, 2021, our interest income in the same period in 2022 was $49 due to a significantly lower average monthly cash balance in our bank accounts as a result of lower revenue.

Income tax expense

For the three months ended December 31, 2022 and 2021, our income tax expense was nil. During the three months ended December 31, 2022, we generated a net loss before income tax and recognized a full valuation allowance against our deferred tax assets, which included net operating loss carry-forwards. Management believes it is more likely than not that we will not recognize our net operating loss carry-forwards in the near future or before expiration. During the three months ended December 31, 2021, King Eagle (Tianjin) incurred book income before income tax and taxable income and utilized the net operating loss carry-forwards to offset its entire taxable income. On the other hand, KPIL, the subsidiaries in Hong Kong, and King Eagle (China) incurred book loss and tax loss. Therefore, we recognized a full valuation allowance against the deferred tax assets of these entities as we believe it is more likely than not that these entities will not recognize their respective deferred tax assets in the near future.

Net income (loss)

As a result of the factors discussed above, we posted a net loss in the amount of $760,313 for the three months ended December 31, 2022 compared to net income in the amount of $337,858 for the three months ended December 31, 2021.

Foreign currency translation adjustment

The functional currency for our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”); the functional currency for our operations in Hong Kong is the Hong Kong Dollar (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation (loss) of $(138,610) and a gain of $13,004 for the three months ended December 31, 2022 and 2021, respectively.

Comprehensive income (loss)

We recognized a comprehensive loss of $898,923 for the three months ended December 31, 2022 compared to comprehensive income of $350,862 for the same period in 2021.

Liquidity and capital resources

As of December 31, 2022 and September 30, 2022, we had cash and a cash equivalents balance of $25,320 and $267,131, respectively.

For the three months ended December 31, 2022, net cash used in operating activities totaled $242,912. Operating cash outflow was mainly attributable to the net loss, $760,313, payments for payroll payable, $5,728, payments to lessors, $19,224 , and payments to third-party vendors, $7,467. The overall cash outflow was offset by an increase in trade and other payable, $534,327, and amount due to related parties, $16,310.

Net cash used in investing activities totaled $509, which was primarily related to the acquisition of trademarks.

There was no financing activity for the three months ended December 31, 2022.

Effect of exchange rate change on cash totaled $1,610. The resulting change in cash for the period was a decrease of $241,811.

For the three months ended December 31, 2021, net cash provided by operating activities totaled $679,690. Operating cash inflow was mainly attributable to net income, $337,858, a decrease in prepayments to vendors, $103,754, an increase in amount due to related parties, $741,889, and an increase in trade creditors, $361,576, which was offset by payments made to third-party vendors, $727,698, an increase in advance to our employees, $30,413, a decrease in customers’ prepayment, $78,588, an increase in payroll payments, $13,936, and an increase in indirect tax payments, $24,284.

Net cash used in investing activities totaled $7,459, which was primarily related to the purchase of office and computer equipment.

There was no financing activity for the three months ended December 31, 2021.

Effect of exchange rate change on cash totaled $(44,568). The resulting change in cash for the period was an increase of $627,663.

The following table sets forth a summary of changes in our working capital as of December 31, 2022 and September 30, 2022:

	December 31,	September 30,
	2022	2022

Current assets	$630,169	$917,479
Current liabilities	5,716,682	5,172,077
	$(5,086,513)	$(4,254,598)

We require cash of approximately $2.5 million within the next twelve months, primarily related to third-party vendor payables. As of December 31, 2022, we received customer advances in the amount of approximately $2.9 million. We anticipated the majority of our revenue will be recognized in fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not binding by any contractual agreement. Thus, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had approximately $0.76 million commitment related to purchase and service agreements and the cooperation agreement for Smart Kiosks as of December 31, 2022.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments, and to meet the demands from our customers for refund of their advanced payments, we will continue to focus on increasing our revenue through our online platforms. In October 2022, we introduced and implemented our second online platform, Kun Zhi Jian, which focuses on promoting and selling our own brand of health care related products, particularly the thermal therapy cabin, to wholesalers and retailers. We will continue to engage service agents to promote our products and reduce our administrative overhead costs, such as the restructuring of our administrative department. Simultaneously, our directors and stakeholders continue to financially support our operations. We believe that such measures will improve our liquidity during the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company on a going concern basis. The going concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the three months ended December 31, 2022, the Company incurred cash outflows from operating activities of $242,912, a net loss of $760,313, and negative working capital of $5,086,513. Although the businesses and markets in mainland China have reopened as mainland China has relaxed its COVID-19 policies and controls, the number of cases of the COVID-19 increased significantly, particularly in metropolitan areas. Face-to-face marketing activities of our service agents were restrained. Logistics and delivery capacity in those affected communities were limited. We also lowered the retail price of our retail products on King Eagle Mall to retain our current customers and attract more sales turnover. As a result, our online sales during the first quarter of 2023 were slack. Moreover, there was a delay in the approval process for the permit for the construction of Smart Kiosks due to the closure of government agencies in the affected areas in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but are not limited to, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its new online platform, Kun Zhi Jian, to explore the wholesale market. This online platform focuses on promoting and selling our own brand of preventive health care products to wholesalers. The Company also launched marketing campaigns to promote its own brand, particularly thermal therapy cabins. The Company streamlined its administrative overhead costs. For example, we reduced the compensation and benefits of our executives and decreased office supplies expense.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through its online platforms and streamlining its overhead costs or obtaining a financing from its stockholders or directors. As we expect the COVID-19 pandemic in the PRC will be gradually softened, each of our service agents plans to launch three marketing campaigns every week to promote our own brand of products, particularly thermal therapy cabins. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

Future Financings

We will continue to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended September 30, 2022 previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended September 30, 2022 previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the quarter ended December 31, 2022, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter ended December 31, 2022 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

KUN PENG INTERNATIONAL LTD

Date: February 14, 2023	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: February 14, 2023	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

