Form 10-K/A
period 2022-09-30
Kun Peng International Ltd.
filed 2023-05-22
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Kun Peng International Limited (the “Company,” “we,” and “our”) for the year ended September 30, 2022, which was originally filed with the U.S. Securities and Exchange Commission on December 29, 2022 (the “Original Filing”).

The Company is filing this Amendment primarily for the purpose of expanding certain legal and operational risk disclosures and the potential impact on the Company of having substantially all of its operations conducted by its variable interest entity in China, and updating certain other disclosures, including those relating to recent regulatory developments and the effects of doing business in China.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes new, currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are filed herewith as Exhibits 31.3, 31.4, 32.3, and 32.4.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2022

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

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and, for the purposes of this report only, references to:

●	“China” and “the PRC” are to the People’s Republic of China;

●	“Company” or “KPIL” are to Kun Peng International Ltd., (formerly CX Network Group, Inc.), a Nevada corporation;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FIE” are to a foreign invested enterprise;

●	“Guoxin Zhengye” are to Guoxin Zhengye Enterprise Management Co., Ltd., a PRC company;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“KP International” are to Kun Peng International Holding Limited, a British Virgins Island company and wholly owned subsidiary of Kun Peng International Ltd. and a holding company;

●	“KP (Hong Kong)” are to Kun Peng (Hong Kong) Industrial Development Limited, a Hong Kong company and wholly owned subsidiary of KP International, and a holding company;

●	“KP Industrial” are to Kunpeng (China) Industrial Development Company Limited, a Hong Kong company and wholly owned subsidiary of KP International, and a holding company;

●	“King Eagle (Beijing)” are to King Eagle (Beijing) Technology Co., a PRC company and wholly owned subsidiary of King Eagle VIE;

●	“King Eagle (China)” and “WFOE” are to King Eagle (China) Co., Ltd., a PRC company and a wholly owned subsidiary of KP Industrial;

●	“King Eagle VIE” and “King Eagle (Tianjin)” are to King Eagle (Tianjin) Technology Co., Ltd., a PRC company and a variable interest entity;

●	“Kung Peng Tian Yu” are to Kun Peng Tian Yu Health Technology (Tianjin) Co. Ltd., a PRC company and wholly-owned subsidiary of KP International, which is not conducting any operations;

●	“member(s)” are to customers who have opened an account with King Eagle VIE so as to make purchases on one of our e-commerce platforms;

●	“MOFCOM” are to the Ministry of Commerce of the People’s Republic of China;

●	“NDRC” are to the National Development and Reform Commission of the People’s Republic of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“SAFE” are to the State Administration of Foreign Exchange of the People’s Republic of China;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

●	“VIE Agreements” are to the agreements entered into by and between King Eagle (China) and King Eagle (Tianjin) to qualify King Eagle (Tianjin) as a variable interest entity, specifically, the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement.

●	“we,” “us,” “our,” “KPIL,” “CXN,” “the Company,” and “our Company” are to the combined business of Kun Peng International Ltd. (formerly CX Network Group, Inc.), a Nevada corporation, and its subsidiaries and other consolidated entities.

●	“WFOE” are to King Eagle (China), our wholly foreign owned entity.

Part I

ITEM 1. BUSINESS

Regulatory Overview – Legal and Operational Risks

Kun Peng International Ltd. (“KPIL” or the “Company”) is not a Chinese operating company but rather a Nevada holding company with no operations of its own. KPIL conducts its operations through its PRC subsidiary, King Eagle (China) Co., Ltd. (“King Eagle (China)” or our “WFOE”), which conducts its operations through contractual agreements with a variable interest entity (“VIE”), King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)” and its wholly-owned subsidiary, King Eagle (Beijing) Technology Co., Ltd. (“King Eagle (Beijing)”), as discussed in greater detail below. See “—Corporate History and Structure – Contractual Arrangements,” below.

The VIE structure involves unique risks to shareholders and investors. It is used to provide investors with contractual exposure to foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating companies. Due to PRC legal restrictions on foreign ownership in certain businesses, we do not have any equity ownership of the VIE or its subsidiary; instead, we receive the economic benefits of the VIE’s business operations through certain contractual arrangements.

As a result of such series of contractual arrangements, King Eagle (China) is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidated entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiary in its consolidated financial statements in accordance with U.S. GAAP. Neither the Company nor its investors own any equity interest in, have direct foreign investment in, or control through any such ownership of or investment in the VIE. As a result, investors in the Company’s common stock are not purchasing an equity interest in the VIE or in its subsidiary, but instead are purchasing an equity interest in KPIL, the Nevada holding company. These contractual arrangements have not been tested in a court of law in the PRC.

Risks Related to our VIE Structure

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with King Eagle VIE . If the Chinese government should disallow or limit the use of the VIE, it could materially and adversely affect our business, which could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors – Risks Relating to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations” on page 35.

●	Although we have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and the King Eagle VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, but that such ownership structures have not been tested in court, KPIL faces uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, King Eagle VIE’s financial performance, and the value of a shareholder’s KPIL shares. See “Item 1A. Risk Factors – Risks Relating to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China) and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 36.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial negative impact on KPIL’s business and consequently on the value of KPIL’s securities. See “Item 1A. Risk Factors – Risks Relating to our Commercial Relationship with our VIE- PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations” on page 35.

●	On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation including future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, it is uncertain whether our contractual arrangements would be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with. See “Item 1A. Risks Factors – Risks Related to Our VIE Structure - Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law” on page 37.

●	Neither the Company nor it shareholders have a direct equity ownership interest in King Eagle VIE. The Company’s relationship to the VIE is defined by the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors – Risks Relating to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China) and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 36.

For additional risks related to our VIE structure, see “Item 1A. Risk Factors – Risks Relating to our Commercial Relationship with our VIE” starting on page 35.

Risks Related to Doing Business in China

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares. See “Item 1A. Risk Factors – Risks Relating to Doing Business in China - The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China” on page 40.

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities. See “Item 1A. Risk Factors - Risks Relating to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection” on page 42.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. King Eagle (China) and it’s VIE’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock. See “Item 1A. Risk Factors - Risks Related to our Business in China-Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 46.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China, and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, King Eagle (China) and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. See “Item 1A. Risk Factors – Risks Related to Doing Business in China - Fluctuations in exchange rates could adversely affect our business and the value of our securities”on page 46.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiary. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiary. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders” on page 47.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIEs’ businesses and financial condition. Any deterioration in our VIEs’ businesses could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock. See “Item 1A. Risk Factors –Risks Related to Doing Business in China - A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition” on page 45.

●	Our business operations are conducted in China through our VIE and its subsidiary. If we should become subject to the recent scrutiny, criticism and negative publicity involving U.S. listed China-based companies, we may have to expend significant resources to investigate and/or defend negative allegations. If such allegations cannot be addressed and resolved favorably, it could result in a material change in the business operations of our PRC subsidiaries, significantly limit our ability to obtain financing through the sale of additional securities, and cause the value of our securities to significantly decline or be worthless. See “Item 1A. Risk Factors – Risks Related to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to its data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect its business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all” on page 42.

●	There are political risks associated with conducting business in Hong Kong and China. See “Item 1A. Risk Factors – Risks Related to Doing Business in China - There are political risks associated with conducting business in China” on page 46.

●	Although our current independent registered public accounting firm is headquartered in Kuala Lumpur, Malaysia and, therefore, we believe that its work papers are available for inspection by the PCAOB, our common stock could, in the future, be delisted under the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 and related regulations, if the PCAOB is unable to inspect our auditors in the future. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment. See “Item 1A Risk Factors – Risks Related to Doing Business in China- To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange” on page 45.

Implications of Being a Holding Company – Transfers of Cash to and from Our Subsidiaries

As a holding company, we will rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. Neither the Company nor any of its subsidiaries maintain cash management policies or procedures that dictate how funds are transferred. The Company is permitted under the laws of the State of Nevada and its articles of incorporation (as amended from time to time) to provide funding to its subsidiaries through loans or capital contributions. Our subsidiaries are permitted under the respective laws of China and Hong Kong to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our PRC or Hong Kong subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on their ability to transfer cash. If any of our subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us.

As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries has paid any dividends or other distributions or transferred assets to the Company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by the Company to its subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, the Company has not made any transfers, paid any dividends, or made any distributions to U.S. investors.

See “Item 1A. Risk Factors – Risks Related to Doing Business in China- Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 46.

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

Contractual Arrangements

While we do not have any equity interest in our consolidated affiliated entities, King Eagle VIE and King Eagle (Beijing), we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses, or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise, or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations, and rules, on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. See “Risk Factors—Risks Related to Doing Business in China—Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and operations” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.” For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Risk Factors—Risks Related to Our Commercial Relationship with our VIE.”

The Company is the primary beneficiary of a variable interest entity (“VIE’), King Eagle (Tianjin) Technology Co., Ltd. Under U.S. GAAP, the Company is required to consolidate the assets and liabilities of the VIE on its consolidated financial statements. When we obtain a variable interest in another entity, we assess at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE and, if so, whether we are the primary beneficiary of the VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

To determine whether a variable interest that we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all the facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the Board of Directors) and have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE. To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests that are deemed to be variable interests in the VIE. This assessment requires us to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

There are uncertainties associated with the VIE structure as the PRC has not yet ruled on its legality nor has the validity of VIE arrangements been tested in a court of law. Some of these uncertainties are as follows:

(i)	Our contractual arrangements may not be as effective in providing us with operational control, and shareholders of the VIE may fail to perform their obligations under the contractual arrangements.

(ii)	We may incur substantial costs to enforce the terms of the arrangements with the VIE.

(iii)	The legality and enforceability of the contractual arrangements by and between King Eagle (China) and the VIE have not been tested in a court of law in China.

(iv)	The equity holders, directors and executive officers of the VIE, as well as our employees who execute other strategic initiatives, may have potential conflicts of interest with the Company.

(v)	There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules regarding the status of the Company with respect to the contractual arrangements with the VIE.

(vi)	It is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

(vii)	If we or our VIE is found to be in violation of any existing or future PRC laws or regulations, or fails to obtain or maintain any of the required licenses, permits, registrations, or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures.

(viii)	If the PRC government finds that the agreements that establish the VIE structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we could be subject to severe penalties or be forced to relinquish our interest in those operations.

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

Cash Flows

Our Company is a holding company, and we will rely on dividends and other distributions on equity paid by our Hong Kong and China subsidiaries for our cash and financing requirements. Any funds we may transfer to King Eagle (China), either as a loan or as an increase in registered capital, are subject to approval by or registration with relevant government authorities in China, regardless of the amount of the transfer. According to the relevant PRC regulations, capital contributions to our PRC subsidiary are subject to the submission of reports of changes through the enterprise registration system and registration with a local bank authorized by SAFE. In addition, any foreign loan procured by our PRC subsidiary is required to be registered with SAFE, and such loan is required to be registered with the NDRC. We may not be able to complete such registrations or obtain necessary approvals on a timely basis with respect to future capital contributions or foreign loans by us to our PRC subsidiary. If we fail to complete such registration or other procedures, our ability to maintain our corporate structure while capitalizing our PRC subsidiary’s operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Substantially all of our sales are earned by our PRC subsidiary, King Eagle (China), and King Eagle VIE. Neither we nor King Eagle (China) own any equity interest in King Eagle VIE. In accordance with the terms of the Consulting Service Agreement, King Eagle (China) is entitled to receive payments from King Eagle VIE in the form of a service fee which, in turn, may be distributed to us as dividends. As a holding company, we will rely on dividends and other distributions on equity paid by our BVI, Hong Kong, and PRC subsidiaries for our cash and financing requirements. Our Hong Kong and PRC subsidiaries are permitted under the respective laws of China and Hong Kong to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our Hong Kong or PRC subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on the ability to transfer cash. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us.

After investors’ funds enter the Company, the funds can be directly transferred to KP International in accordance with the laws of the State of Nevada, which will then directly transfer the funds to KP Industrial and KP (Hong Kong). KP Industrial can then transfer the funds to King Eagle (China), which can subsequently transfer funds to King Eagle VIE. If the Company intends to distribute dividends, King Eagle (China) will transfer funds received from King Eagle VIE as dividends to KP Industrial in accordance with the laws and regulations of China. KP Industrial will then transfer the funds to KP International in accordance with the laws of Hong Kong, and KP International will then transfer the funds to the Company in accordance with the laws of the BVI. The Company will then distribute the dividends to all of its shareholders respectively in proportion to the shares they hold in accordance with the laws and regulations of the State of Nevada, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

Under the Companies Ordinance of Hong Kong, dividends may only be paid out of distributable profits (that is, accumulated realized profits less accumulated realized losses) or other distributable reserves. Dividends cannot be paid out of share capital. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollars into foreign currencies and the remittance of currencies out of Hong Kong, nor is there any restriction on foreign exchange to transfer cash between our Company and its subsidiaries, across borders and to U.S investors, nor on distributing earnings from our Hong Kong subsidiaries’ businesses to our Company and U.S. investors and amounts owed. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends.

Under PRC laws, rules and regulations, our PRC subsidiary and VIE are required to set aside at least 10% of their after-tax profits each year after making up for previous years’ accumulated losses, if any, to fund certain statutory reserves, until the aggregate amount of such fund reaches 50% of their registered capital. However, there can be no assurance that the PRC government will not intervene or impose restrictions on their ability to transfer or distribute cash within our organization or to foreign investors, which could result in an inability or prohibition on making transfers or distributions outside of China and may adversely affect our business, financial condition, and results of operations.

As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries have paid any dividends, other distributions or transferred assets to our holding company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, we have not made any transfers, paid any dividends, or made any distributions to U.S. investors.

Neither the Company nor any of its Hong Kong subsidiaries or its PRC subsidiary has paid dividends or made distributions to U.S. investors. No funds have been transferred by the holding companies to the Hong Kong subsidiaries, the PRC subsidiary, or the VIE for the fiscal years ended December 31, 2022 or 2021 and through the date of this Annual Report, to fund their business operations. In the future, any cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, and to King Eagle VIE as loans.

See “Condensed Consolidating Schedule,” below and “Item 8. Financial Statements and Supplementary Data – Consolidated Financial Statements and Footnotes” on page 68;

Condensed Consolidating Schedule

Set forth below is the condensed consolidated balance sheet information as of September 30, 2022 and 2021, condensed consolidated statements of operations and cash flows for the fiscal years ended September 30, 2022 and 2021, and showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 11.

For the purposes of this section:

“Parent entity” refers to Kun Peng International Limited;

“Non-VIE subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kunpeng (China) Industrial Development Company Limited (“KP Industrial”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	King Eagle (China) Co., Ltd. (“King Eagle (China)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”).

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”).

Condensed Consolidated Balance Sheets

As of September 30, 2022

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$11,595	$255,536	$-	$267,131
Intercompany receivables-current	-	179,211	1,684,751	(1,863,962)	-
Total Current Assets	-	250,665	2,530,776	(1,863,962)	917,479
Intercompany receivables-noncurrent	-	4	-	(4)	-
Total Non-current Assets	34,160	755,369	107,774	(34,164)	863,139
Total assets	34,160	1,006,034	2,638,550	(1,898,126)	1,780,618
Intercompany payables	451,763	1,445,393	-	(1,897,156)	-
Total current liabilities	515,763	1,941,639	4,611,831	(1,897,156)	5,127,077
Total noncurrent liabilities	-	242,100	22,024	-	264,124
Total Liabilities	515,763	2,183,739	4,633,855	(1,897,156)	5,436,201
Total Shareholders’ Equity	(481,603)	(1,055,567)	(1,836,489)	(970)	(3,374,629)
Non-controlling interest	-	(122,138)	(158,816)	-	(280,954)
Total equity	(481,603)	(1,177,705)	(1,995,305)	(970)	(3,655,583)

Intercompany receivables from non-VIE entities and intercompany payables to VIE represented the loan to non-VIE entities for working capital purpose.

As of September 30, 2021

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$121,043	$1,938,642	$-	$2,059,685
Intercompany receivables-current	-	512,565	1,307,536	(1,820,101)	-
Total Current Assets	-	852,790	3,838,468	(1,820,101)	2,871,157
Intercompany receivables-noncurrent	-	4	-	(4)	-
Total Non-current Assets	3,416	207,828	145,935	(3,420)	353,759
Total assets	3,416	1,060,618	3,984,403	(1,823,521)	3,224,916
Intercompany payables	222,520	1,595,754	-	(1,818,274)	-
Total current liabilities	298,520	2,111,108	4,598,587	(1,818,274)	5,189,941
Total noncurrent liabilities	-	-	53,129	-	53,129
Total Liabilities	298,520	2,111,108	4,651,716	(1,818,274)	5,243,070
Total Shareholders’ Equity	(295,104)	(938,033)	(614,737)	(5,247)	(1,853,121)
Non-controlling interests	-	(112,457)	(52,576)	-	(165,033)
Total equity	(295,104)	(1,050,490)	(667,313)	(5,247)	(2,018,154)

Intercompany receivables from non-VIE entities and intercompany payables to VIE represented the loan to non-VIE entities for working capital purpose.

Condensed Consolidated Statements of Operations Data

	For the year ended September 30, 2022
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$7,510,059	$-	$7,510,059
Intercompany revenue	-	1,463,241	-	(1,463,241)	-
Cost of revenue and related tax	-	6,979	1,188,645	-	1,195,624
Gross profit	-	1,456,262	6,321,414	(1,463,241)	6,314,435
Total operating expenses	217,243	1,705,987	7,862,056	(1,463,241)	8,322,045
Intercompany operating expenses	-	-	1,463,241	(1,463,241)	-
Loss from operations	(217,243)	(249,725)	(1,540,642)	-	(2,007,610)
Other income	-	5,671	29,098	-	34,769
Loss before income taxed	(217,243)	(244,054)	(1,511,544)	-	(1,972,841)
Income tax expense	-	-	-	-	-
Net loss	(217,243)	(244,054)	(1,511,544)	-	(1,972,841)

	For the year ended September 30, 2021
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$5,587,446	$-	$5,587,446
Intercompany revenue	-	1,183,691	-	(1,183,691)	-
Cost of revenue and related tax	-	5,105	996,672	-	1,001,777
Gross profit	-	1,178,586	4,590,774	(1,183,691)	4,585,669
Total operating expenses	298,520	2,004,570	4,057,887	-	6,360,977
Intercompany operating expenses	-	-	1,183,691	(1,183,691)	-
Loss from operations	(298,520)	(825,984)	(650,804)	-	(1,775,308)
Other income (expense)	-	(260)	834	-	574
Loss before income taxed	(298,520)	(826,244)	(649,970)	-	(1,774,734)
Income tax expense	-	-	-	-	-
Net loss	(298,520)	(826,244)	(649,970)	-	(1,774,734)

Condensed Consolidated Schedule of Cash Flows

	For the year ended September 30, 2022
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net loss	$(217,243)	(244,054)	(1,511,544)	-	(1,972,841)
Intercompany receivables	-	(41,980)	(543,646)	585,626	-
Intercompany payables	229,243	350,005	-	(579,248)	-
Net cash provided by (used in) operating activities	-	32,578	(1,631,086)	6,378	(1,592,130)
				-
Net cash used in investing activities	-	(139,155)	-	-	(139,155)

Effect of exchange rate fluctuation on cash	-	(2,871)	(52,020)	(6,378)	(61,269)

	For the year ended September 30, 2021
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net loss	$(298,520)	$(826,244)	$(649,970)	$-	$(1,774,734)
Intercompany receivables	-	(500,017)	(1,158,088)	1,651,105	-
Intercompany payables	222,520	1,429,057	-	(1,651,577)	-
Net cash provided by (used in) operating activities	-	65,736	1,848,595	(472)	1,913,859
				-
Net cash used in investing activities	-	(21,983)	-	-	(21,983)

Effect of exchange rate fluctuation on cash	-	4,324	21,847	472	26,643

Our Business

Overview of Health Food Market

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

On March 31, 2021, King Eagle VIE entered into an agreement with Guoxin Star Network Co., Ltd. under which King Eagle VIE was granted the right to operate 50 Smart Kiosks for five years. As a result of the construction delay caused by the COVID-19 pandemic, the agreement is being amended to delay the commencement of the five-year term until completion of construction of the Smart Kiosks. King Eagle VIE is also entitled to profit sharing from the operation of the Smart Kiosks. For the status of the construction project of Smart Kiosks, please see “COVID-19” on page 20, below

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

Other than for business licenses that have been obtained, we do not believe that we are required to obtain any permissions and approvals under the regulations discussed below. However, if we have inadvertently concluded that such permissions or approvals are not required or if applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, the Company or its VIE could be subject to, among other things, administrative penalties, rectification orders, fines, suspension of relevant business, or revocation of business permits or licenses, and the Company’s securities could become ineligible for listing on a US exchange.

As of the date of this Annual Report, neither the Company nor any of its subsidiaries or its VIE has been denied any permissions or approvals.

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

Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date of the issuance of the Trial Measures, the CSRC circulated No. 1 to No. 5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Draft Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offering and listing by domestic companies, yet made the following updates compared to the Draft Overseas Listing Regulations: (a) further clarification of the circumstances prohibiting overseas issuance and listing; (b) further clarification of the standard of indirect overseas listing under the principle of substance over form, and (c) adding more details of filing procedures and requirements by setting different filing requirements for different types of overseas offering and listing.

Pursuant to the Trial Measures, the Guidance Rules and Notice, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC within three working days following their submission of initial public offerings or listing application. Companies that have already been listed on overseas stock exchanges or have obtained the approval from overseas supervision administrations or stock exchanges for their offering and listing and that will complete their overseas offering and listing prior to September 30, 2023 are not required to make immediate filings for their listing yet need to make filings for subsequent offerings in accordance with the Trial Measures. Companies that have already submitted an application for an initial public offering to overseas supervision administrations prior to the effective date of the Trial Measures but have not yet obtained the approval from overseas supervision administrations or stock exchanges for the offering and listing may arrange for the filing within a reasonable time period and should complete the filing procedure before such companies’ overseas issuance and listing.

According to the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises, domestic companies that have already been listed overseas before the effective date of the Trial Measures, March 31, 2023, shall be deemed Existing Issuers, and Existing Issuers are not required to complete the filing procedures immediately, but they will be required to file with the CSRC for any subsequent offerings. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, and fines, and its controlling shareholders, actual controllers, the person directly in charge, and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

On February 24, 2023, the CSRC, together with the Ministry of Finance, the National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the Provisions. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023, together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offerings and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by the Company and its subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

As an Existing Issuer, the Company is not required to make any filings at this time pursuant to the Trial Measures and the revised Provisions; however, if we should seek to effect an overseas follow-on offering in the future, we would be required to file with the CSRC within three working days following our submission of an initial public offering or listing application. As of the date of this Annual Report, the Company is not considering any overseas public offerings of its securities. However, there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, and we cannot assure you that we have not inadvertently misinterpreted the filing requirements, that the requirements will not change in the future, or that we will be able to comply with all the new regulatory requirements of the Trial Measures, the revised Provisions, or any future implementing rules on a timely basis, or at all. Any failure by us to fully comply with the new regulatory requirements, including but not limited to the failure to complete the filing procedures with the CSRC, if required, may result in our securities being ineligible for listing on a US exchange, which would significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, and, in turn, materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

Opinions on Severely Cracking Down on Illegal Securities Activities According to Law

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or “the Opinions,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies.

Based on our understanding of currently applicable PRC laws and regulations, the Company and its PRC subsidiary and VIE: (i) are not currently required to obtain permissions from any PRC authorities to operate or to issue securities to foreign investors; (ii) are not subject to permission requirements from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other entity that is required to approve their operations; and (iii) have not been denied any permissions by any PRC authorities. In addition,

If we have erroneously concluded that these permission requirements do not apply to us, or if applicable laws, regulations, or interpretations change, and it is determined in the future that the permission requirements become applicable to us, we may be subject to review, may face challenges in addressing these requirements and may incur substantial costs in complying with these requirements, which could result in material adverse changes in our business operations and financial position. In addition, if we are not able to fully comply with the Measures for Cybersecurity Review (2021 version), discussed below, or if the Opinions come into effect and are determined to be applicable to us, our ability to offer or to continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

Given the current PRC regulatory environment, it is uncertain whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and if such permission is required, whether it will be denied or later rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions, or regulatory objection to our prior securities offering from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and, implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

According to the Administration Provision and the Measures, only new offerings and refinancing by existent overseas listed Chinese companies will be required to go through the filing process with PRC administrations; other existent overseas listed companies will be allowed a sufficient transition period to complete their filing procedure, which means that we will certainly go through the filing process in the future, perhaps because of a refinancing, or be given a sufficient transition period to complete the filing procedure as an existent overseas listed Chinese company.

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

PRC Cybersecurity Law. The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cybersecurity Law, which took effect in June 2017, created China’s first national-level data protection regime for “network operators,” which may include all organizations in China that provide services over the internet or another information network. It provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. It also provides that network operators are required to implement security protection measures to ensure that the network is free from interference, disruption, or unauthorized access, and to prevent network data from being disclosed, stolen, or tampered.

Data Security Law. On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021.

The Data Security Law establishes a tiered system for data protection in terms of importance, in which data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, are required to be treated with a higher level of protection. Specifically, the Data Security Law provides that operators processing “important data” are required to appoint a “data security officer” and a “management department” to take charge of data security. In addition, such operator is required to evaluate the risk of its data activities periodically and file assessment reports with relevant regulatory authorities. In addition, the Data Security Law prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

There can be no assurance that we would be able to complete the applicable cybersecurity review procedures in a timely manner, or at all, if we are required to follow such procedures. This could have a material adverse effect on our results of operations and business prospects. Moreover, the notion of “important data” is not clearly defined by the Cybersecurity Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments, and ensure that we are complying with reporting obligations to applicable regulators, if necessary. Furthermore, if judicial and law enforcement authorities outside China require us to provide data stored in China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have an adverse impact on our operations in and outside China.

Cybersecurity Review Measures. In January 2022, the CAC and several other administrations jointly promulgated the amended Cybersecurity Review Measures, or the Cybersecurity Review Measures, which became effective on February 15, 2022, and which supersede and replace the cybersecurity review measures that became effective in June 2020. Pursuant to the Cybersecurity Review Measures, a “critical information infrastructure operator,” or a CIIO, that purchases network products and services or conducts data processing activities that affect or may affect national security will be subject to cybersecurity review. The Cybersecurity Review Measures also expands the cybersecurity review to “internet platform operators” in possession of personal information of over one million users if such operators intend to list their securities in a foreign country. Alternatively, relevant governmental authorities in the PRC may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security. We do not believe that our Company constitutes a critical information infrastructure operator and we have less than one million registered users on our digital platform.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments). The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

Under the Data Security Law and the Cybersecurity Review Measures, as long as we are not deemed to be an operator or a data processor and we do not control more than one million users’ personal information, we would not be required to apply for a cybersecurity review by the CAC. However, if the CSRC, CAC, or other regulatory agency later promulgates new rules or explanations requiring that we obtain their approvals for a follow-on offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to offer additional securities to investors and our securities may substantially decline in value or be worthless.

We currently have less than one million registered users on our digital platform and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but as the number of our online registered users is far less than one million, we do not believe that we are required to apply for a cybersecurity review under the Cybersecurity Review Measures or the Regulations on Network Data Security (draft for public comments). Nevertheless, the Regulations on Network Data Security (draft for public comments) are still being formulated and subject to further changes. Although we believe we currently are not required to obtain clearance from the CAC under the Cybersecurity Review Measures, the Regulations on Network Data Security (draft for public comments), or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the draft Regulations on Network Data Security.

Personal Information Protection Law. On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. In addition to other rules and principles of personal information processing, the Personal Information Protection Law specifically provides rules for processing sensitive personal information. Sensitive personal information refers to personal information that, once leaked or illegally used, could easily lead to the infringement of human dignity or harm to the personal or property safety of an individual, including biometric recognition, religious belief, specific identity, medical and health, financial account, personal whereabouts, and other information of an individual, as well as any personal information of a minor under the age of 14. Only where there is a specific purpose and sufficient necessity, and under circumstances where strict protection measures are taken, may personal information processors process sensitive personal information. A personal information processor shall inform the individual of the necessity of processing such sensitive personal information and the impact thereof on the individual’s rights and interests. As uncertainties remain regarding the interpretation and implementation of the Personal Information Protection Law, we cannot assure you that we will comply with the Personal Information Protection Law in all respects and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing sensitive personal information.

Summary. Compliance with the PRC Cybersecurity Law, the Data Security Law, the Cybersecurity Review Measures, and the Personal Information Protection Law, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our common stock in the future. PRC regulators, including the Department of Public Security, the Ministry of Industry and Information Technology, the State Administration for Market Regulation, and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. We cannot assure you that we will be compliant with these new laws and regulations described above in all respects, and we may become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected, all of which could materially and adversely affect our business, financial condition, and results of operations.

The PRC government has broad discretion in determining rectifiable or punitive measures for non-compliance with or violations of PRC laws and regulations. If the PRC government determines that we, our Hong Kong or PRC subsidiaries, or our VIE do not comply with applicable law, it could revoke the VIE’s and our PRC subsidiaries’ business and operating licenses, require the VIE to discontinue or restrict its operations, restrict the VIE’s right to collect revenues, require the VIE to restructure its operations, impose additional conditions or requirements with which the VIE may not be able to comply, impose restrictions on the VIE’s business operations or on its customers, or take other regulatory or enforcement actions against the VIE that could be harmful to its business, which could materially and adversely affect the VIE’s and the Company’s business, financial condition, and results of operations.

In addition, any failure, or perceived failure, by us to comply with the above and other regulatory requirements or privacy protection-related laws, rules, and regulations could result in reputational damage or proceedings or actions against us by governmental entities, consumers, or others. These proceedings or actions could subject us to significant penalties and negative publicity, require us to change our data and other business practices, increase our costs, and severely disrupt our business, all of which could negatively affect the trading price of our common stock.

Laws and Regulations Relating to Intellectual Property Rights

Pursuant to the Trademark Law of the PRC (the “Trademark Law”), the right to exclusive use of a registered trademark shall be limited to trademarks which have been registered and to goods for which the use of trademark has been permitted. The period of validity of a registered trademark shall be ten years, counted from the day the registration is made. According to the Trademark Law, (i) using a trademark that is identical to a registered trademark on the same goods without the authorization of the owner of the registered trademark; (ii) using a trademark that is similar to a registered trademark on the same goods or (iii) using a trademark that is identical with or similar to a registered trademark on similar goods without the authorization of the owner of the registered trademark, which is likely to cause confusion, shall be deemed to constitute an infringement of the exclusive right to use a registered trademark. The infringer shall, in accordance with the regulations, undertake to cease the infringement, take remedial action, and pay damages.

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

In addition, according to the PRC Social Insurance Law and Administration Measures on Housing Fund, employers like our PRC subsidiaries in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance, and housing funds. The various laws and regulations that govern employers’ obligation to contribute to the social security funds include the Social Insurance Laws of the PRC, the Interim Regulation on the Collection and Payment of Social Insurance Premiums, the Decision of the State Council on Establishing a Unified System of the Basic Pension Insurance for Enterprise Employees, the Circular on Relevant Issues concerning the Improvement of the Basic Pension Insurance Policy for Urban Employees, the Regulation on Work-related Injury Insurance, the Regulation on Unemployment Insurance, the Decision of the State Council on Establishing the Basic Medical Insurance System for Urban Employees, the Circular on the Issuance of Provisions on the Administration of Basic Medical Insurance for Urban Employees, and the Trial Measures on Maternity Insurance for Enterprise Employees.

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

A recurrence of COVID-19 may cause delays or limit our ability to expand our business.

The COVID-19 pandemic resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines, and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies and construction projects of Smart Kiosks were therefore postponed.

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

We will rely on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

Our Company is a holding company, and we will rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. Within our direct holding structure, the cross-border transfer of funds within our corporate group is legal and compliant with the laws and regulations of the BVI, the PRC, Hong Kong, and the State of Nevada. Our subsidiaries in the PRC and Hong Kong are permitted under the respective laws of China and Hong Kong to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent cash is in our Hong Kong or China subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of either Hong Kong or China due to interventions or the imposition of restrictions and limitations by the Hong Kong or the PRC government on the ability to transfer cash. In addition, if any of our subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to their parent companies.

Moreover, to the extent that cash is in our PRC or Hong Kong subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or Hong Kong government on the ability to transfer cash. Any limitation on the ability of our PRC or Hong Kong subsidiaries or our VIE to pay dividends or make other distributions to us could materially and adversely affect our financial position and the value of our Ordinary Shares.

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

We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China) and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality.

We are not a Chinese operating company but rather a Nevada holding company with substantially all of our operations in the PRC conducted by our PRC subsidiary, King Eagle (China), through contractual agreements with King Eagle (Tianjin), our VIE. Investors have not purchased an equity interest in the VIE but have purchased equity interests in a holding company incorporated in the State of Nevada, and will never directly hold equity interests in any of our subsidiaries or in our VIE in China.

A series of contractual agreements, including the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement, have been entered into with our VIE. We have been advised by our PRC counsel that the ownership structure of our VIE in China does not violate any applicable and explicit PRC laws and regulations currently in effect, and each of the contractual agreements governed by PRC law is valid, binding, and enforceable in accordance with its terms, subject to enforceability to applicable laws and the discretion of relevant government authorities in exercising their authority in connection with the interpretation and implementation thereof. As a result of the contractual agreements, the Company is the primary beneficiary of the VIE for accounting purposes, and the Company has consolidated the results of operations, financial position, and cash flows of the VIE in its consolidated financial statements under U.S. GAAP. The contractual arrangements with the VIE provide us with a “controlling financial interest” in the VIE by granting us: (i) the power to direct activities of the VIE that most significantly affect its economic performance; and (ii) the right to receive economic benefits from the VIE.

However, there are risks associated with this structure as the PRC has not yet ruled on its legality. As such, the VIE structure involves unique risks to our investors in the Nevada holding company, including:

(i) Our contractual arrangements may not be as effective in providing us with operational control, and shareholders of the VIE may fail to perform their obligations under the contractual arrangements.

(ii) We may incur substantial costs to enforce the terms of the arrangements with the VIE.

(iii) The legality and enforceability of the contractual arrangements by and among our PRC subsidiaries and the VIE have not been tested in a court of law in China.

(iv) The equity holders, directors and executive officers of the VIE as well as our employees who execute other strategic initiatives may have potential conflicts of interest with our company

(v) There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules regarding the status of our Nevada holding company with respect to the contractual arrangements with the VIE.

(vi) It is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

(vii) If we or our VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required licenses, permits, registrations, or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures.

(viii) If the PRC government finds that the agreements that establish the VIE structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we would be subject to severe penalties or be forced to relinquish our interest in those operations.

(ix) If the PRC government deems that our contractual arrangements with the VIE do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change or any interpreted differently in the future, we could be subject to severe penalties or be forced to relinquish our interests in these operations.

(x) The Company, King Eagle (China), King Eagle VIE, and our investors face uncertainty with respect to potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with the VIE and consequently significantly affect the financial performance of the VIE and our Company as a whole.

(xi) The PRC regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and cause the value of our securities, including those we have or may in the future register for sale, to significantly decline or become worthless.

If the PRC government determines that our agreements with King Eagle (Tianjin) VIE or our VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of King Eagle VIE, as King Eagle VIE and its subsidiary conduct all or substantially all of our operations.

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

Risks Related to Doing Business in China

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

The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong subsidiaries, and the market price for our shares could be adversely affected by increased tensions between the United States and China.

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences—secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security—and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong like our Hong Kong subsidiaries. If we or our Hong Kong or PRC subsidiaries are determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position, and results of operations could be materially and adversely affected. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our shares could be adversely affected.

The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China.

The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China. Such governmental actions:

●	could result in a material change in our VIE’s operations;
●	could significantly limit or completely hinder our and our VIE’s ability to continue our operations in China;
●	could significantly limit or completely hinder our ability to offer or continue to offer our shares to investors; and
●	may cause the value of our shares to significantly decline or be worthless.

Recently, the PRC government initiated a series of regulatory actions and new policies to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact of any such modified or new laws and regulations will be on our daily business operations, our ability to accept foreign investments, and the continued listing of our shares in the U.S. markets. These actions could result in a material change in our operations and/could cause the value of our shares to significantly decline or become worthless.

The Chinese government has also exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including those relating to regulation of the health product industry, taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that our VIE’s business operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which it operates may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our VIE’s part to ensure its compliance with such regulations or interpretations. Accordingly, government actions in the future could have a significant effect on our VIE and its business which, in turn, could have a negative effect on the value of our shares.

The new Overseas Listing Rules and other relevant rules promulgated by the CSRC may subject us to additional compliance requirements in the future.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date as the issuance of the Trial Measures, the CSRC circulated No. 1 to No. 5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises, and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offering and listing by domestic companies, yet made the following updates compared to the Overseas Listing Regulations: (a) further clarification of the circumstances prohibiting overseas issuance and listing; (b) further clarification of the standard of indirect overseas listing under the principle of substance over form, and (c) adding more details on filing procedures and requirements by setting different filing requirements for different types of overseas offering and listing.

Pursuant to the Trial Measures and the Guidance Rules and Notice, a domestic company that seeks to offer or list securities overseas, either directly or indirectly, should fulfill the filing procedure and report relevant information to the CSRC within three working days following its submission of an initial public offering or listing application. Companies that have already been listed on overseas stock exchanges or that have obtained approval from overseas securities regulators or stock exchanges for their offering and listing and that complete their overseas offering and listing prior to September 30, 2023 are not required to make immediate filings for their listing, yet need to make filings for subsequent offerings in accordance with the Trial Measures. Companies that have already submitted an application for an initial public offering to overseas securities regulators prior to the effective date of the Trial Measures but have not yet obtained approval from overseas securities regulators or stock exchanges for the offering and listing may arrange for the filing within a reasonable time period and should complete the filing procedure before such companies’ overseas issuance and listing.

According to the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises, domestic companies that have already been listed overseas before the effective date of the Trial Measures, March 31, 2023, shall be deemed Existing Issuers, and Existing Issuers are not required to complete the filing procedures immediately, but they will be required to file with the CSRC for any subsequent offerings. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, and fines, and its controlling shareholders, actual controllers, the person directly in charge, and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

On February 24, 2023, the CSRC, together with the Ministry of Finance, the National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the Provisions. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023, together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offerings and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. Any failure or perceived failure by the Company and its subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Although, as of the date of this Annual Report, the Company is not considering any offerings of its securities, if we should seek to effect an overseas follow-on offering in the future, we may be required to comply with the Trial Measures and the revised Provisions, which would subject us to additional compliance requirements in the future. There are still uncertainties regarding the interpretation and implementation of such regulatory guidance, and we cannot assure you that we will be able to comply with all the new regulatory requirements of the Trial Measures, the revised Provisions, or any future implementing rules on a timely basis, or at all. Any failure by us to fully comply with the new regulatory requirements, including but not limited to the failure to complete the filing procedures with the CSRC, if required, may significantly limit or completely hinder our ability to offer or continue to offer our common stock on a US exchange, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

Changes in the policies, regulations and rules, and the enforcement of laws of the PRC government may be implemented quickly with little advance notice and could have a significant impact upon our VIE’s ability to operate profitably in the PRC. The PRC legal system also embodies uncertainties, which could limit law enforcement availability. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past several decades has significantly enhanced the protections afforded to various forms of foreign investment in China. The Company’s PRC subsidiaries, its VIE, and its VIE’s subsidiary are subject to PRC laws and regulations. However, these laws and regulations change frequently, and the interpretation and enforcement thereof involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protections to which we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability of our PRC subsidiaries to enforce their contracts, could affect our business and operation. In addition, confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to our business, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement.

The legal system in China, it laws and regulation changing frequently and the uncertainty in interpretation and enforcement of those laws could result in a material change in our operations, and further significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through VIE arrangements. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. As substantially all of our operations are based in China, any future Chinese, U.S., or other rules and regulations that place restrictions on capital raising or other activities by China based companies could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China and in the United States.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of business through our operating subsidiary in the PRC. Our PRC subsidiary, the VIE, and the VIE’s subsidiary are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs as well as various PRC laws and regulations generally applicable to companies incorporated in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us.

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

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

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

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. Although we believe that we are compliant with the regulations and policies that have been issued to date and we do not believe that we are required to obtain any permissions and approvals under the regulations discussed below, if we have inadvertently concluded that such permissions or approvals are not required or if applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, the Company or its VIE could be subject to increased compliance costs, as well as, among other things, administrative penalties, rectification orders, fines, suspension of relevant business, or revocation of business permits or licenses, and the Company’s securities could become ineligible for listing on a US exchange.

The PRC Cybersecurity Law, which took effect in June 2017, provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure.

In January 2022, the Cyberspace Administration of China and several other administrations jointly promulgated amended Cybersecurity Review Measures, which became effective on February 15, 2022. Pursuant to the Cybersecurity Review Measures, a “critical information infrastructure operator,” or a CIIO, that purchases network products and services or conducts data processing activities that affect or may affect national security will be subject to cybersecurity review. The Cybersecurity Review Measures also expands the cybersecurity review to “internet platform operators” in possession of personal information of over one million users if such operators intend to list their securities in a foreign country. Alternatively, relevant governmental authorities in the PRC may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security. We do not believe that our Company constitutes a critical information infrastructure operator and we have less than one million registered users on our digital platform. The PRC National Security Law defines various types of national security, including technology security and information security.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security. The Regulations on Network Data Security provide that data processors refers to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

We currently have less than one million registered users on our digital platform and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but the number of our online registered users is far less than one million. As a result, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review or the Regulations on Network Data Security. Nevertheless, the Measures for Cybersecurity Review or the Regulations on Network Data Security may be subject to further changes Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cybersecurity Review, the Regulations on Network Data Security, or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the draft Regulations on Network Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from a competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

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

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Cybersecurity Review Measures, and the Personal Information Protection Law, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our common stock in the future. PRC regulators, including the Department of Public Security, the Ministry of Industry and Information Technology, the State Administration for Market Regulation, and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

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

To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange.

The Holding Foreign Companies Accountable Act (the “HFCAA”), as originally passed, prohibited foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for three consecutive years beginning in 2021. On December 29, 2022, as part of the Consolidated Appropriations Act, 2023, the time period for the delisting of foreign companies under the HFCAA was reduced from three consecutive years to two consecutive years.

On December 16, 2021, the PCAOB issued the Determination Report, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (i) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the Determination Report identified specific registered public accounting firms subject to these determinations.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC (the “SOP”). Pursuant to the SOP, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. The determinations as to mainland China and Hong Kong were vacated by the PCAOB as of December 15, 2022 as a result of the PCAOB’s having been able to conduct extensive and thorough inspections and investigations of mainland China and Hong Kong firms in 2022 under the SOP; however, if the PCAOB encounters any impediment, in the future, to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by an authority in either jurisdiction, it may issue new determinations consistent with the HFCAA.

Because our independent registered public accounting firm, J&S Associate PLT (F.K.A: J&S Associate) (“J&S”), is headquartered in Kuala Lumpur, Malaysia, it would not be subject to any determinations that may be announced by the PCAOB in the future with respect to auditors located in China or Hong Kong. We believe that the PCAOB’s inspectors and investigators have consistent access to the audit work performed by J&S for us. Therefore, we do not expect to be affected by the HFCAA at this time.

However, to the extent that our auditor’s work papers may, in the future, become located in mainland China or in Hong Kong, such work papers may not be available for inspection by the PCAOB if authorities in the PRC or Hong Kong were to take a position at that time that would prevent the PCAOB from continuing to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong. If such lack of inspection were to extend for the requisite period of time under the HFCAA, and if the PCAOB were then to issue new determinations based on its inability to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by an authority in those jurisdictions, our shares could be delisted and prohibited from trading on a U.S. exchange. In addition, if our auditor’s work papers were to become located in China or Hong Kong in the future, and thereby not be available for PCAOB inspection, our investors would be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections, and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. Also, we cannot assure you that U.S. regulatory authorities will not apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our shares to be materially and adversely affected.

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

A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition.

Our VIE’s business, prospects, financial condition, and results of operations may be influenced to a significant degree by political, economic, and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on our VIE.

Economic conditions in China are sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect our current customers’ and potential customers’ businesses and have a negative impact on our VIE’s business, results of operations, and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

There are political risks associated with conducting business in China.

Any adverse economic, social, and/or political conditions, material social unrest, strike, riot, civil disturbance, or disobedience, as well as significant natural disasters, may affect the market and adversely affect our business operations as our VIE’s operations are based in China. Any negative event may pose an immediate threat to the stability of the economy in China, thereby directly and adversely affecting our VIE’s results of operations and financial position. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our shares could be adversely affected.

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

Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our VIE and its subsidiary, which make payments to King Eagle (China), one of our PRC subsidiaries, pursuant to the Consulting Service Agreement. As a holding company, we rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. However, to the extent that cash is in our Hong Kong or PRC subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on the ability to transfer cash. In addition, if any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends to us. As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries has paid any dividends, other distributions or transferred assets to the Company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, we have not made any transfers, paid any dividends, or made any distributions to U.S. investors.

Moreover, PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amount in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to their parent companies in Hong Kong could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, and otherwise fund and conduct our business.

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

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

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

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. As a result, the number of cases of COVID-19 increased greatly which caused restrictions on our service agents to travel or launch face-to-face marketing activities. Construction of our Smart Kiosks may not be immediate, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks. However, as the pandemic increased overall public health consciousness in the PRC, the Company’s average monthly online sale revenue increased by $0.2 million, or 34.4%, from $0.4 million for the year ended September 30, 2021 to $0.6 million for the year ended September 30, 2022.

In early May 2023, the World Health Organization (“WHO”) International Health Regulations Emergency Committee announced that the Public Health Emergency of International Concern (the “PHEIC”) should end because of declining Covid-19 related hospitalizations and deaths and high levels of immunity in the population. The Committee “advised that it is time to transition to long-term management of the Covid-19 pandemic” and the WHO Director-General concurred. We plan to continue to monitor the level of Covid-19 cases, which may still be considered a threat in the long term because the virus continues to evolve and spread.

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

In addition, on July 10, 2021, the Cyberspace Administration of China (the “CAC”) issued the Measures for Cybersecurity Review, or the Measures, which proposed to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. On January 4, 2022, the CAC issued the New Measures for Cybersecurity Review (the “New Measures”), which amended the Measures for Cybersecurity Review (Draft Revisions) released on July 10, 2021. As our VIE has less than one million customers, we believe that the Measures are not applicable to us in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies.

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see “Item 1. Business – Corporate History and Structure - Contractual Arrangements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Consolidated Financial Statements for the fiscal year ended September 30, 2022 included in this Annual Report.

As of the date of this Annual Report, there have been no distributions or dividends by any of our direct or indirect subsidiaries to the Company. The Company has not declared any dividends or made any distributions to its shareholders, and we do not anticipate declaring a dividend in the foreseeable future. No assets other than cash are transferred within our organization. For more details, please see our “Consolidated Financial Statements” and the “Condensed Consolidating Schedule” on page 14.

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

We require cash of approximately $2.2 million within the next twelve months, primarily related to third party vendor payables. As of September 30, 2022, we received customer advances in an amount of approximately $3.0 million. We anticipated the majority of the revenue will be recognized in the fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations. Additionally, we had approximately $0.8 million commitment related to purchase and service agreements and cooperation agreement of Smart Kiosk as of September 30, 2022. See our “Contractual Obligations and Other Commitments” on page 61.

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

On November 29, 2021, the Board of Directors of KPIL engaged J&S Associate PLT (F.K.A.: J&S Associate) (AF002380) (“J&S”) as its independent auditor for the fiscal year ended September 30, 2021. The Board of Directors dismissed JLKZ CPA LLP (“JLKZ”), concurrently with the engagement of J&S.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.3**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.4**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.3**	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.4**	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with the original Form 10-K on December 29, 2022

** Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kun Peng International Ltd. (Registrant)

Date: May 19, 2023	By:	/s/ Zhuang Richun
Zhuang Richun
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
May 19, 2023
/s/ Yuanyuan Zhang	Chief Financial Officer
Yuanyuan Zhang

/s/ Chengyuan Li	Director	May 19, 2023
Chengyuan Li

/s/ Lili Zhang	Director	May 19, 2023
Lili Zhang

/s/ Lingya Jia	Director	May 19, 2023
Lingya Jia

KUN PENG INTERNATIONAL LTD.

(FORMELY CX NETWORK GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2022 and 2021

J&S ASSOCIATE PLT (F.K.A:J&S ASSOCIATE)

202206000037 (LLP0033395-LCA) &

AF002380

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered from an accumulated deficit of $3,653,996 as of September 30, 2022. This factor creates uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ J&S Associate PLT
(F.K.A: J&S Associate)
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

The Company consolidated its VIE as of September 30, 2022, and 2021. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30,
	2022	2021

Current assets	$2,530,776	$3,838,468
Noncurrent assets	107,774	145,935
Total assets	2,638,550	3,984,403
Total liabilities	4,633,855	4,651,716
Net liabilities	$(1,995,305)	$(667,313)

The VIE’s liabilities consisted of the following as of September 30, 2022, and 2021:

	September 30,
	2022	2021

Current liabilities
Trade and other payable	$1,253,421	$1,194,972
Amount due to a related party	267,006	-
Deferred revenue	2,960,357	3,122,705
Payroll payable	4,312	14,802
Tax payable	41,345	218,301
Operating lease obligations, currents	85,390	92,807
Total current liabilities	4,611,831	4,598,587
Total noncurrent liabilities
Operating lease obligations, net of current portion	22,024	53,129
Total noncurrent liabilities	22,024	53,129
Total liabilities	$4,633,855	$4,651,716

The operating results of the VIE were as follows:

	September 30,
	2022	2021

Revenue	$7,510,059	$5,587,446
Gross profit	6,321,414	4,590,774
Loss from operations	(1,540,642)	(650,804)
Other income	29,098	834
Net loss	$(1,511,544)	$(649,970)

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	September 30,
	2022	2021

Prepaid rent and building management and utilities	$23,324	$85,474
Prepaid supplies(1)	202,150	78,248
Prepaid system maintenance services	-	5,209
Prepaid income tax	5,154	5,689
Prepaid professional services(2)	25,941	148,708
Prepaid others	11,737	15,301
Total prepayments	$268,306	$338,629

(1)	As of September 30, 2022, and 2021, the Company had prepaid supplies of $202,150 and $78,248, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

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

