Form 10-Q
period 2023-03-31
Kun Peng International Ltd.
filed 2023-05-22
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 15, 2023, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	March 31, 2023	September 30, 2022
			(Audited)
Assets
Current assets
Cash and cash equivalents		$59,472	$267,131
Advance and prepayments	4	259,680	268,306
Other receivables	5	79,366	65,850
Amount due from a related party		327,625	316,192
Total current assets		726,143	917,479

Noncurrent assets
Property, plant and equipment, net	6	107,493	134,023
Intangible assets, net	7	3,170	2,082
Security deposits		44,619	43,062
Right-of-use assets	12	522,033	675,655
Others		6,033	8,317
Total noncurrent assets		683,348	863,139

Total assets		$1,409,491	1,780,618

Liabilities
Current liabilities
Trade payables		1,470,081	799,551
Other payables and accrual		959,949	739,190
Deferred revenue	8	2,986,441	2,960,357
Payroll payable		62,264	53,890
Tax payable		154,499	47,330
Amounts due to related parties	9	278,991	267,006
Operating lease obligations-current portion	12	276,292	304,753
Total current liabilities		6,188,517	5,172,077

Noncurrent liabilities
Operating lease obligations-net of current portion	12	126,914	264,124
Total noncurrent liabilities		126,914	264,124

Total liabilities		6,315,431	5,436,201

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and September 30, 2022	1	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of March 31, 2023 and September 30, 2022	10	40,000	40,000
Additional paid-in capital	10	149,295	(40,000)
Accumulated deficits		(5,006,330)	(3,653,996)
Accumulated other comprehensive income		192,049	279,367
Total stockholders’ equity		(4,624,986)	(3,374,629)

Non-controlling interests		(280,954)	(280,954)
Total equity		(4,905,940)	(3,655,583)

Total liabilities and equity		$1,409,491	$1,780,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		For the three months ended March 31,		For the six months ended March 31,
	Note	2023	2022	2023	2022

Revenue, net		$318,951	$2,018,764	$771,069	$6,688,172
Cost of revenue		(72,036)	(337,465)	(181,224)	(1,046,674)
Gross profit		246,915	1,681,299	589,845	5,641,498

Operating expenses
General and administrative expenses		584,538	436,295	959,362	818,196
Selling expense		363,366	1,868,233	1,092,158	5,133,686
Total operating expenses		947,904	2,304,528	2,051,520	5,951,882

Loss from operations		(700,989)	(623,229)	(1,461,675)	(310,384)

Other (expenses) income:
Interest income		47	155	96	1,715
Other income		108,921	8,397	109,245	31,850
Total other income, net		108,968	8,552	109,341	33,565

Loss before income taxes		(592,021)	(614,677)	(1,352,334)	(276,819)

Income tax expense	11	-	-	-	—

Net loss		(592,021)	(614,677)	(1,352,334)	(276,819)
Less: Net loss attributable to non-controlling interest		-	(45,041)	-	(13,999)
Net loss attributable to Kun Peng International Ltd		(592,021)	(569,636)	(1,352,334)	(262,820)
Foreign currency translation adjustment		51,291	(47,086)	(87,318)	(34,082)
Comprehensive loss		(540,730)	(661,763)	(1,439,652)	(310,901)
Less: Comprehensive loss attributable to non-controlling interest		-	(48,463)	-	(16,339)
Comprehensive loss attributable to Kun Peng International Ltd		$(540,730)	$(613,300)	$(1,439,652)	$(294,562)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.001)	$(0.014)	$(0.003)	$(0.007)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2022

(UNAUDITED)

In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2021*	400,000,000	$40,000	$(40,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net loss attributable to common stockholders	-	-	-	(262,820)	-	(262,820)	-	(262,820)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(13,999)	(13,999)
Foreign currency translation adjustment	-	-	-	-	(31,742)	(31,742)	(2,340)	(34,082)
Balance, March 31, 2022*	400,000,000	$40,000	$(40,000)	$(2,083,925)	$(63,758)	$(2,147,683)	$(181,372)	$(2,329,055)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, December 31, 2021*	400,000,000	$40,000	$(40,000)	$(1,514,289)	$(20,094)	$(1,534,383)	$(132,909)	$(1,667,292)
Net loss attributable to common stockholders	-	-	-	(569,636)	-	(569,636)	-	(569,636)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(45,041)	(45,041)
Foreign currency translation adjustment	-	-	-	-	(43,664)	(43,664)	(3,422)	(47,086)
Balance, March 31, 2022*	400,000,000	$40,000	$(40,000)	$(2,083,925)	$(63,758)	$(2,147,683)	$(181,372)	$(2,329,055)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2022*	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Net loss attributable to common stockholders	-	-	-	(1,352,334)	-	(1,352,334)	-	(1,352,334)
Capital contribution	-	-	189,295	-	-	189,295	-	189,295
Foreign currency translation adjustment	-	-	-	-	(87,318)	(87,318)	-	(87,318)
Balance, March 31, 2023	400,000,000	$40,000	$149,295	$(5,006,330)	$192,049	$(4,624,986)	$(280,954)	$(4,905,940)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, December 31, 2022	400,000,000	$40,000	$(40,000)	$(4,414,309)	$140,757	$(4,273,552)	$(280,954)	$(4,554,506)
Net loss attributable to common stockholders	-	-	-	(592,021)	-	(592,021)	-	(592,021)
Capital contribution	-	-	189,295	-	-	189,295	-	189,295
Foreign currency translation adjustment	-	-	-	-	51,292	51,292	-	51,292
Balance, March 31, 2023	400,000,000	$40,000	$149,295	$(5,006,330)	$192,049	$(4,624,986)	$(280,954)	$(4,905,940)

*	Outstanding and issued shares retrospectively reflect the 10:1 forward stock split effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	For the six months ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(1,352,334)	$(276,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	31,071	35,757
Amortization of right-of-use assets	189,510	177,685

Changes in operating assets and liabilities
Advance and prepayments	20,015	68,649
Other receivables	(10,962)	(26,331)
Security deposits	-	(44,467)
Trade payables	631,642	78,093
Other payables and accrual	192,575	(707,506)
Deferred revenue	(79,706)	(372,786)
Payroll payable	6,325	(19,061)
Amounts due to related parties	2,294	571,983
Tax payable	103,818	(116,995)
Lease liabilities	(197,570)	(289,950)
Net cash used in operating activities	(463,322)	(921,748)

Cash flows from investing activities
Purchase of property and equipment	-	(7,487)
Acquisition of trademarks	(606)	-
Net cash used in investing activities	(606)	(7,487)

Cash flows from financing activities
Capital contribution	186,352	-
Net cash provided by financing activities	186,352	-

Effect of exchange rate changes on cash	69,917	29,673

Net decrease in cash and cash equivalents	(207,659)	(899,562)

Cash and cash equivalents, beginning balance	267,131	2,059,685

Cash and cash equivalents, ending balance	$59,472	$1,160,123

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

			Registered capital of approximately $1.5 million (RMB 10 million)	Operating King Eagle Mall and new online platform

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of RMB 5 million (US$0.7 million)	Operation commenced in January 2023 and operating the new online platform

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

For accounting purposes, the transaction with KP International was treated as a reverse acquisition and KP International is deemed to be the acquirer and the Company as the acquired party. Consequently, the assets and liabilities and the historical operations that will be reflected in the accompanying consolidated financial statements prior to the Reverse Acquisition will be those of KP International and its consolidated subsidiaries and will be recorded at the historical cost basis of KP International, and the accompanying consolidated financial statements after consummation of the Reverse Acquisition will include the assets and liabilities of KP International and its subsidiaries and VIE, historical operations of KP International and its subsidiaries and VIE, and operations of the Company from the Closing Date of the Reverse Acquisition. The accompanying consolidated financial statements’ share and per share information has been retroactively adjusted to reflect the exchanged shares in the Reverse Acquisition. The equity structure of the Company was retrospectively adjusted under ASC Topic 805-40. As of March 31, 2023 and March 31, 2022, there were 400,000,000 and 40,000,000 shares issued and outstanding, respectively.

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

King Eagle (Beijing) Technology Co. Ltd.

King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”) was incorporated as a limited liability company in Beijing in the People’s Republic of China on December 1, 2022 with a registered capital of RMB 5 million (US$0.7 million). It is wholly owned by King Eagle (Tianjin). King Eagle (Beijing) commenced its operation of the new online platform called “Kun Zhi Jian in January 2023.”

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

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the six months ended March 31, 2023 and 2022 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders’ deficit.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company on a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. For the six months ended March 31, 2023, the Company incurred cash outflows from operating activities of $463,322, a net loss of $1,352,334 and a negative working capital of $5,462,374. Although the businesses and markets in mainland China have reopened as mainland China has relaxed its zero-tolerance COVID-19 policies and controls, it will take time for the country to recover from the impact of COVID-19 and the effects of the governmental restrictive policies and controls. In January 2023, there was a resurgence in some cities in the number of COVID-19 cases. Therefore, our online sales during the first quarter of 2023 were slack. In addition, there remains a delay in the approval process for our permit for the construction of Smart Kiosks due to the impact of prior closures of government agencies in the affected areas in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but are not limited to, increasing sales through the Company’s online business, reducing overhead costs, obtaining advances of funds from the Company’s stockholders and directors, or financing through the issuance of shares. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its new online platform, Kun Zhi Jian, to explore wholesale markets. This online platform focuses on promoting and selling our own brand of preventive health care products to wholesalers. The Company also launched advertising campaigns to promote its own brand. The Company streamlined its administrative overhead costs. For example, we reduced the compensation and benefits of our executives and decreased office supplies, which continues into 2023.

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

COVID-19 Outbreak

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. However, during the first quarter of 2023, a number of major metropolitan areas in the PT, such as Shanghai, Beijing, Shenzhen, Chengdu, Dalian and Guiyang, experienced a COVID-19 resurgence, which caused continuing restrictions on our service agents to travel and launch face-to-face marketing activities in those areas. Although the peak of COVID-19 has passed and COVID-19 policies and controls have been relaxed, it will take time for the country to recover from the impact of COVID-19 and the effects of the restrictive governmental policies and controls. In addition, a shortage of logistics and delivery capacity in affected communities precluded our customers from placing orders online. Due to prior closures and access restriction in certain affected areas and government agencies, the approval process of our applications for the construction of our Smart Kiosks has been delayed, which impacts our plan of enhancing our face-to-face customer services and increasing our market share.

The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022 to mitigate the adverse impacts of COVID-19. The Company also follows up closely with the local governmental agencies regarding its applications for construction permits for Smart Kiosks. The Company expects to obtain government approval by December 2023.

While we do not expect that the virus will continue to have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $87,318 and $34,082 for the six month periods ended March 31, 2023 and 2022, respectively.

The following table shows the foreign exchange rates used for translation:

the exchange rates set forth on the www.xe.com	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
For the six-month period ended March 31, 2023 (Average Rate)
United States dollar ($1)	7.8303	6.9761

As of March 31, 2023 (Closing Rate)
United States dollar ($1)	7.8499	6.8676

the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
For the six-month period ended March 31, 2022 (Average Rate)
United States dollar ($1)	7.7971	6.3717

As of March 31, 2022 (Closing Rate)
United States dollar ($1)	7.8325	6.3411

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC and in e-wallets. As of March 31, 2023 and September 30, 2022, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe we are not exposed to significant risks with respect to our cash in bank accounts and low risk with respect to our cash kept in e-wallets.

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

Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net (loss) income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income for the six months ended March 31, 2023 and 2022 was comprised of foreign currency translation adjustments.

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

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defective goods and goods lost in transit. As we have experienced insignificant amounts of goods returned and claims from goods lost in transit in the past, our product liability is insignificant; therefore, management believes product liability accrual as at March 31, 2023 and September 30, 2022 is de minimis.

Discount allowed - Accrued Store-Credit

We provide store-credit, “Golden Beans,” to our customers after sales of goods to them. The Golden Beans can be utilized against their future purchases with restrictions and expiry date. The amount utilized will be recognized as direct discount as and when the sales arise, and the price net of this discount has been controlled and set by management to ensure that the sales will always result in a gross profit. As such, we do not accrue any liability from this store-credit as there is no present obligation arising from Golden Beans as of March 31, 2023 and September 30, 2022, and the utilization of these Golden Beans is not expected to result in an outflow from the Company’s resources embodying economic benefits.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on the Balance Sheet or presenting them as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the six months ended March 31, 2023 and 2022.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department, such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain consumers.

Our selling expenses for the six months ended March 31, 2023 and 2022 were $1,092,158 and $5,133,686, respectively. We recognized the marketing and promotional service expense when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the six months ended March 31, 2023 and 2022, we recorded marketing and promotional service fees to our service agents in an amount of $631,509 and $4,655,679, respectively.

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

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,” Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2023 and evaluated that this new guidance does not have a significant impact on its condensed consolidated financial statements.

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

VIE Financial Information

Set forth below is the condensed consolidated balance sheets information as of September 30, 2022 and 2021, condensed consolidated statements of operations and cash flows for the fiscal years ended September 30, 2022 and 2021, and showing financial information for the parent company Kun Peng International Limited, the non-VIE subsidiaries (as defined below) and VIE (as defined below), eliminating entries and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 9.

For the purpose of this section:

“Parent entity” refers to Kun Peng International Limited;

“Non-VIE subsidiaries” refer to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kunpeng (China) Industrial Development Company Limited (“KP Industrial”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	King Eagle (China) Co., Ltd. (“King Eagle (China)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”)

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) and King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”)

Condensed Consolidated Balance Sheet

As of March 31, 2023

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$8,544	$50,928	$-	$59,472
Intercompany receivables-current	-	181,076	2,145,222	(2,326,298)	-
Total Current Assets	-	281,020	2,771,421	(2,326,298)	726,143
Intercompany receivables-noncurrent	-	4	-	(4)	-
Total Non-current Assets	34,160	643,544	39,808	(34,164)	683,348
Total assets	34,160	924,564	2,811,229	(2,360,462)	1,409,491
Intercompany payables	701,425	1,686,694	-	(2,388,119)	-
Total current liabilities	719,425	2,104,693	5,768,842	(2,404,443)	6,188,517
Total noncurrent liabilities	-	126,914	-	-	126,914
Total Liabilities	719,425	2,231,607	5,768,842	(2,404,443)	6,315,431
Total Shareholders’ Equity	(685,265)	(1,184,905)	(2,798,797)	43,981	(4,624,986)
Non-controlling interests	-	(122,138)	(158,816)	-	(280,954)
Total equity	(685,265)	(1,307,043)	(2,957,613)	43,981	(4,905,940)

Intercompany receivables from non-VIE entities and intercompany payables to VIE represented the loan to non-VIE entities for working capital purpose.

As of September 30, 2022

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$11,595	$255,536	$-	$267,131
Intercompany receivables-current	-	179,211	1,684,751	(1,863,962)	-
Total Current Assets	-	250,665	2,530,776	(1,863,962)	917,479
Intercompany receivables-noncurrent	-	4	-	(4)	-
Total Non-current Assets	34,160	755,369	107,774	(34,164)	863,139
Total assets	34,160	1,006,034	2,638,550	(1,898,126)	1,780,618
Intercompany payables	451,763	1,445,393	-	(1,897,156)	-
Total current liabilities	515,763	1,941,639	4,611,831	(1,897,156)	5,172,077
Total noncurrent liabilities	-	242,100	22,024	-	264,124
Total Liabilities	515,763	2,183,739	4,633,855	(1,897,156)	5,436,201
Total Shareholders’ Equity	(481,603)	(1,055,567)	(1,836,489)	(970)	(3,374,629)
Non-controlling interest	-	(122,138)	(158,816)	-	(280,954)
Total equity	(481,603)	(1,177,705)	(1,995,305)	(970)	(3,655,583)

Intercompany receivables from non-VIE entities and intercompany payables to VIE represented the loan to non-VIE entities for working capital purpose.

Condensed Consolidated Statements of Operations Data

	For the six months ended March 31, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$771,069	$-	$771,069
Intercompany revenue	-	519,296	123,613	(642,909)	-
Cost of revenue and related tax	-	1,006	180,218	-	181,224
Intercompany cost of revenue and related tax	-	-	123,614	(123,614)	-
Gross profit	-	518,290	590,850	(519,295)	589,845
Total operating expenses	203,662	604,733	1,762,420	(519,295)	2,051,520
Intercompany operating expenses	-	-	519,295	(519,295)	-
Loss from operations	(203,662)	(86,443)	(1,171,570)	-	(1,461,675)
Other income	-	439	108,902	-	109,341
Loss before income taxes	(203,662)	(86,004)	(1,062,668)	-	(1,352,334)
Income tax expense	-	-	-	-	-
Net loss	(203,662)	(86,004)	(1,062,668)	-	(1,352,334)

	For the six months ended March 31, 2022
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$6,688,172	$-	$6,688,172
Intercompany revenue	-	599,636	-	(599,636)	-
Cost of revenue and related tax	-	3,111	1,043,563	-	1,046,674
Gross profit	-	596,525	5,644,609	(599,636)	5,641,498
Total operating expenses	101,266	907,682	5,542,570	(599,636)	5,951,882
Intercompany operating expenses	-	-	599,636	(599,636)	-
Loss from operations	(101,266)	(311,157)	102,039	-	(310,384)
Other income (expense)	-	7,136	26,429	-	33,565
(Loss) income before income taxes	(101,266)	(304,021)	128,468	-	(276,819)
Income tax expense	-	-	-	-	-
Net (loss) income	(101,266)	(304,021)	128,468	-	(276,819)

Condensed Consolidation Schedule of Cash Flows

	For the six months ended March 31, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net loss	$(203,662)	(86,004)	(1,062,668)	-	(1,352,334)
Intercompany receivables	-	-	(393,337)	393,337	-
Intercompany payables	249,662	191,242	-	(440,904)	-
Net cash provided by (used in) operating activities	-	(13,013)	(402,741)	(47,567)	(463,322)
				-
Net cash used in investing activities	-	(606)	-	-	(606)

Effect of exchange rate fluctuation on cash	-	10,568	11,781	47,567	69,917

	For the six months ended March 31, 2022
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net loss	$(101,266)	$(304,021)	$128,468	$-	$(276,819)
Intercompany receivables	-	(35,291)	(531,344)	566,635	-
Intercompany payables	169,266	397,186	-	(566,452)	-
Net cash provided by (used in) operating activities	-	(95,799)	(826,132)	183	(921,748)
				-
Net cash used in investing activities	-	(7,487)	-	-	(7,487)

Effect of exchange rate fluctuation on cash	-	1,595	28,261	(183)	29,673

The Company consolidated its VIE as of March 31, 2023 and September 30, 2022. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	March 31, 2023	September 30, 2022
		(Audited)
Assets
Current assets
Cash and cash equivalents	$50,928	$255,536
Trade receivable-internal company	1,569,763	1,499,226
Advance and prepayments	175,010	214,188
Other receivables	72,636	60,109
Other receivable-internal company	575,459	185,525
Amount due from a related party	327,625	316,192
Total current assets	2,771,421	2,530,776

Noncurrent assets
Right-of-use assets	39,808	107,774
Total noncurrent assets	39,808	107,774

Total assets	2,811,229	2,638,550

Liabilities
Current liabilities
Trade payables	1,470,081	764,418
Other payables and accrual	816,851	489,003
Deferred revenue	2,986,441	2,960,357
Payroll payable	15,433	4,312
Tax payable	163,689	41,345
Amounts due to related parties	278,991	267,006
Operating lease obligations-current portion	37,356	85,390
Total current liabilities	5,768,842	4,611,831

Noncurrent liabilities
Operating lease obligations-net of current portion	-	22,024
Total noncurrent liabilities	-	22,024

Total liabilities	5,768,842	4,633,855

Commitment and contingencies

Equity
Additional paid-in capital	189,295	-
Accumulated deficits	(3,075,421)	(1,998,652)
Accumulated other comprehensive income	87,329	162,163
Total stockholders’ equity	(2,798,797)	(1,836,489)
Non-controlling interests	(158,816)	(158,816)
Total equity	(2,957,613)	(1,995,305)

Total liabilities and equity	$2,811,229	$2,638,550

The operating results of the VIE were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2023	2022	2023	2022

Revenue, net	$442,564	$2,018,764	$894,682	$6,688,172
Cost of revenue	(195,294)	(336,885)	(303,832)	(1,043,563)
Gross profit	247,270	1,681,879	590,850	5,644,609

Operating expenses
General and administrative expenses	213,464	56,310	314,465	124,791
Selling expense	563,755	1,961,386	1,447,955	5,417,779
Total operating expenses	777,219	2,017,696	1,762,420	5,542,570

(Loss) income from operations	(529,949)	(335,817)	(1,171,570)	102,039

Other (expenses) income:
Interest income	43	144	84	1,655
Other income	108,818	7,251	108,818	24,774
Total other income, net	108,861	7,395	108,902	26,429

(Loss) profit before income taxes	(421,088)	(328,422)	(1,062,668)	128,468

Income tax expense	-	-	-	-

Net (loss) profit	(421,088)	(328,422)	(1,062,668)	128,468
Less: Net (loss) profit attributable to non-controlling interest	-	(26,274)	-	10,277
Net (loss) profit attributable to Kun Peng International Ltd	(421,088)	(302,148)	(1,062,668)	118,191

The cash flows of the VIE were as follows:

	For the six months ended March 31,
	2023	2022

Cash flows from operating activities
Net (loss) profit	$(1,062,668)	$128,468
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization of right-of-use assets	67,813	55,139

Changes in operating assets and liabilities
Advance and prepayments	46,193	(314,902)
Other receivables	(10,192)	(56,495)
Other receivables-internal companies	(393,337)	(531,344)
Amount due from a related party	-	353,121
Trade payable	667,479	77,165
Other payables and accrual	305,342	(642,736)
Deferred revenue	(79,706)	(372,786)
Payroll payable	10,795	(10,182)
Amounts due to related parties	2,294	612,077
Tax payable	118,970	(68,516)
Lease liabilities	(75,724)	(55,141)
Net cash used in operating activities	(402,741)	(826,132)

Cash flows from financing activities
Capital contribution	186,352	-
Net cash provided by financing activities	186,352	-

Effect of exchange rate changes on cash	11,781	28,261

Net decrease in cash and cash equivalents	(204,608)	(797,871)

Cash and cash equivalents, beginning balance	255,536	1,938,642

Cash and cash equivalents, ending balance	$50,928	$1,140,771

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	March 31,	September 30,
	2023	2022

Prepaid rent and building management and utilities	$82,562	$23,324
Prepaid supplies(1)	162,606	202,150
Prepaid income tax	5,340	5,154
Prepaid professional services(2)	-	25,941
Prepaid others	9,172	11,737
Total prepayments	$259,680	$268,306

(1)	As of March 31, 2023 and September 30, 2022, the Company had prepaid supplies of $162,606 and $202,150, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)	As of September 30, 2022, the ending balance of prepaid professional services included two types of prepayments, $9,369 for the legal service fee for our PRC entities and $16,572 for the promotional and marketing fee. The legal service fee was amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2022. The promotional and marketing fee will be amortized to selling expense using a straight-line method over the service periods from October 2022 through February 2023.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	March 31,	September 30,
	2023	2022
Rental deposits	$14,059	$14,735
Advance to employees	34,946	45,250
Short-term borrowing to third parties	13,464	2,188
Others	16,897	3,677
Total other receivables, net	$79,366	$65,850

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

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	September 30,
	2023	2022

Leasehold improvements	$131,906	$127,301
Furniture and fixtures	1,280	1,235
Computer equipment	41,549	40,099
Office equipment	1,533	1,480
Subtotal	176,268	170,115
Less: accumulated depreciation	(68,775)	(36,092)
Total property and equipment, net	$107,493	$134,023

The depreciation expense was $15,436 and $26,156 for the three months ended March 31, 2023 and 2022, and $30,871 and $35,620 for the six months ended March 31, 2023 and 2022, respectively

NOTE 7 - INTANGIBLE ASSETS

	March 31,	September 30,
	2023	2022

Trademarks	$3,773	$2,449
Subtotal	3,773	2,449
Less: accumulated amortization	(603)	(367)
Total intangible assets, net	$3,170	$2,082

Intangible assets consist of the Company’s trademarks of King Eagle Mall with the useful life of ten years. Approximately $1,110, $1,427, and $1,235 will expire in July 2031, April 2031, and October 2033, respectively.

Amortization expense was $91and $69 for the three months ended March 31, 2023 and 2022, and $182 and $137 for the six months ended March 31, 2023 and 2022, respectively

NOTE 8 - DEFERRED REVENUE

	March 31,	September 30,
	2023	2022

Advance payments from customers	$2,986,441	$2,960,357
Total deferred revenue	$2,986,441	$2,960,357

Deferred revenue resulted from transactions where the Company received advanced payments from customers but revenue recognition criteria under the five-step model have yet to be met. As of March 31, 2023 and September 30, 2022, the Company had total deferred revenue of $2,986,441 and $2,960,357, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. We anticipated the majority of the revenue will be recognized in the fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the right to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

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

Name of related party	Relationship	Nature of transactions	March 31, 2023	September 30, 2022

Guoxin Star Network Co., Ltd	It is wholly owned by Guoxin Ruilian Group Co., Ltd, the common shareholder of Guoxin Zhengye, which owned an 8% interest in King Eagle (China) until August 2022	Prepaid services for the operation of Smart Kiosks	$327,625	$316,192

Total			$327,625	$316,192

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	March 31, 2023	September 30, 2022

Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,330	-
Ms. Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	14,561	-
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$262,100	$267,006

Total			$278,991	$267,006

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

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001 per share, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of March 31, 2023 and September 30, 2022.

Common stock

With the retrospective effect of the increase in authorized shares of common stock and 10:1 forward stock split, the Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of March 31, 2023 and September 30, 2022, respectively. The issued and outstanding shares of common stock were 400,000,000 as of March 31, 2023 and September 30, 2022.

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

As of March 31, 2023, there were 400,000,000 shares of common stock issued and outstanding.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of March 31, 2023 and September 30, 2022, the Company had negative net assets, which included common stock, additional paid-in capital, accumulated deficit, and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong, and the PRC and of the VIE that are included in the Company’s consolidated financial statements. As of March 31, 2023, King Eagle (China), King Eagle (Tianjin), KP Tian Yu, and King Eagle (Bejing) incurred negative net assets which amounted to $1,774,413, $2,552,571, $386, and $79,891, respectively. As of September 30, 2022, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu had incurred negative assets in an amount of $844,025, $2,311,792, and $351, respectively. Accordingly, the Company did not accrue statutory reserve funds as of March 31, 2023 and September 30, 2022.

NOTE 11- REVENUE

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended Marh 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Retail	$42,352	$2,018,764	$63,439	$6,688,172
Wholesale	276,599	-	707,630	-
Total	$318,951	$2,018,764	$771,069	$6,688,172

Cost of Revenue

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Retail	$17,312	$337,465	$25,877	$1,046,674
Wholesale	54,724	-	155,347	-
Total	$72,036	$337,465	$181,224	$1,046,674

NOTE 12- INCOME TAXES

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

United States

Kun Peng International Ltd is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six ended March 31, 2023 and 2022.

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

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will utilize the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to utilize the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for the six months ended March 31, 2023 and 2022 and, therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in the PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	For the three months ended March 31				For the six months ended March 31
	2023		2022		2023		2022
Current	$		$		$		$
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total current		-		-		-		-

Deferred
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total deferred		-		-		-		-

Total income tax expense		$-		$-		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2023	2022	2023	2022
Loss before income tax expense	$(592,021)	(614,677)	$(1,352,334)	(276,819)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.0%	3.7%	3.4%	2.5%
Tax effect of non-deductible expenses	(0.3%)	(0.6)%	(0.3%)	(1.9)%
Change in valuation allowance	(23.7%)	(24.1)%	(24.1%)	(21.6)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

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

As of March 31, 2023 and September 30, 2022, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 13 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of March 31, 2023 and September 30, 2022:

Assets/liabilities	Classification	March 31, 2023	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease assets	$522,033	$675,655

Liabilities
Current
Operating lease liabilities – current	Current operating lease liabilities	$276,292	$304,753

Long-term
Operating lease liabilities - net of current portion	Long-term operating lease liabilities	$126,914	$264,124

Total lease liabilities		$403,206	$568,877

The operating lease expense for the six months ended March 31, 2023 and 2022 was as follows:

		For the three months ended March 31,		For the six months ended March 31,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost	General and administrative	$83,845	$111,789	$168,682	$192,704
Total lease cost		$83,845	$111,789	$168,682	$192,704

Maturities of operating lease liabilities as of March 31, 2023 were as follow:

Maturity of lease liabilities	Operating leases
Remaining of 2023	$153,419
2024	269,179
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	$422,598
Less: interest	(19,392)
Present value of lease payments	$403,206

Maturities of operating lease liabilities as of September 30, 2022, were as follow:

Maturity of lease liabilities	Operating leases
2023	$328,832
2024	273,520
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	$602,352
Less: interest	(33,475)
Present value of lease payments	$568,877

Supplemental information related to operating leases was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$19,840	$188,884	$39,219	$274,488
New operating lease assets obtained in exchange for operating lease liabilities	$19,840	$575,541	$39,219	$575,541

The amortization expense was $109,136 and $93,414 for the three months ended March 31, 2023 and 2022 and $189,510 and $177,685 for the six months ended March 31, 2023 and 2022, respectively.

NOTE 14 –COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

King Eagle (China) and King Eagle (Tianjin) entered into multiple purchase and service commitments. As of March 31, 2023 and September 30, 2022, King Eagle (China) and King Eagle (Tianjin) had purchase and service commitments in the amount of $488,221 and $53,910, respectively.

Cooperation commitment for Smart Kiosks

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.1 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) had remitted approximately $0.33 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.76 million (RMB5,250,000), is payable upon the completion of the implementation of the Smart Kiosks. In early December 2022, the government of the People’s Republic of China relaxed its COVID-19 measures. The local government agencies are gradually re-opening their offices. King Eagle (Tianjin) estimates that the project may resume in the middle of calendar year 2023.

NOTE 15 - SUBSEQUENT EVENT

As of March 31, 2023, the Company evaluated and concluded that there are no subsequent events that have occurred that would require recognition or disclosure in the financial statements other than as disclosed above.

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

As of early May 2023, King Eagle Mall had approximately 9,639 members.

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

Currently, we focus on promoting and selling our own brand of thermal therapy cabins to wholesalers. Equipped with infrared lights and at high temperatures similar to those of a hot spring, we believe this product helps enhance blood circulation and oxygen inhalation and improves insomnia. In addition to the thermal therapy cabins, we focus on promoting and selling our own brand of health food products on this new platform. As of May 2023, our new online platform has approximately 648 wholesaler members.

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

COVID-19 Update

Businesses and markets in mainland China have reopened and mainland China relaxed its zero-tolerance policies and controls relating to COVID-19 in early December 2022. However, during the first quarter of 2023, a number of major metropolitan areas in the PRC, such as Shanghai, Beijing, Shenzhen, Chengdu, Dalian, and Guiyang, experienced a COVID-19 resurgence. This resulted in continuing restrictions on our service agents to travel and launch face-to-face marketing activities in those areas. A shortage of logistics and delivery capacity in those affected communities precluded our customers from placing orders online, and may continue to do so if the resurgence in the number of cases continues. Due to closures and access restrictions imposed by government agencies in certain affected areas, the approval process for our applications for the construction of Smart Kiosks has been delayed, which impacts our plans for enhancing our face-to-face customer services and increasing our market share. Although the peak of COVID-19 has passed and COVID-19 policies and controls have been relaxed, it will take time for the country to recover from the impact of COVID-19 and the effects of the restrictive governmental policies and controls.

The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022 to mitigate the adverse impacts of COVID-19. The Company also closely monitors the local governmental agencies regarding its applications for construction permits for Smart Kiosks.

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

In January 2022, the Cyberspace Administration of China (“CAC”) and several other administrations jointly promulgated amended Cybersecurity Review Measures, which became effective on February 15, 2022. Pursuant to the Cybersecurity Review Measures, a “critical information infrastructure operator,” or a CIIO, that purchases network products and services or conducts data processing activities that affect or may affect national security will be subject to cybersecurity review. The Cybersecurity Review Measures also expands the cybersecurity review to “internet platform operators” in possession of personal information of over one million users if such operators intend to list their securities in a foreign country. Alternatively, relevant governmental authorities in the PRC may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security. We do not believe that our Company constitutes a critical information infrastructure operator and we have less than one million registered users on our digital platform. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies, and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies.

Financial Operations Overview

Results of Operations for the three months ended March 31, 2023 and 2022

	For the three months ended March 31,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

Revenues	$318,951	100%	$2,018,764	100.0%
Cost of revenues	72,036	22.6	337,465	16.7
Gross profit	246,915	77.4	1,681,299	83.3
Operating expenses:
General and administrative expenses	584,538	183.3	436,295	21.6
Selling expense	363,366	113.9	1,868,233	92.5
Total operating expenses	947,904	297.2	2,304,528	114.1
Loss from operations	(700,989)	(219.8)	(623,229)	(30.8)
Other income	108,968	34.2	8,552	0.4
Loss before income taxes	(592,021)	(185.6)	(614,677)	(30.4)
Income tax expense	-	-	-	-
Net loss	$(592,021)	(185.6)	$(614,677)	(30.4)

Revenues

For the three months ended March 31, 2023 and 2022, revenues amounted to $318,951 and $2,018,764, respectively.

The following table presents revenues disaggregated by customer type for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022

Retail	$42,352	$2,018,764
Wholesale	276,599	-
Total	$318,951	$2,018,764

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

Compared to the three months ended March 31, 2022, we generated substantially lower revenues during the three months ended March 31, 2023 due to the resurgence and significant rise of COVID-19 cases, which caused a slowdown of economic development in the PRC. Our retail revenue from King Eagle Mall during the three months ended March 31, 2023 plummeted by 98% compared to the same period in 2022. Due to the COVID-19 resurgence and significant rise of COVID-19 cases after the reopening in December 2022, the shortage of logistics and delivery capacity in the affected communities and the slowdown of economic development in the PRC, we lowered the retail price of our products. Accordingly, our retail revenue from King Eagle Mall decreased during the three months ended March 31, 2023. Our new online platform, Kun Zhi Jian, was launched in October 2022. Accordingly, we derived approximately $276,599 in wholesale revenue during the three months ended March 31, 2023.

Cost of revenue

Our cost of revenue for the three months ended March 31, 2023 and 2022 was $72,036 and $337,465, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We disaggregated our cost of revenue by customer type, retail and wholesale, for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022

Retail	$17,312	$115,432
Wholesale	54,724	-
Total	$72,036	$115,432

We incurred a lower cost of revenue related to our retail revenue for the three months ended March 31, 2023 compared to the same period in 2022 because we generated lower retail volume and amount from King Eagle Mall during the three months ended March 31, 2023, as discussed above. Since our new online platform, Kun Zhi Jian, was launched in October 2022, we incurred $54,724 cost of goods sold related to our wholesale revenue in the three months ended March 31, 2023.

Gross profit

For the three months ended March 31, 2023 and 2022, the gross profit and gross profit margin for our retail business of King Eagle Mall amounted to $25,040 or 59.1% and $1,681,299 or 83.3%, respectively. Our gross profit or margin for our retail business of King Eagle Mall for the three months ended March 31, 2023 was substantially lower than that for the same period in 2022. As previously discussed, our retail revenue amount decreased in the current period as we reduced the retail price for our products.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the three months ended March 31, 2023 was $221,875 or 80.2%. Our new online platform, Kun Zhi Jian, was launched in October 2022 and accordingly, we did not incur revenue and cost of revenue related to our wholesale revenue in the three months ended March 31, 2022.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended March 31, 2023 and 2022, total operating expenses were $947,904 and $2,304,528, respectively. We experienced a reduced amount of operating expenses in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the lower selling expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 and 2022 were $584,538 and $436,295, respectively. During the three months ended March 31, 2023, the increase in general and administrative expenses of $148,243 was chiefly triggered by an increase in professional service fees of $220,683, which was offset by a decrease in employee compensation and benefits, transportation and gasoline, meals and entertainment, and depreciation. During the three months ended March 31, 2023, we incurred additional professional fees for exploring new business and setting up business events.

The increase in professional service fees was offset by a decrease in each of following categories:

●	employee compensation and benefits by $31,311. Due to the economic downturn and the rise of COVID-19 cases in the PRC, our administrative employee headcount was reduced by 9 from 33 employees for the three months ended March 31, 2022 to 24 employees for the same period in 2023.

Our general and administrative expenses for the three months ended March 31, 2023 and 2022 were comprised of the following:

	For the three months ended March 31,
	2023	2022
Employee compensation and benefits	$128,903	$160,214
Office rent and building management	98,655	124,669
Office supplies and meeting	8,171	9,100
Professional services fee	316,076	95,393
Travel, transportation, and gasoline	5,569	3,051
Meals and entertainment	8,797	14,811
Depreciation and amortization	15,024	24,644
Others	3,343	4,413
Total	$584,538	$436,295

Selling expense

For the three months ended March 31, 2023 and 2022, our selling expense, which was primarily incurred by our sales and marketing department, was $363,366 and $1,868,233, respectively. Compared to the three months ended March 31, 2022, our selling expenses for the three months ended March 31, 2023 decreased by $1,504,867. The decrease was primarily based on the decrease in service agent fees by $1,550,195 as marketing and promotional service fees to our service agents declined significantly in line with revenue. Our employee compensation and benefit expense decreased by $78,110 as we reduced the headcount in our sales and marketing department by six employees in the three months ended March 31, 2023, from eight employees in the three months ended March 31, 2022 to two employees in the same period in 2023. To further streamline our selling costs, we no longer engaged external customer support services in the three months ended March 31, 2023. Our total selling expense was offset by an increase in:

●	meal and entertainment by $61,282, which were incurred by our sales and marketing team launching small scale promotions and marketing activities; and

●	Office supplies and meeting by $66,103 which is related to the operation of our new online platform Kun Zhi Jian.

Our selling expense included the following:

	For the three months ended March 31,
	2023	2022
Service agents	$84,849	$1,635,044
Employee compensation and benefit	56,247	134,357
Office supplies and meeting	97,776	31,673
Customer services	-	50
Travel, transportation and gasoline	8,675	14,831
Meals and entertainment	97,350	36,068
Depreciation and amortization	824	1,580
Advertising	17,645	14,630
Total	$363,366	$1,868,233

Other income

Other income primarily included bank interest income, foreign exchange gain or loss, and other service income. Our other income for the three months ended March 31, 2023 and 2022 was $108,968 and $8,552, respectively. During the three months ended March 31, 2022, we incurred an additional source of income in the amount of $8,182 relating to online technical support services provided to a corporate customer for our lutein supplement products. However, such service was not requested for 2023 by this corporate customer due to the economic slowdown and low sales volume of the lutein supplement products. Compared to the interest income of $155 earned in the three months ended March 31, 2022, our interest income in the same period in 2023 was $47 due to a significantly lower average monthly cash balance in our bank accounts as a result of lower revenue. Government grants amounted $110,378 and nil for the three months ended March 31, 2023 and 2022.

Income tax expense

For the three months ended March 31, 2023 and 2022, our income tax expense was nil. During the three months ended March 31, 2023, we generated a net loss before income tax and recognized a full valuation allowance against our deferred tax assets, which included net operating loss carry-forwards. Management believes it is more likely than not that we will not recognize our net operating loss carry-forwards in the near future or before expiration. During the three months ended March 31, 2022, King Eagle (Tianjin) incurred book income before income tax and taxable income and utilized the net operating loss carry-forwards to offset its entire taxable income. On the other hand, KPIL, the subsidiaries in Hong Kong, and King Eagle (China) incurred book loss and tax loss. Therefore, we recognized a full valuation allowance against the deferred tax assets of these entities as we believe it is more likely than not that these entities will not recognize their respective deferred tax assets in the near future.

Net income (loss)

As a result of the factors discussed above, we posted a net loss in the amount of $592,021 for the three months ended March 31, 2023 compared to net loss in the amount of $614,677 for the three months ended March 31, 2022.

Foreign currency translation adjustment

The functional currency for our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”); the functional currency for our operations in Hong Kong is the Hong Kong Dollar (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation income of $51,291 and a loss of $(47,086) for the three months ended March 31, 2023 and 2022, respectively.

Comprehensive income (loss)

We recognized a comprehensive loss of $540,730 for the three months ended March 31, 2023 compared to comprehensive income of $661,763 for the same period in 2022.

Results of Operations for the six months ended March 31, 2023 and 2022

	For the six months ended March 31,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

Revenues	$771,069	100%	$6,688,172	100.0%
Cost of revenues	181,224	23.5	1,046,674	15.6
Gross profit	589,845	76.5	5,641,498	84.4
Operating expenses:
General and administrative expenses	959,362	124.4	818,196	12.2
Selling expense	1,092,158	141.7	5,133,686	76.8
Total operating expenses	2,051,520	266.1	5,951,882	89.0
Loss from operations	(1,461,675)	(189.6)	(310,384)	(4.6)
Other income	109,341	14.2	33,565	0.5
Loss before income taxes	(1,352,334)	(175.4)	(276,819)	(4.1)
Income tax expense	-	-	-	-
Net loss	$(1,352,334)	(175.4)	$(276,819)	(4.1)

Revenues

For the six months ended March 31, 2023 and 2022, revenues amounted to $771,069 and $6,688,172, respectively.

The following table presents revenues disaggregated by customer type for the six months ended March 31, 2023 and 2022:

	Six months ended March 31,
	2023	2022

Retail	$63,439	$6,688,172
Wholesale	707,630	-
Total	$771,069	$6,688,172

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

Compared to the six months ended March 31, 2022, we generated substantially lower revenues during the six months ended March 31, 2023. Our retail revenue from King Eagle Mall during the six months ended March 31, 2023 plummeted by 99% compared to the same period in 2022. Due to the COVID-19 resurgence and significant rise of COVID-19 cases after the reopening in December 2022, the shortage of logistics and delivery capacity in the affected communities and the slowdown of economic development in the PRC, we lowered the retail price of our products. Accordingly, our retail revenue from King Eagle Mall decreased during the six months ended March 31, 2023. Our new online platform, Kun Zhi Jian, was launched in October 2022. Accordingly, we derived approximately $707,630 in wholesale revenue during the six months ended March 31, 2023.

Cost of revenue

Our cost of revenue for the six months ended March 31, 2023 and 2022 were $181,224 and $1,046,674, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We disaggregated our cost of revenue by customer type, retail and wholesale, for the six months ended March 31, 2023 and 2022:

	Six months ended March 31,
	2023	2022

Retail	$25,877	$1,046,674
Wholesale	155,347	-
Total	$181,224	$1,046,674

We incurred a lower cost of revenue related to our retail revenue for the six months ended March 31, 2023 compared to the same period in 2022 because we generated lower retail revenue volume and amount from King Eagle Mall during the six months ended March 31, 2023 as discussed above. Since our new online platform, Kun Zhi Jian, was launched in October 2022, we incurred $155,347 cost of goods sold related to our wholesale revenue in the six months ended March 31, 2023.

Gross profit

For the six months ended March 31, 2023 and 2022, the gross profit and margin for our retail business of King Eagle Mall amounted to $37,562 or 59.2% and $1,046,674 or 84.4%, respectively. Our gross profit or margin for our retail business of King Eagle Mall for the six months ended March 31, 2023 was substantially lower than that for the same period in 2022. As previously discussed, our retail revenue amount decreased in the current period as we reduced the retail price for our products.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the six months ended March 31, 2023 was $552,283 or 78.0%. Our new online platform, Kun Zhi Jian, was launched in October 2022 and accordingly, we did not incur revenue and cost of revenue related to our wholesale revenue in the six months ended March 31, 2022.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the six months ended March 31, 2023 and 2022, our total operating expenses were $2,051,520 and $5,951,882, respectively. We experienced a reduced amount of operating expenses in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the lower selling expense.

General and administrative expenses

General and administrative expenses for the six months ended March 31, 2023 and 2022 were $959,362 and $818,196, respectively. The increase in general and administrative expenses during the six months ended March 31, 2023 by $141,166 was triggered by an increase in professional service fees by $247,681, travel, transportation, and gasoline by $11,750, offset by a decrease in employee compensation and benefits by $85,247, Office rent and building management by $26,965. During the six months ended March 31, 2023, we incurred additional professional fees and travel, transportation, and gasoline for exploring new business and setting up business events.

The increases in professional service fees and travel, transportation, and gasoline were offset by a decrease in each of following categories:

●	employee compensation and benefits by $85,247. Due to the economic downturn and the rise of COVID-19 cases in the PRC, our administrative employee headcount was reduced by 9 from 33 employees for the six months ended March 31, 2022 to 24 employees for the same period in 2023.

Our general and administrative expenses for the six months ended March 31, 2023 and 2022 were comprised of the following:

	For the six months ended March 31,
	2023	2022
Employee compensation and benefits	$231,292	316,539
Office rent and building management	193,549	220,514
Office supplies and meeting	16,459	16,505
Professional services fee	428,833	181,152
Travel, transportation, and gasoline	19,357	7,607
Meals and entertainment	20,013	23,163
Depreciation and amortization	29,453	32,607
Others	20,406	20,109
Total	$959,362	818,196

Selling expense

Our selling expense, which was primarily incurred by our sales and marketing department, for the six months ended March 31, 2023 and 2022, were $1,092,158 and $5,133,686, respectively. Compared to the six months ended March 31, 2022, our selling expenses for the six months ended March 31, 2023 decreased by $4,041,528. The decrease was primarily based on the decrease in service agent fees by $4,024,170 as marketing and promotional service fees to our service agents declined significantly due to the rise in COVID-19 cases and intermittent lockdowns in certain local areas. Our employee compensation and benefit expense decreased by $171,086 as we reduced the headcount in our sales and marketing department by six employees in the six months ended March 31, 2023, from eight employees in the six months ended March 31, 2022 to two employees in the same period in 2023. To further streamline our selling costs, we no longer engaged external customer support services in the six months ended March 31, 2023. Our total selling expense was offset by an increase in:

●	meal and entertainment by $99,342, which were incurred by our sales and marketing team launching small scale promotions and marketing activities; and

●	Office supplies and meeting by $60,847 which is related to the operation of our new online platform Kun Zhi Jian.

Our selling expense included the following:

	For the six months ended March 31,
	2023	2022
Service agents	$631,509	$4,655,679
Employee compensation and benefit	123,583	294,669
Office supplies and meeting	110,779	49,932
Customer services	-	13,597
Travel, transportation, and gasoline	30,646	51,335
Meals and entertainment	150,037	50,695
Depreciation and amortization	1,618	3,149
Advertising	43,986	14,630
Total	$1,092,158	$5,133,686

Other income

Other income primarily included bank interest income, foreign exchange gain or loss and other service income. Our other income for the six months ended March 31, 2023and 2022 were $109,341 and $33,565, respectively. Since the first quarter of 2022, we incurred an additional source of income related to online technical support services of our supplement products provided to a corporate customer. During the six months ended March 31, 2022, we recognized $24,774 related to the provision of this services in other income. However, such service was not requested for 2023 by this corporate customer due to the economic slowdown and low sales volume of the lutein supplement products. Compared to the interest income of $1,715 earned in the six months ended March 31, 2022, our interest income in the same period in 2023 was $96 due to a significantly lower average monthly cash balance in our bank accounts as a result of lower revenue. Government grants amounted $110,378 and nil for the six months ended March 31, 2023 and 2022.

Income tax expense

For the six months ended March 31, 2023 and 2022, the income tax expense of the Company was nil. During the six months ended March 31, 2023, King Eagle (Tianjin) incurred book income before income tax and taxable income and utilized the net operating loss carryforwards to offset its entire taxable income. On the other hand, KPIL, the subsidiaries in Hong Kong and King Eagle (China) incurred book loss and tax loss. The Company recognized a full valuation allowance against the deferred tax assets of these entities as it believes that it is more likely than not that these entities will not recognize its deferred tax assets in a near future. During the six months ended March 31, 2022, the Company generated net loss before income tax and the Company recognized a full valuation allowance against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not recognize its net operating loss carryforwards in a near future or before it expires.

Net loss

As a result of the factors discussed above, the Company posted a net loss in an amount of $1,352,334 and $276,819 for the six months ended March 31, 2023 and 2022, respectively.

Foreign currency translation adjustment

The functional currency of our operation in PRC is Chinese Yuan or Renminbi (“RMB”) and while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $87,318 and $34,082 for the six months ended March 31, 2023, and 2022, respectively.

Comprehensive income (loss)

The Company recognized a comprehensive loss in an amount of $1,439,652 and $310,901 for the six months ended March 31, 2023 and 2022, respectively.

Liquidity and capital resources

As of March 31, 2023 and September 30, 2022, we had a cash and cash equivalents balance of $59,472 and $267,131, respectively.

For the six months ended March 31, 2023, net cash used in operating activities totaled $463,322. Operating cash outflow was mainly attributable to the net loss, $1,352,334, a decrease in deferred revenue, $79,706 and lease payments to lessors, $197,570. The overall cash outflow was offset by an increase in trade payables, $631,642, other payables and accrual, $192,575 and VAT and other indirect tax payments, $103,818.

Net cash used in investing activities totaled $606, which was primarily related to the acquisition of trademarks.

Net cash provided by financing activities totaled $186,352, which was primarily related to the contribution from shareholders.

Effect of exchange rate change on cash totaled $69,917. The resulting change in cash for the period was a decrease of $207,659.

For the six months ended March 31, 2022, net cash used in operating activities totaled to $921,748. Operating cash outflow was mainly attributable to the net loss, $276,819, an increase in other receivables, $26,331, a security deposit made to the new lessor for our new office in Beijing, $44,467 and payments to our vendors, $629,413, a decrease in deferred revenue, $372,786, payroll payment, $19,061, VAT and other indirect tax payments, $116,995 and lease payments to lessors, $289,950. The cash outflow was offset by a decrease in prepayments to vendors, $68,649, and an increase in an amount due to a related party, $571,983.

Net cash used in investing activities totaled to $7,487, w606as primarily related to the purchase of office and computer equipment.

There was no financing activity for the six months ended March 31, 2022.

Effect of exchange rate change on cash totaled $29,673. The resulting change in cash for the period was a decrease of $899,562.

The following table sets forth a summary of changes in our working capital as of March 31, 2023 and September 30, 2022:

	March 31,	September 30,
	2023	2022

Current assets	$72,143	$917,479
Current liabilities	6,188,517	5,172,077
	$(5,462,374)	$(4,254,598)

We require cash of approximately $3.2 million within the next twelve months, primarily related to third party vendor payables. As of March 31, 2023, we received customer advances in the amount of approximately $851,323. We anticipated the majority of our revenue will be recognized in fiscal year 2023. Management agreed that the amount received is non-refundable. However, this term is not binding by any contractual agreement. Thus, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had approximately $488,221 commitment related to purchase and service agreements and the cooperation agreement for Smart Kiosks as of March 31, 2023.

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

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company on a going concern basis. The going concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the six months ended March 31, 2023, the Company incurred cash outflows from operating activities of $463,322, a net loss of $1,352,334, and negative working capital of $5,462,374. Although the businesses and markets in mainland China have reopened as mainland China has relaxed its COVID-19 policies and controls, it needs time to get out the difficult position. Logistics and delivery capacity were still limited. We also lowered the retail price of our retail products on King Eagle Mall to retain our current customers and attract more sales turnover. As a result, our online sales during the first quarter of 2023 were slack. Moreover, there was a delay in the approval process for the permit for the construction of Smart Kiosks due to the closure of government agencies in the affected areas in the PRC. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended March 31, 2023, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter ended March 31, 2023 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

KUN PENG INTERNATIONAL LTD

Date: May 22, 2023	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: May 22, 2023	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan, Chief Financial Officer

