Form 10-K/A
period 2022-09-30
Kun Peng International Ltd.
filed 2023-07-13
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“this Amendment”) amends the Annual Report on Form 10-K of Kun Peng International Limited (the “Company,” “we,” and “our”) for the year ended September 30, 2022, which was originally filed with the U.S. Securities and Exchange Commission on December 29, 2022 (the “Original Filing”) and Amendment No. 1 thereto, filed with the U.S. Securities and Exchange Commission on May 22, 2023 (“Amendment 1”). The Company is filing this Amendment primarily for the purpose of clarifying certain disclosures.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes new, currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are filed herewith as Exhibits 31.5, 31.6, 32.5, and 32.6.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing, as amended by Amendment 1. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Risks Related to Doing Business in China

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares. See “Item 1A. Risk Factors – Risks Relating to Doing Business in China - The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China” on page 40.

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities. See “Item 1A. Risk Factors - Risks Relating to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection” on page 42.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. King Eagle (China) and it’s VIE’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock. See “Item 1A. Risk Factors - Risks Related to our Business in China-Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 46.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China, and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, King Eagle (China) and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. See “Item 1A. Risk Factors – Risks Related to Doing Business in China - Fluctuations in exchange rates could adversely affect our business and the value of our securities” on page 46.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiary. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiary. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders” on page 47.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIEs’ businesses and financial condition. Any deterioration in our VIEs’ businesses could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock. See “Item 1A. Risk Factors –Risks Related to Doing Business in China - A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition” on page 45.

●	Our business operations are conducted in China through our VIE and its subsidiary. If we should become subject to the recent scrutiny, criticism and negative publicity involving U.S. listed China-based companies, we may have to expend significant resources to investigate and/or defend negative allegations. If such allegations cannot be addressed and resolved favorably, it could result in a material change in the business operations of our PRC subsidiaries, significantly limit our ability to obtain financing through the sale of additional securities, and cause the value of our securities to significantly decline or be worthless. See “Item 1A. Risk Factors – Risks Related to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to its data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect its business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all” on page 42.

●	There are political risks associated with conducting business in Hong Kong and China. See “Item 1A. Risk Factors – Risks Related to Doing Business in China - There are political risks associated with conducting business in China” on page 46.

●	Although our current independent registered public accounting firm is headquartered in Kuala Lumpur, Malaysia and, therefore, we believe that its work papers are available for inspection by the PCAOB, our common stock could, in the future, be delisted under the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 and related regulations, if the PCAOB is unable to inspect our auditors in the future. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment. See “Item 1A Risk Factors – Risks Related to Doing Business in China- To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange” on page 45.

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

As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries has paid any dividends or other distributions or transferred assets to the Company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by the Company to its subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, the Company has not made any transfers, paid any dividends, or made any distributions to U.S. investors. None of the Company, our subsidiaries, or our VIE has any plan to distribute earnings or settle amounts owed under the VIE Agreements in the foreseeable future. We intend to retain all available funds and future earnings, if any, for the operation of our VIE’s business.

See “Item 1A. Risk Factors – Risks Related to Doing Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 46.

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

Condensed Consolidating Schedule

Set forth below is the condensed consolidated balance sheet information as of September 30, 2022 and 2021, and condensed consolidated statements of operations and cash flows for the fiscal years ended September 30, 2022 and 2021, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below) and the VIE (as defined below), eliminating entries and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 11.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.3**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.4**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.5***	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.6***	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.3**	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.4**	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.5***	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.6***	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with the original Form 10-K on December 29, 2022

** Filed with Amendment 1 to the Form 10-K on May 22, 2023

*** Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kun Peng International Ltd. (Registrant)

Date: July 13, 2023	By:	/s/ Zhuang Richun
Zhuang Richun
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yuanyuan Zhang	Chief Financial Officer	July 13, 2023
Yuanyuan Zhang

/s/ Chengyuan Li	Director	July 13, 2023
Chengyuan Li

/s/ Lili Zhang	Director	July 13, 2023
Lili Zhang

/s/ Lingya Jia	Director	July 13, 2023
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

