Form 10-Q
period 2023-06-30
Kun Peng International Ltd.
filed 2023-08-21
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of June 30, 2023, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	June 30, 2023	September 30, 2022
			(Audited)
Assets
Current assets
Cash and cash equivalents		$575,789	$267,131
Advance and prepayments	4	309,422	268,306
Other receivables	5	60,205	65,850
Amount due from a related party	9	310,289	316,192
Total current assets		1,255,705	917,479

Noncurrent assets
Property, plant and equipment, net	6	86,946	134,023
Intangible assets, net	7	2,913	2,082
Security deposits		42,258	43,062
Right-of-use assets	12	517,179	675,655
Others		4,489	8,317
Total noncurrent assets		653,785	863,139

Total assets		1,909,490	1,780,618

Liabilities
Current liabilities
Trade payables		1,799,000	799,551
Other payables and accrual		880,504	739,190
Deferred revenue	8	4,225,748	2,960,357
Payroll payable		63,417	53,890
Tax payable		151,091	47,330
Amounts due to related parties	9	250,438	267,006
Operating lease obligations-current portion	12	295,886	304,753
Total current liabilities		7,666,084	5,172,077

Noncurrent liabilities
Operating lease obligations-net of current portion	12	164,224	264,124
Total noncurrent liabilities		164,224	264,124

Total liabilities		7,830,308	5,436,201

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and September 30, 2022	1		-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of June 30, 2023 and September 30, 2022*	10	40,000	40,000
Additional paid-in capital	10	164,085	(40,000)
Accumulated deficits		(6,275,741)	(3,653,996)
Accumulated other comprehensive income		431,792	279,367
Total stockholders’ equity		(5,639,864)	(3,374,629)

Non-controlling interests		(280,954)	(280,954)
Total equity		(5,920,818)	(3,655,583)

Total liabilities and equity		$1,909,490	$1,780,618

*	Outstanding shares as of September 30, 2022 retrospectively reflect the 10:1 forward stock split effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three months ended June 30,		Nine months ended June 30,
	Note	2023	2022	2023	2022

Revenue, net	11	$460,643	$642,596	$1,231,712	$7,330,768
Cost of revenue	11	(64,878)	(105,597)	(246,102)	(1,152,271)
Gross profit		395,765	536,999	985,610	6,178,497

Operating expenses
General and administrative expenses		423,757	460,024	1,383,119	1,278,220
Selling expense		1,231,189	767,506	2,323,347	5,901,192
Total operating expenses		1,654,946	1,227,530	3,706,466	7,179,412

Loss from operations		(1,259,181)	(690,531)	(2,720,856)	(1,000,915)

Other (expenses) income:
Interest income		122	61	218	1,776
Other (expenses) income		(10,352)	471	98,893	32,321
Total other (expenses) income, net		(10,230)	532	99,111	34,097

Loss before income taxes		(1,269,411)	(689,999)	(2,621,745)	(966,818)

Income tax expense	12	-	-	-	-

Net loss		(1,269,411)	(689,999)	(2,621,745)	(966,818)
Less: Net loss attributable to non-controlling interest		-	(50,324)	-	(64,323)
Net loss attributable to common stockholders		(1,269,411)	(639,675)	(2,621,745)	(902,495)
Foreign currency translation adjustment		239,743	145,766	152,425	111,684
Comprehensive loss		(1,029,668)	(544,233)	(2,469,320)	(855,134)
Less: Comprehensive loss attributable to noncontrolling interest		-	(40,425)	-	(56,764)
Comprehensive loss attributable to common stockholders		$(1,029,668)	$(503,808)	$(2,469,320)	$(798,370)

Net loss per share attributable to common stockholders
Basic and diluted*		$(0.0032)	$(0.0016)	$(0.007)	$(0.0023)

Weighted average shares used to compute net loss per share attributable to common stockholders*		400,000,000	400,000,000	400,000,000	400,000,000

*	Outstanding and issued shares retrospectively reflect the 10:1 forward stock split effected on October 18, 2022

The accompanying notes are an integral part of these unaudited consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended June 30, 2023

(UNAUDITED)

In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2022*	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Net loss attributable to common stockholders	-	-	-	(2,621,745)	-	(2,621,745)	-	(2,621,745)
Capital contribution	-	-	204,085	-	-	204,085	-	204,085
Foreign currency translation adjustment	-	-	-	-	152,425	152,425	-	152,425
Balance, June 30, 2023	400,000,000	$40,000	$164,085	$(6,275,741)	$431,792	$(5,639,865)	$(280,954)	$(5,920,818)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, March 31, 2023	400,000,000	$40,000	$149,295	$(5,006,330)	$192,049	$(4,624,986)	$(280,954)	$(4,905,940)
Net loss attributable to common stockholders	-	-	-	(1,269,411)	-	(1,269,411)	-	(1,269,411)
Capital contribution	-	-	14,790	-	-	-	-	14,790
Foreign currency translation adjustment	-	-	-	-	239,743	239,743	-	239,743
Balance, June 30, 2023	400,000,000	$40,000	$164,085	$(6,275,741)	$431,792	$(5,639,865)	$(280,954)	$(5,920,818)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2021	40,000,000	$4,000	$(4,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net loss attributable to common stockholders	-	-	-	(902,495)	-	(902,495)	-	(902,495)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(64,323)	(64,323)
Foreign currency translation adjustment	-	-	-	-	104,125	104,125	7,559	111,684
Balance, June 30, 2022	40,000,000	$4,000	$(4,000)	$(2,723,600)	$72,109	$(2,651,491)	$(221,797)	$(2,873,288)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, March 31, 2022	40,000,000	$4,000	$(4,000)	$(2,083,925)	$(63,758)	$(2,147,683)	$(181,372)	$(2,329,055)
Net loss attributable to common stockholders	-	-	-	(639,675)	-	(639,675)	-	(639,675)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(50,324)	(50,324)
Foreign currency translation adjustment	-	-	-	-	135,867	135,867	9,899	145,766
Balance, June 30, 2022	40,000,000	$4,000	$(4,000)	$(2,723,600)	$72,109	$(2,651,491)	$(221,797)	$(2,873,288)

*	Outstanding and issued shares retrospectively reflect the 10:1 forward stock split effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Nine months ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(2,621,745)	$(966,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	46,525	43,892
Amortization of right-of-use assets	237,538	305,054
Loss on disposal of property and equipment	-	3,809

Changes in operating assets and liabilities
Advance and prepayments	(44,048)	99,371
Other receivables	4,582	(23,467)
Security deposits	-	(53,231)
Trade payables	1,052,509	43,052
Other payables and accrual	161,547	(701,066)
Deferred revenue	1,370,302	(144,800)
Payroll payable	10,930	(39,100)
Amounts due to related parties	(12,020)	255,318
Tax payable	124,620	(158,430)
Lease liabilities	(187,951)	(353,325)
Net cash provided by (used in) operating activities	142,789	(1,689,741)

Cash flows from investing activities
Purchase of property and equipment	-	(856)
Payments for construction-in-progress	-	(95,125)
Acquisition of trademarks	(1,177)	-
Net cash used in investing activities	(1,177)	(95,981)

Cash flows from financing activities
Capital contribution	200,327	-
Net cash provided by financing activities	200,327	-

Effect of exchange rate changes on cash	(33,281)	(10,223)

Net increase (decrease) in cash and cash equivalents	308,658	(1,795,945)

Cash and cash equivalents, beginning balance	267,131	2,059,685

Cash and cash equivalents, ending balance	$575,789	263,740

Supplementary cash flows information:
Cash paid for interest	$-	-
Cash paid for income tax	$-	-

Non-cash financing and investing activities:
Right-of-use assets acquired with operating lease obligation	$110,738	$608,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kun Peng International Limited (“the Company,” “KPIL,” “KPEA,” “we,” “us,” “our”), a Nevada corporation (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE, is currently engaged in the sale of health care and health-related household products through its online platforms, King Eagle Mall and Kun Zhi Jian.

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Peng International Limited	● A U.S. company ● Incorporated on June 28, 2017

Authorized shares:

● Common stock: 1,000,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of June 30, 2023

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of June 30, 2023

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: 400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017 ●Approvals for deregistration from Hong Kong Inland Revenue Department and Hong Kong Company Registry are pending	100% owned by Kun Peng International Holding Limited	Paid share capital : 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China and a wholly foreign owned enterprise (“WFOE”) ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

King Eagle (China) Co., Ltd	● a wholly foreign owned enterprise (“WFOE”) until March 3, 2023 and a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019

Wholly owned by Kun Peng (China) Industrial Development Company Limited until March 3, 2023

Starting March 3, 2023,

49% owned by Kun Peng (Hong Kong) Industrial Development Limited and 51% owned by Kun Peng Tian Yu

			Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to King Eagle VIE

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of RMB 5 million (US$0.7 million) Paid-in capital approximately $0.7 million (RMB4.9 million)	Commenced operations in January 2023; operates the new online platform, Kun Zhi Jian

Authorized Shares and Name Change

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of Capital Stock with 200,000,000 designated as $0.0001 par value common stock, and 10,000,000 designated as $0.0001 par value preferred stock.

Effective October 12, 2022, we increased our authorized common stock from 200,000,000 shares, par value $0.0001, to 1,000,000,000 shares, par value $0.0001, and on October 18, 2022, we effected a 10:1 forward stock split after which we have 400,000,000 shares of common stock issued and outstanding. The accompanying consolidated financial statements’ share and per share information as of September 30, 2022 has been retroactively adjusted to reflect the forward stock split.

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

On November 1, 2022, KP Industrial approved and entered into ownership transfer agreements with Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd. The agreements provide that KP Industrial agreed to transfer 49% and 51% of its ownership in King Eagle (China) to Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd., respectively. The ownership transfer was completed on March 3, 2023. After the transfer, KP Industrial became a dormant entity.

On May 9, 2023, KP Industrial’s director and its sole shareholder, KP International Holding, approved a deregistration of KP Industrial. The entity filed a request for a “Notice of No Objection to a Company being Deregistered” with the Hong Kong Inland Revenue Department on the same day. The application for such notice is being reviewed by the Hong Kong Inland Revenue Department. Upon approval and issuance of a “Notice of No Objection” by the Hong Kong Inland Revenue Department, KP Industrial is required to submit an application for deregistration to the Hong Kong Company Registry. We estimate that the entire deregistration process will be completed in January 2024.

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

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in the Beijing Economic Technological Development Zone in the People’s Republic of China (“the PRC”) on March 20, 2019 with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP Industrial at the time of establishment. KP Industrial transferred approximately $2.2 million (RMB 15 million), or 15% of King Eagle (China)’s outstanding shares, to Guoxin Ruilian Group Co., Ltd, a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP Industrial and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd agreed to transfer its 8% ownership in King Eagle (China) to Guoxin Zhengye and the remaining 7% ownership in King Eagle (China) to KP Industrial on April 20, 2021. After the transfer, KP Industrial and Guoxin Zhengye, respectively, became the 92% and 8% shareholders of King Eagle (China). Guoxin Zhengye agreed to transfer its 8% ownership interest in King Eagle (China) to KP Industrial on August 26, 2022. As a result of the transfer, KP Industrial was the sole shareholder of King Eagle (China) and King Eagle (China) was a Wholly Foreign-Owned Enterprise (WFOE).

On November 1, 2022, KP Industrial approved and entered into ownership transfer agreements with Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd. The agreements provide that KP Industrial agreed to transfer 49% and 51% of its ownership in King Eagle (China) to Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd., respectively. The ownership transfer was completed on March 3, 2023. King Eagle (China) is no longer a WFOE after the ownership transfer.

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

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International; such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) were required to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

King Eagle (Beijing) Technology Co. Ltd.

King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”) was incorporated as a limited liability company in Beijing in the People’s Republic of China on December 1, 2022 with a registered capital of RMB 5 million (US$0.7 million). It is wholly owned by King Eagle (Tianjin). King Eagle (Beijing) commenced its operation of the new online platform called “Kun Zhi Jian” in January 2023.

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

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the nine months ended June 30, 2023 and 2022 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders’ deficit.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company on a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the nine months ended June 30, 2023, although the Company incurred cash inflows from operating activities and financing activities of $142,789 and $200,327, respectively, it incurred a net loss of $2,621,745 and negative working capital of $6,410,379. The economy in China was slowdown even after the COVID-19 restrictions in China had been released. Our average monthly sales gradually increased from $128,512 in the six months ended March 31, 2023 to $136,857 in the nine months ended June 30, 2023. However, there remains a delay in the approval process for our permits for the construction of Smart Kiosks as local government agencies continue to experience a higher volume and longer processing time than normal. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but are not limited to, increasing sales through the Company’s online business, reducing overhead costs, obtaining advances of funds from the Company’s stockholders and directors, or financing through the issuance of shares. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its new online platform, Kun Zhi Jian, to explore wholesale markets. This online platform focuses on promoting and selling our own brand of preventive health care products to wholesalers. The Company also launched advertising campaigns to promote its own brand. The Company also streamlined its administrative overhead costs, including a reduction in the compensation and benefits of our administrative and managerial employees and decreased lease expense which continues into 2023.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through its online platforms and streamlining its overhead costs or obtaining financing from its stockholders or directors. Our service agents and our sales and marketing department continue to launch marketing campaigns every week to promote our own brand products, particularly thermal therapy cabins. However, the Company cannot provide any assurance that it will be able to increase revenue or that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. We expect that our directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

COVID-19 Outbreak

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. In addition, in July 2023, the PRC government fully opened its border to foreigners without requirements of quarantine or application for a health code upon arrival in the PRC. However, it will take time for the country to recover from the impact of COVID-19 and the effects of the restrictive governmental policies and controls. The administrative processing of the PRC local government agencies has not yet fully resumed. We continue to follow up on the status of our applications for Smart Kiosks and we estimate the administrative processing of our applications at the local government agencies may be resumed by the end of calendar year 2023.

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

Translation adjustments included in accumulated other comprehensive loss amounted to $152,425 and $111,684 for the nine months period ended June 30, 2023 and 2022, respectively.

The following table shows the foreign exchange rates used for translation:

Exchange rates set forth in the H.10 statistical release of the Federal Reserve Board	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
For the nine month period ended June 30, 2023 (Average Rate)
United States dollar ($1)	7.8335	6.9886

As of June 30, 2023 (Closing Rate)
United States dollar ($1)	7.8363	7.2513

Exchange rates set forth on the www.xe.com	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
For the nine month period ended June 30, 2022 (Average Rate)
United States dollar ($1)	7.8134	6.4489

As of September 30, 2022 (Closing Rate)
United States dollar ($1)	7.8500	7.1159

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC and in e-wallets. As of June 30, 2023 and September 30, 2022, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe we are not exposed to significant risks with respect to our cash in bank accounts. Additionally, we perceive low risk associated with the cash held in e-wallets.

Financial Instruments

The carrying amounts reported in the balance sheet for cash, other receivables, accrued liabilities, and other payables approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements,” for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net (loss) income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income for the nine months ended June 30, 2023 and 2022 was comprised of foreign currency translation adjustments.

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipate that approximately $1.5 million and $2.7 million of the advance receipt as of June 30, 2023 will be recognized in revenue in the fiscal years 2023 and 2024, respectively. Management has agreed that the amount received is non-refundable; however, this term is not bound by any written agreement. Thus, customers may have the right to challenge and demand the advances to be refunded under relevant commercial laws and regulations.

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defective goods and goods lost in transit. As we have experienced insignificant amounts of goods returned and claims from goods lost in transit in the past, our product liability is insignificant; therefore, management believes product liability accrual as at June 30, 2023 and September 30, 2022 is de minimis.

Discount allowed - Accrued Store-Credit

We provide store-credit, “Golden Beans,” to our customers after sales of goods to them. The Golden Beans can be utilized against their future purchases with restrictions and expiry date. The amount utilized will be recognized as direct discount as and when the sales arise, and the price net of this discount has been controlled and set by management to ensure that the sales will always result in a gross profit. As such, we do not accrue any liability from this store-credit as there is no present obligation arising from Golden Beans as of June 30, 2023 and September 30, 2022, and the utilization of these Golden Beans is not expected to result in an outflow from the Company’s resources embodying economic benefits.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on the Balance Sheet or presenting them as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the nine months ended June 30, 2023 and 2022.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department, such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain consumers.

Our selling expenses for the nine months ended June 30, 2023 and 2022 were $2,323,347 and $5,901,192, respectively. We recognized the marketing and promotional service expense when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the nine months ended June 30, 2023 and 2022, we recorded marketing and promotional service fees to our service agents in an amount of $1,506,180 and $5,274,068, respectively.

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

In the period from June 2023 through mid-August 2023, the FASB has not issued additional accounting standards updates.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, the right to receive the expected residual returns of the entity, or the obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. King Eagle (China) is deemed to have a controlling financial interest and be the primary beneficiary of King Eagle (Tianjin) because it has both of the following characteristics:

(1)	the power to direct the activities of King Eagle (Tianjin) that most significantly impact such entity’s economic performance; and

(2)	the obligation to absorb losses of, and the right to receive benefits from, King Eagle (Tianjin) that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, King Eagle (Tianjin) pays service fees equal to all of its net profit after tax payments to King Eagle (China). At the same time, to King Eagle (China) is obligated to absorb all of King Eagle (Tianjin)’s losses. The Contractual Arrangements are designed so that King Eagle (Tianjin) operates to the benefit of King Eagle (China) and ultimately the Company.

Based on the foregoing VIE Agreements, King Eagle (China) has effective 100% full control of King Eagle (Tianjin), which enables King Eagle (China) to receive all of King Eagle (Tianjin)’s expected residual returns and absorb its expected losses. Accordingly, the Company consolidates the accounts of King Eagle (Tianjin) and its subsidiary for the periods presented herein, in accordance with Accounting Standards Codification, or ASC 810-10, “Consolidation.”

Accordingly, the accounts of King Eagle (Tianjin) are consolidated in the accompanying financial statements pursuant to ASC 810-10, “Consolidation.” In addition, the financial positions and results of operations of the Company’s subsidiaries are included in the Company’s financial statements.

VIE Financial Information

Set forth below is the condensed consolidated balance sheets information as of June 30, 2023 and September 30, 2022, condensed consolidated statements of operations and cash flows for the nine month periods ended June 30, 2023 and 2022, and showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

For purposes of this section:

“Parent entity” refers to Kun Peng International Limited;

“Non-VIE and Non-WFOE subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kunpeng (China) Industrial Development Company Limited (“KP Industrial”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) until March 3, 2023

“WFOE” refers to King Eagle (China) Co., Ltd. (“King Eagle (China)”) until March 3, 2023 and KP Tian Yu commencing March 3, 2023

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) and King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”)

Condensed Consolidated Balance Sheet

As of June 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$7,166	$7	$533,096	$-	$540,269
Intercompany receivables-current	-	243,095 (2)	-	2,058,872 (1)	(2,301,967)	-
Total current Assets	-	287,975	7	3,269,690	(2,301,967)	1,255,705
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current Assets	34,160	541,731	-	112,058	(34,164)	653,785
Total assets	34,160	829,706	7	3,381,748	(2,336,131)	1,909,490
Intercompany payables	676,487	1,675,014 (1)	372 (1)	-	(2,351,873)	-
Total current liabilities	691,487 (3)	1,938,705	372	7,402,853	(2,367,333)	7,666,084
Total noncurrent liabilities	-	121,631	-	42,593	-	164,224
Total liabilities	691,487	2,060,336	372	7,445,446	(2,367,333)	7,830,308
Total shareholders’ Equity	(657,327)	(1,108,492)	(365)	(3,904,882)	31,202	(5,639,864)
Non-controlling interests	-	(122,138)	-	(158,816)	-	(280,954)
Total equity	(657,327)	(1,230,630)	(365)	(4,063,698)	31,202	(5,920,818)
Total liabilities and equity	$34,160	$829,706	7	3,381,748	(2,336,131)	1,909,490

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

As of September 30, 2022

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated		WFOE	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$14		$11,581	$255,536	$-	$267,131
Intercompany receivables-current	-	-		179,211 (2)	1,684,751 (1)	(1,863,962)	-
Total current Assets	-	14		250,651	2,530,776	(1,863,962)	917,479
Intercompany receivables-noncurrent	-	4		-	-	(4)	-
Total non-current Assets	34,160	4		755,365	107,774	(34,164)	863,139
Total assets	34,160	18		1,006,016	2,638,550	(1,898,126)	1,780,618
Intercompany payables	451,763 (3)	17,213	(1)(2)	1,428,180 (1)	-	(1,897,156)	-
Total current liabilities	515,763	17,213		1,924,426	4,611,831	(1,897,156)	5,172,077
Total noncurrent liabilities	-	-		242,100	22,024	-	264,124
Total liabilities	515,763	17,213		2,166,526	4,633,855	(1,897,156)	5,436,201
Total shareholders’ Equity	(481,603)	(17,195)		(1,038,372)	(1,836,489)	(970)	(3,374,629)
Non-controlling interests	-	-		(122,138)	(158,816)	-	(280,954)
Total equity	(481,603)	(17,195)		(1,160,510)	(1,995,305)	(970)	(3,655,583)
Total liabilities and equity	34,160	18		1,006,016	2,638,550	(1,898,126)	1,780,618

(1)	Intercompany receivables from non-VIE entities and WFOE and intercompany payables to VIE represent loans to non-VIE entities and WFOE for working capital purposes.

(2)	Intercompany receivables from the parent entity and non-VIE entities represent loans from King Eagle (China) to the parent entity and non-VIE entities for working capital purposes.

(3)	Intercompany payables to WFOE and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

Condensed Consolidated Statements of Operations Data

	Nine months ended June 30, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$1,231,712	$-	$1,231,712
Intercompany revenue	-	248,805	519,296	-	(768,101)	-
Cost of revenue and related tax	-	562	1,006	244,534	-	246,102
Gross profit	-	248,243	518,290	987,178	(768,101)	985,610
Total operating expenses	175,724	239,092	604,401	2,687,249		3,706,466
Intercompany operating expenses	-	-	-	768,101	(768,101)	-
(Loss) income from operations	(175,724)	9,151	(86,111)	(2,468,172)	-	(2,720,856)
Other (expenses) income	-	(1,299)	461	99,949	-	99,111
(Loss) income before income taxes	(175,724)	7,852	(85,650)	(2,368,223)	-	(2,621,745)
Income tax expense	-	-	-	-	-	-
Net (loss) income	(175,724)	7,852	(85,650)	(2,368,223)	-	(2,621,745)

	Nine months ended June 30, 2022
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$7,330,768	$-	$7,330,768
Intercompany revenue	-	-	1,044,488	-	(1,044,488)	-
Cost of revenue and related tax	-	-	5,865	1,146,406	-	1,152,271
Gross profit	-	-	1,038,623	6,184,362	(1,044,488)	6,178,497
Total operating expenses	156,450	6,331	1,341,613	5,675,018		7,179,412
Intercompany operating expenses	-	-	-	1,044,488	(1,044,488)	-
Loss from operations	(156,450)	(6,331)	(302,990)	(535,144)	-	(1,000,915)
Other income	-	-	4,975	29,122	-	34,097
Loss before income taxes	(156,450)	(6,331)	(298,015)	(506,022)	-	(966,818)
Income tax expense	-	-	-	-	-	-
Net loss	$(156,450)	$(6,331)	$(298,015)	$(506,022)	$-	$(966,818)

Condensed Consolidation Schedule of Cash Flows

	Nine months ended June 30, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary	Eliminating Adjustments	Consolidated

Net income (loss)	$(175,724)	$7,852	$(85,650)	$(2,368,223)	$-	$(2,621,745)
Intercompany receivables	-	(329,669)	-	(881,574)	1,211,243	-
Intercompany payables	224,724	335,344	190,896	443,776	(1,194,740)	-
Net cash provided by (used in) operating activities	-	9,821	(13,007)	129,472	16,503	142,789
					-
Net cash used in investing activities	-	(571)	(606)	-	-	(1,177)

Net cash provided by financing activities	-	-	-	200,327	-	200,327

Effect of exchange rate fluctuation on cash	$-	$(10,629)	$(10,570)	$(16,719)	$(16,503)	$(33,281)

	Nine months ended June 30, 2022
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE	Eliminating Adjustments	Consolidated

Net loss	$(156,450)	$(6,331)	$(298,015)	$(506,022)	$-	$(966,818)
Intercompany receivables	-	-	(41,943)	(216,230)	258,173	-
Intercompany payables	196,450	5,625	360,179	(304,015)	(258,239)	-
Net cash provided by (used in) operating activities	-	(706)	(7,187)	(1,681,782)	(66)	(1,689,741)
					-
Net cash used in investing activities	-	-	(95,981)	-	-	(95,981)

Effect of exchange rate fluctuation on cash	-	706	3,126	(14,121)	66	(10,223)

The Company consolidated its VIE as of June 30, 2023 and September 30, 2022. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2023	September 30, 2022

Assets
Current assets
Cash and cash equivalents	$568,616	$255,536
Trade receivable-intercompany	1,471,239	1,499,226
Advance and prepayments	274,915	214,188
Other receivables – third parties	56,998	60,109
Other receivables – intercompany	587,633	185,525
Amount due from a related party	310,289	316,192
Total current assets	3,269,690	2,530,776

Noncurrent assets
Right-of-use assets	112,058	107,774
Total noncurrent assets	112,058	107,774

Total assets	3,381,748	2,638,550

Liabilities
Current liabilities
Trade payables	1,799,000	764,418
Other payables and accrual	865,374	489,003
Deferred revenue	4,225,748	2,960,357
Payroll payable	34,973	4,312
Tax payable	160,424	41,345
Amounts due to related parties	250,438	267,006
Operating lease obligations-current portion	66,896	85,390
Total current liabilities	7,402,853	4,611,831

Noncurrent liabilities
Operating lease obligations-net of current portion	42,593	22,024
Total noncurrent liabilities	42,593	22,024

Total liabilities	7,445,446	4,633,855

Commitment and contingencies

Equity
Additional paid-in capital	204,085	-
Accumulated deficits	(4,380,976)	(1,998,652)
Accumulated other comprehensive income	272,009	162,163
Total stockholders’ equity	(3,904,882)	(1,836,489)
Non-controlling interests	(158,816)	(158,816)
Total equity	(4,063,698)	(1,995,305)

Total liabilities and equity	$3,381,748	$2,638,550

The operating results of the VIE were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022

Revenue, net	$337,031	$642,596	$1,231,712	$7,330,768
Cost of revenue	(66,912)	(102,887)	(244,534)	(1,146,406)
Gross profit	270,119	539,709	987,178	6,184,362

Operating expenses
General and administrative expenses	242,687	90,281	557,152	215,072
Selling expense	1,324,034	1,316,172	2,898,198	6,504,434
Total operating expenses	1,566,721	1,406,453	3,455,350	6,719,506

Loss from operations	(1,296,602)	(866,774)	(2,468,172)	(535,144)

Other (expenses) income:
Interest income	119	49	203	1,704
Other (expenses) income	(9,072)	2,644	99,746	27,418
Total other income, net	(8,953)	2,693	99,949	29,122

Loss before income taxes	(1,305,555)	(864,051)	(2,368,223)	(506,022)

Income tax expense	-	-	-	-

Net loss	(1,305,555)	(864,051)	(2,368,223)	(506,022)
Less: Net loss attributable to non-controlling interest	-	(69,120)	-	(40,482)
Net loss attributable to Kun Peng International Ltd	$(1,305,555)	$(794,931)	$(2,368,223)	$(465,540)

The cash flows of the VIE were as follows:

	Nine months ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(2,368,223)	$(506,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization of right-of-use assets	64,101	85,040

Changes in operating assets and liabilities
Advance and prepayments	(67,159)	60,562
Trade receivable – intercompany	(443,092)	-
Other receivables – third parties	2,063	(48,489)
Other receivables - intercompany	(438,482)	(216,230)
Amount due from a related party	-	-
Security deposits	-	(9,296)
Trade payable – third parties	1,088,282	43,052
Trade payable – intercompany	442,263	(304,015)
Other payables and accrual – third parties	399,992	(660,308)
Other payables and accrual – intercompany	1,513	-
Deferred revenue	1,370,302	(144,800)
Payroll payable	31,898	(9,525)
Amounts due to related parties	(12,020)	294,932
Tax payable	124,358	(183,813)
Lease liabilities	(66,324)	(82,870)
Net cash provided by (used in) operating activities	129,472	(1,681,782)

Cash flows from financing activities
Capital contribution	200,327	-
Net cash provided by financing activities	200,327	-

Effect of exchange rate changes on cash	(16,719)	(14,121)

Net increase (decrease) in cash and cash equivalents	313,080	(1,695,903)

Cash and cash equivalents, beginning balance	255,536	1,938,642

Cash and cash equivalents, ending balance	$568,616	$242,739

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	June 30,	September 30,
	2023	2022

Prepaid rent and building management and utilities	$22,707	$23,324
Prepaid supplies(1)	211,607	202,150
Prepaid income tax	5,058	5,154
Prepaid VAT tax	38,250	-
Prepaid professional services(2)	21,946	25,941
Prepaid others	9,854	11,737
Total prepayments	$309,422	$268,306

(1)	As of June 30, 2023 and September 30, 2022, the Company had prepaid supplies of $211,607 and $202,150, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of June 30, 2023, the ending balance of prepaid professional services included two types of prepayments, $9,194, for the legal service fee for our PRC entities and $12,752 for consulting fee related to the corporate structure of our offshore entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of July and August 2023. The consulting fee will be recognized in general and administrative expenses in August 2023.

As of September 30, 2022, the ending balance of prepaid professional services included two types of prepayments, $9,369 for the legal service fee for our PRC entities and $16,572 for the promotional and marketing fee. The legal service fee was amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2022. The promotional and marketing fee was amortized to selling expense using a straight-line method over the service periods from October 2022 through February 2023.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	June 30,	September 30,
	2023	2022
Rental deposits	$13,177	$14,735
Advance to employees	11,575	45,250
Short-term borrowing to third parties	33,097	2,188
Others	2,356	3,677
Total other receivables, net	$60,205	$65,850

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

Short-term borrowings to third parties represented capital funding to two third parties. Those loans were interest free and were repaid to King Eagle (Tianjin) on December 11, 2022 and August 11, 2023.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	September 30,
	2023	2022

Leasehold improvements	$124,931	$127,301
Furniture and fixtures	1,212	1,235
Computer equipment	39,353	40,099
Office equipment	1,452	1,480
Subtotal	166,948	170,115
Less: accumulated depreciation	(80,002)	(36,092)
Total property and equipment, net	$86,946	$134,023

The depreciation expense was $15,361 and $8,069 for the three months ended June 30, 2023 and 2022, and $46,250 and $43,689 for the nine months ended June 30, 2023 and 2022, respectively

NOTE 7 - INTANGIBLE ASSETS

	June 30,	September 30,
	2023	2022

Trademarks	$3,573	$2,449
Subtotal	3,573	2,449
Less: accumulated amortization	(660)	(367)
Total intangible assets, net	$2,913	$2,082

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,051, $1,352, and $1,170 will expire in July 2031, April 2031, and October 2033, respectively.

Amortization expense was $93 and $67 for the three months ended June 30, 2023 and 2022, and $275 and $203 for the nine months ended June 30, 2023 and 2022, respectively

NOTE 8 - DEFERRED REVENUE

	June 30,	September 30,
	2023	2022

Advance payments from customers	$4,225,748	$2,960,357
Total deferred revenue	$4,225,748	$2,960,357

Deferred revenue resulted from transactions where the Company received advanced payments from customers but revenue recognition criteria under the five-step model have yet to be met. As of June 30, 2023 and September 30, 2022, the Company had total deferred revenue of $4,225,748 and $2,960,357, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. We anticipate that approximately $1.5 million and $2.7 million of this advance receipt will be recognized in revenue in fiscal years 2023 and 2024, respectively. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 9 - RELATED PARTY BALANCES AND TRANSACTIONS

Amount due from a related party represented the prepaid service fee remitted to Guoxin Star Network Co., Ltd. by our VIE, King Eagle (Tianjin). On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd., which, at that time, was our related party. Guoxin Star Network Co. Ltd. was formerly our related party due to its being wholly owned by Guoxin Ruilian Group Co. Ltd., which also owns Guoxin Zhengye. Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP Industrial on August 26, 2022.

Under the Cooperation Agreement, King Eagle (Tianjin) is required to pay Guoxin Star Network Co., Ltd. approximately $1.0 million (RMB 7.5 million) for the franchise of the operation of Smart Kiosks. Both parties are entitled to exercise the Force Majeure Clause of the contract. In April 2021, King Eagle (Tianjin) remitted $0.31 million (RMB2,250,000) to Guoxin Star Network Co., Ltd. The remaining obligation, approximately $0.72 million (RMB5.3 million), is payable upon the completion of the construction of Smart Kiosks.

Name of related party	Relationship	Nature of transactions	June 30, 2023	September 30, 2022

Guoxin Star Network Co., Ltd	It is wholly owned by Guoxin Ruilian Group Co., Ltd, the common shareholder of Guoxin Zhengye, which owned an 8% interest in King Eagle (China) until August 2022	Prepaid services for the operation of Smart Kiosks	$310,289	$316,192

Total			$310,289	$316,192

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	June 30, 2023	September 30, 2022

Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,207	-
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$248,231	$267,006

Total			$250,438	$267,006

NOTE 10 - EQUITY

Effective on October 12, 2022, a Certificate of Amendment was filed with the Nevada Secretary of State to increase the authorized number of shares of the Company’s $0.0001 par value common stock from 200,000,000 shares to 1,000,000,000 shares of common stock.

The Company’s board of directors approved and declared a 10:1 forward split of its common stock on September 6, 2022. As a result of the stock split, holders of pre-split shares of common stock had the right to receive post-split shares of common stock at a ratio of ten (10) shares of post-split common stock for every one (1) share of pre-split common stock. The stock split had a record date of September 16, 2022 and an effective date of October 18, 2022. No fractional shares were issuable as a result of the forward stock split. After the forward stock split, there are 400,000,000 shares of common stock of the Company issued and outstanding. The par value per share remained unchanged at $0.0001 per share after the forward stock split.

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001 per share, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of June 30, 2023 and September 30, 2022.

Common stock

With the retrospective effect of the increase in authorized shares of common stock and 10:1 forward stock split, the Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of June 30, 2023 and September 30, 2022, respectively. The issued and outstanding shares of common stock were 400,000,000 as of June 30, 2023 and September 30, 2022.

Restricted net assets:

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from our subsidiary or VIE. Relevant PRC statutory laws and regulations permit payments of dividends only out of a company’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after the Company has met the PRC requirements for appropriation to statutory reserves. Share capital of the PRC subsidiary and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of King Eagle (China), the foreign-invested enterprise, King Eagle (Tianjin), the VIE, and KP Tian Yu. The Company is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of June 30, 2023 and September 30, 2022, the Company had negative net assets, which included common stock, additional paid-in capital, accumulated deficit, and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong, and the PRC and of the VIE that are included in the Company’s consolidated financial statements. As of June 30, 2023, King Eagle (China), King Eagle (Tianjin), KP Tian Yu, and King Eagle (Bejing) incurred negative net assets which amounted to $1,203,863, $2,480,357, $365, and $884,376, respectively. As of September 30, 2022, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu had incurred negative assets in an amount of $844,025, $2,311,792, and $351, respectively. Accordingly, the Company did not accrue statutory reserve funds as of June 30, 2023 and September 30, 2022.

NOTE 11- REVENUE

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the three and nine months ended June 30, 2023 and 2022:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022

Retail	$49,634	$642,596	$113,073	$7,330,768
Wholesale	411,009	-	1,118,639	-
Total	$460,643	$642,596	$1,231,712	$7,330,768

Cost of Revenue

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022

Retail	$19,386	$105,597	$45,263	$1,152,271
Wholesale	45,492	-	200,839	-
Total	$64,878	$105,597	$246,102	$1,152,271

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

United States

Kun Peng International Ltd is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine ended June 30, 2023 and 2022.

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

Since KP Industrial and KP (Hong Kong) are wholly owned and under the control of KP International, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will utilize the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to utilize the two-tier profits tax rates. KP Industrial and KP (Hong Kong) did not earn any income that was derived in Hong Kong for the nine months ended June 30, 2023 and 2022 and, therefore, KP Industrial and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiary and VIE registered in the PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	Three months ended June 30,				Nine months ended June 30,
	2023		2022		2023		2022
Current	$		$		$		$
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total current		-		-		-		-

Deferred
Federal		-		-		-		-
State		-		-		-		-
Foreign		-		-		-		-
Total deferred		-		-		-		-

Total income tax expense		$-		$-		$-		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Loss before income tax expense	$(1,269,411)	(689,999)	$(2,621,745)	(966,818)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.9%	3.5%	3.7%	3.2%
Tax effect of non-deductible expenses	(0.2%)	(0.1)%	(0.3%)	(0.6)%
Change in valuation allowance	(24.7%)	(24.4)%	(24.4%)	(23.6)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

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

As of June 30, 2023 and September 30, 2022, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 13 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of June 30, 2023 and September 30, 2022:

Assets/liabilities	Classification	June 30, 2023	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease assets	$517,179	$675,655

Liabilities
Current
Operating lease liabilities – current	Current operating lease liabilities	$295,886	$304,753

Long-term
Operating lease liabilities - net of current portion	Long-term operating lease liabilities	$164,224	$264,124

Total lease liabilities		$460,110	$568,877

The operating lease expense for the nine months ended June 30, 2023 and 2022 was as follows:

		Three months ended June 30,		Nine months ended June 30,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost	General and administrative	$84,830	$118,486	$253,512	$311,190
Total lease cost		$84,830	$118,486	$253,512	$311,190

Maturities of operating lease liabilities as of June 30, 2023 were as follow:

Maturity of lease liabilities	Operating leases
Remaining of 2023	$136,086
2024	312,857
2025	28,960
2026	-
2027	-
Thereafter	-
Total lease payments	$477,903
Less: interest	(17,793)
Present value of lease payments	$460,110

Maturities of operating lease liabilities as of September 30, 2022, were as follow:

Maturity of lease liabilities	Operating leases
2023	$328,832
2024	273,520
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	$602,352
Less: interest	(33,475)
Present value of lease payments	$568,877

Supplemental information related to operating leases was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$133,868	$64,218	$173,088	$338,706
New operating lease assets obtained in exchange for operating lease liabilities	$110,738	$33,221	$110,738	$608,762

The amortization expense was $48,028 and $127,369 for the three months ended June 30, 2023 and 2022 and $237,538 and $305,054 for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 14 –COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

King Eagle (China) and King Eagle (Tianjin) entered into multiple purchase and service commitments. As of June 30, 2023 and September 30, 2022, King Eagle (China) and King Eagle (Tianjin) had purchase and service commitments in the amount of $389,484 and $53,910, respectively.

Cooperation commitment for Smart Kiosks

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with Guoxin Star Network Co., Ltd who assigned and franchised the operation of 50 Smart Kiosks to King Eagle (Tianjin) for five years. Total franchise fee payable by King Eagle (Tianjin) to Guoxin Star Network Co., Ltd is approximately $1.0 million (RMB 7,500,000). In April 2021, King Eagle (Tianjin) had remitted approximately $0.31 million (RMB2,250,000) to Guoxin Star Network Co. Ltd. The remaining balance, approximately $0.72 million (RMB5,250,000), is payable upon the completion of the implementation of the Smart Kiosks. In early December 2022, the government of the People’s Republic of China relaxed its COVID-19 measures. The local government agencies are gradually re-opening their offices. However, the local government agencies continued to experience a higher volume and longer processing time for their administration. King Eagle (Tianjin) continues to follow up with the local government agencies on the status of the applications for the construction permits of Smart Kiosks and estimates that the government agencies may resume their review of the applications by the end of calendar year 2023.

NOTE 15 - SUBSEQUENT EVENT

On May 9, 2023, KP Industrial’s director and sole shareholder, KP International Holding, approved a deregistration of KP Industrial. The entity filed a request for a “Notice of No Objection to a Company being Deregistered” with the Hong Kong Inland Revenue Department on the same day. The application for such notice is being reviewed by the Hong Kong Inland Revenue Department. Upon approval and issuance of a “Notice of No Objection” by the Hong Kong Inland Revenue Department, KP Industrial is required to submit an application for deregistration to the Hong Kong Company Registry. We estimate that the entire deregistration process will be completed in January 2024.

As of June 30, 2023, the Company evaluated and concluded that there are no subsequent events that have occurred that would require recognition or disclosure in the financial statements other than as disclosed above.

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

Our King Eagle Mall customers primarily consist of individual members. As of August 16, 2023, King Eagle Mall had approximately 5,669 members.

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

Our new online platform, Kun Zhi Jian, focuses on wholesalers. As of August 16, 2023, Kun Zhi Jian had approximately 1,732 members. Currently, we focus on promoting and selling our own brand of thermal therapy cabin to wholesalers. Equipped with infrared light and at a high temperature approximately like that of a hot spring, this product helps enhance blood circulation and oxygen inhalation and improves insomnia. In addition to the thermal therapy cabin, we promote and sell other popular brands and our own brand of health food products on this new platform.

Smart Kiosk

With support and cooperation from Guoxin Star, we introduced the Smart Kiosk concept. The Smart Kiosk functions as a physical customer service center and as community marketing for attracting customers, providing customer service, promoting our 500+ preventive health care and health related household products, and introducing concepts of maintaining a healthy lifestyle. 5G Internet connection is also available for our customers to connect to our online application, King Eagle Mall, so that our customers can access King Eagle Mall and place orders for our products.

The construction of Smart Kiosks will be initiated and originally administered by Guoxin Star. However, due to the imposition of COVID-19 quarantines and closures in certain affected areas by the central and local governments of the PRC in 2021, the approval process for our applications for construction permits of Smart Kiosks has been delayed. Although mainland China relaxed its COVID-19 policies and controls in early December 2022, the PRC local government agencies have experienced a higher volume and longer administrative processing time than normal. We continue to follow up on the status of our applications and we estimate the administrative processing of our application at the local government agencies may be initiated by the end of calendar year 2023.

COVID-19 Update

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. The PRC government also fully opened its border to foreigners without requirements of quarantine or application for a health code upon arrival in the PRC in July 2023. Nevertheless, it will take time for the country to recover from the impact of COVID-19 and the effects of the restrictive governmental policies and controls. The local government agencies continue to experience a higher volume and longer processing time than normal. We continue to follow up on the status of our applications and we estimate the administrative processing of our applications at the local government agencies may be resumed by the end of calendar year 2023.

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

Environmental, Social and Governance Standards

The concept of environmental, social and corporate governance standards or metrics (“ESG”) is an emerging global trend. Management believes the PRC is at the forefront of this global trend, as evidenced by the PRC’s desire to reach peak carbon by 2030 and become carbon neutral by 2060. These goals require companies to start transitioning to a lower-carbon business model. Moreover, corporate reporting on a complete set of ESG metrics will assist regulators to timely adjust their policies and enable investors and customers to make informed decisions. Our management is actively addressing environmental and social responsibility as part of its strategy and goals for the Company. The steps taken include identifying and setting goals in line with the Company’s environmental and social responsibility goals.

ESG represents the three main criteria for investors and customers to evaluate a company’s level of sustainability. Specifically, environmental criteria take into account a company’s performance in protecting the environment; social criteria examine how it manages relationships with employees, suppliers, customers, and communities; and governance criteria deal with a company’s leadership, executive pay, audits, internal controls, and shareholder rights.

Environment. Our Company has been implementing the concept of environmental protection by utilizing capital resources for enhancing product quality, reviewing the practices of manufacturers, including the sourcing and sustainability of packaging materials, such as single-use plastics, identifying a growing demand for natural or organic products and ingredients, understanding evolving consumer concerns regarding the effects of ingredients or substances present in products, changing consumer sentiment toward non-local products or sources, and changing perceptions of environmental impacts (including packaging, energy and water use and waste management). Our Company has initiated application of a sustainable environmental protection packaging, the newly designed selene-rich egg packaging, which reduces environmental pollution.

Social. The value of a company is not only reflected in the profits and value it creates, but also in its contribution to society. We are striving as a business to give back to society in five areas: health, quality, partnership, environment, and public welfare. We are actively addressing social concerns, such as participating in rural revitalization tourism, supporting the development of our employees, promoting the standardized operation of the industry, and responding to our government’s call for low-carbon green development. Recently, a number of online media, including Xinhua News Agency, Tencent, China Fortune, and Toutiao praised our Company’s employees who were volunteers in caring for autistic teenagers.

Corporate. Since the Company was established, we have attempted to be a major participant in the digitalization of business and commercialization of digital businesses. From a series of operations, such as member use, purchase experience, and data viewing, King Eagle Mall provides functions, such as one-click operation, real time information feedback, and intelligent recommendations. In the process of deepening the digital strategy of King Eagle Mall, the overall strength of our Company has also significantly improved, and it can provide consumers with a new shopping experience in the future.

As an international start-up company, we will be addressing, identifying, and setting our ESG goals. These will be further disclosed in future filings of our periodic reports with the Securities and Exchange Commission.

Financial Operations Overview

Results of Operations for the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

Revenues	$460,643	100.0%	$642,596	100.0%
Cost of revenues	64,878	14.1	105,597	16.4
Gross profit	395,765	85.9	536,999	83.6
Operating expenses:
General and administrative expenses	423,757	92.0	460,024	71.6
Selling expense	1,231,189	267.3	767,506	119.4
Total operating expenses	1,654,946	359.3	1,227,530	191.0
Loss from operations	(1,259,181)	(273.4)	(690,531)	(107.4)
Other (expenses) income	(10,230)	(2.2)	532	0.1
Loss before income taxes	(1,269,411)	(275.6)	(689,999)	(107.3)
Income tax expense	-	-	-	-
Net loss	$(1,269,411)	(275.6)%	$(689,999)	(107.3)%

Revenues

For the three months ended June 30, 2023 and 2022, revenues amounted to $460,643 and $642,596, respectively.

The following table presents revenues disaggregated by customer type for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022

Retail	$49,634	$642,596
Wholesale	411,009	-
Total	$460,643	$642,596

Our retail revenue primarily included the sale of health care and health related household products to our retail customers via our mobile application, King Eagle Mall, which was launched in July 2020. Our wholesale revenue came from our new online platform, Kun Zhi Jian, which was launched in October 2022. This new online platform focuses on promoting and selling our own brand of preventive health care related products, such as the thermal therapy cabin, to our wholesalers. We recognize our revenue net of sub-charges and value-added tax (“VAT”).

Compared to the three months ended June 30, 2022, we generated substantially lower revenues during the three months ended June 30, 2023 due to the slowdown of economic development in the PRC. Our retail revenue from King Eagle Mall during the three months ended June 30, 2023 plummeted by 92% compared to the same period in 2022. To boost our sales, we lowered the retail price of our products. Accordingly, our retail revenue from King Eagle Mall significantly declined during the three months ended June 30, 2023. Our new online platform, Kun Zhi Jian, was launched in October 2022. Accordingly, we derived approximately $411,009 in wholesale revenue during the three months ended June 30, 2023.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2023 and 2022 was $64,878 and $105,597, respectively. This primarily included the purchase of health care and health related household products from our suppliers. We disaggregated our cost of revenue by customer type, retail and wholesale, for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022

Retail	$19,386	$105,597
Wholesale	45,492	-
Total	$64,878	$105,597

We incurred a lower cost of revenue related to our retail revenue for the three months ended June 30, 2023 compared to the same period in 2022 because we generated lower retail volume and amount from King Eagle Mall during the three months ended June 30, 2023, as discussed above. Since our new online platform, Kun Zhi Jian, was launched in October 2022, we incurred $45,492 cost of goods sold related to our wholesale revenue in the three months ended June 30, 2023.

Gross profit

For the three months ended June 30, 2023 and 2022, the gross profit and gross profit margin for our retail business of King Eagle Mall amounted to $30,248 or 60.9% and $536,999 or 83.6%, respectively. Our gross profit or margin for our retail business of King Eagle Mall for the three months ended June 30, 2023 was substantially lower than that for the same period in 2022. As previously discussed, our retail revenue amount decreased in the current period as we reduced the retail price for our products.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the three months ended June 30, 2023 was $365,517 or 88.9%. Our new online platform, Kun Zhi Jian, was launched in October 2022 and accordingly, we did not incur revenue and cost of revenue related to our wholesale revenue in the three months ended June 30, 2022.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended June 30, 2023 and 2022, total operating expenses were $1,654,946 and $1,227,530, respectively. We experienced a higher amount of operating expenses in the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a higher selling expense.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were $423,757 and $460,024, respectively. Our general and administrative expenses for the three months ended June 30, 2023 slightly decreased by $36,267 compared to the same period in 2022. We reduced our office rent and building management fee by $55,961 to minimize our overhead cost. On the other hand, our salary expense increased by $16,961 as we increased the employee benefits for our administrative employees during the three months ended June 30, 2023.

Our general and administrative expenses for the three months ended June 30, 2023 and 2022 were comprised of the following:

	Three Months Ended June 30,
	2023	2022
Employee compensation and benefit	$147,338	$130,377
Office rent and building management	78,428	134,389
Office supplies and meeting	13,788	25,390
Professional services fee	118,745	122,648
Travel, transportation and gasoline	24,333	9,328
Meals and entertainment	13,709	12,688
Depreciation and amortization	14,649	7,071
Others	12,767	18,133
Total	$423,757	$460,024

Selling expense

For the three months ended June 30, 2023 and 2022, our selling expense, which was primarily incurred by our sales and marketing department, was $1,231,189 and $767,506, respectively. Our selling expense in the three months ended June 30, 2023 was $463,683 higher compared to the same period in 2022. The spike in our selling expense was primarily driven by an increase in service agent fee by $256,282, meeting by $44,759, and entertainment by $199,692. During the three months ended June 30, 2023, with the goal of improving our sales revenue and expanding our market share, our service agents and our sales and marketing team launched a series of small-scale promotions and marketing activities to promote our new platform and boost sales. Our overall increase in selling expense was offset by a decrease in employee compensation and benefit expense by $37,238 as we eliminated three managerial headcounts in our sales and marketing department in the three months ended June 30, 2023. To further streamline our selling costs, we no longer engaged external customer support services in the three months ended June 30, 2023.

Our selling expense included the following:

	Three Months Ended June 30,
	2023	2022
Service agents	$874,671	$618,389
Employee compensation and benefit	69,703	106,941
Office supplies and meeting	51,570	6,811
Travel, transportation and gasoline	18,862	12,928
Meals and entertainment	200,912	1,220
Depreciation and amortization	805	1,065
Advertising	14,666	20,152
Total	$1,231,189	$767,506

Other (expenses) income

Other (expenses) income primarily included bank interest income, foreign exchange gain or loss, and other service income.

Our other (expenses) income for the three months ended June 30, 2023 and 2022 was $(10,230) and $532, respectively. Our other expenses incurred during the three months ended June 30, 2023 primarily related to a foreign exchange loss of $10,446, offset by interest income of $126, and other income of $90.

Income tax expense

For the three months ended June 30, 2023 and 2022, our income tax expense was nil. During the three months ended June 30, 2023, we generated a net loss before income tax and recognized a full valuation allowance against our deferred tax assets, which included net operating loss carry-forwards. Management believes it is more likely than not that we will not recognize our net operating loss carry-forwards in the near future or before expiration. During the three months ended June 30, 2022 King Eagle (Tianjin) incurred book income before income tax and taxable income and utilized the net operating loss carry-forwards to offset its entire taxable income. On the other hand, KPIL, the subsidiaries in Hong Kong, and King Eagle (China) incurred book loss and tax loss. Therefore, we recognized a full valuation allowance against the deferred tax assets of these entities as we believe it is more likely than not that these entities will not recognize their respective deferred tax assets in the near future.

Net loss

As a result of the factors discussed above, we posted a net loss in the amount of $1,269,411 and $689,999 for the three months ended June 30, 2023 and 2022, respectively.

Foreign currency translation adjustment

The functional currency for our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”); the functional currency for our operations in Hong Kong is the Hong Kong Dollar (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain of $239,743 and $145,766 for the three months ended June 30, 2023 and 2022, respectively.

Comprehensive loss

We recognized a comprehensive loss of $1,029,668 for the three months ended June 30, 2023 compared to a comprehensive loss of $544,233 for the same period in 2022.

Results of Operations for the nine months ended June 30, 2023 and 2022

	Nine months ended June 30,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

Revenues	$1,231,712	100.0%	$7,330,768	100.0%
Cost of revenues	246,102	20.0	1,152,271	15.7
Gross profit	985,610	80.0	6,178,497	84.3
Operating expenses:
General and administrative expenses	1,383,119	112.3	1,278,220	17.4
Selling expense	2,323,347	188.6	5,901,192	80.5
Total operating expenses	3,706,466	300.9	7,179,412	97.9
Loss from operations	(2,720,856)	(220.9)	(1,000,915)	(13.6)
Other income	99,111	8.0	34,097	0.5
Loss before income taxes	(2,621,745)	(212.9)	(966,818)	(13.1)
Income tax expense	-	-	-	-
Net loss	$(2,621,745)	(212.9)%	$(966,818)	(86.6)%

Revenues

For the nine months ended June 30, 2023 and 2022, revenues amounted to $1,231,712 and $7,330,768, respectively.

The following table presents revenues disaggregated by customer type for the nine months ended June 30, 2023 and 2022:

	Nine months ended June 30,
	2023	2022

Retail	$113,073	$7,330,768
Wholesale	1,118,639	-
Total	$1,231,712	$7,330,768

Our retail revenue primarily included the sale of health care and health-related household products to our retail customers via our mobile application, King Eagle Mall, which was launched in July 2020. Our wholesale revenue came from our new online platform, Kun Zhi Jian, which was launched in October 2022. This new online platform focuses on promoting and selling our own brand of preventive health care related products, such as the thermal therapy cabin, to our wholesalers. We recognize our revenue net of sub-charges and value-added tax (“VAT”).

For the nine months ended June 30, 2023, we generated substantially lower revenues than during the nine months ended June 30, 2022. Our retail revenue from King Eagle Mall during the nine months ended June 30, 2023 plummeted by 99% compared to the same period in 2022. Due to the COVID-19 resurgence and significant rise of COVID-19 cases after the reopening in December 2022, the shortage of logistics and delivery capacity in the affected communities and the slowdown of economic development in the PRC, we lowered the retail price of our products. Accordingly, our retail revenue from King Eagle Mall significantly slid during the nine months ended June 30, 2023. Our new online platform, Kun Zhi Jian, was launched in October 2022. Accordingly, we derived approximately $1,118,639 in wholesale revenue during the nine months ended June 30, 2023.

Cost of revenue

Our cost of revenue for the nine months ended June 30, 2023 and 2022 was $246,102 and $1,152,271, respectively. This primarily included the purchase of health care and health-related household products from our suppliers. The following table presents our cost of revenue disaggregated by customer type, retail and wholesale, for the nine months ended June 30, 2023 and 2022:

	Nine months ended June 30,
	2023	2022

Retail	$45,263	$1,152,271
Wholesale	200,839	-
Total	$246,102	$1,152,271

We incurred a lower cost of revenue related to our retail revenue for the nine months ended June 30, 2023 compared to the same period in 2022 because we generated lower retail revenue volume and amount from King Eagle Mall during the nine months ended June 30, 2023 as discussed above. Since our new online platform, Kun Zhi Jian, was launched in October 2022, we incurred $246,102 cost of goods sold related to our wholesale revenue in the nine months ended June 30, 2023 and nil in the nine months ended June 30, 2022.

Gross profit

For the nine months ended June 30, 2023 and 2022, the gross profit and margin for our retail business of King Eagle Mall amounted to $67,810, or 60%, and $6,178,497, or 84.3%, respectively. Our gross profit or margin for our retail business of King Eagle Mall for the nine months ended June 30, 2023 was substantially lower than that for the same period in 2022. As previously discussed, our retail revenue amount decreased in the current period as we reduced the retail price for our products.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the nine months ended June 30, 2023 was $917,800, or 82%. Our new online platform, Kun Zhi Jian, was launched in October 2022 and, accordingly, we did not incur revenue and cost of revenue related to our wholesale revenue in the nine months ended June 30, 2022.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the nine months ended June 30, 2023 and 2022, our total operating expenses were $3,706,466 and $7,179,412, respectively. We experienced a reduced amount of operating expenses in the nine months ended June 30, 2023 compared to the same period in 2022 primarily due to the lower selling expense.

General and administrative expenses

General and administrative expenses for the nine months ended June 30, 2023 and 2022 were $1,383,119 and $1,278,220, respectively. The slight increase in general and administrative expenses during the nine months ended June 30, 2023 by $104,899 was triggered by an increase in professional service fees by $254,177, travel, transportation, and gasoline by $26,755, offset by a decrease in employee compensation and benefits by $68,287, office rent and building management by $82,926. During the nine months ended June 30, 2023, we incurred additional professional fees and travel, transportation, and gasoline for exploring new business and setting up business events. We reduced our administrative headcount by 3 from 33 employees for the nine months ended June 30, 2022 to 30 employees for the same period in 2023. We also cancelled our office lease in Tianjin to streamline our overhead costs.

Our general and administrative expenses for the nine months ended June 30, 2023 and 2022 were comprised of the following:

	Nine months ended June 30,
	2023	2022
Employee compensation and benefit	$378,630	$446,916
Office rent and building management	271,977	354,903
Office supplies and meeting	30,247	41,895
Professional services fee	557,977	303,800
Travel, transportation and gasoline	43,690	16,935
Meals and entertainment	33,722	35,851
Depreciation and amortization	44,102	39,678
Others	22,774	38,242
Total	$1,383,119	$1,278,220

Selling expense

Our selling expense, which was primarily incurred by our sales and marketing department, for the nine months ended June 30, 2023 and 2022, were $2,323,347 and $5,901,192, respectively. Compared to the nine months ended June 30, 2022, our selling expenses for the nine months ended June 30, 2023 declined by $3,577,845, or 60.6%. The plunge was primarily driven by a decrease in service agent fees of $3,767,888 as marketing and promotional service fees to our service agents declined significantly. Additionally, our employee compensation and benefit expense decreased by $208,324 as we reduced the headcount in our sales and marketing department by five employees in the nine months ended June 30, 2023 from eight employees in the nine months ended June 30, 2022 to three employees in the same period in 2023. To further streamline our selling costs, we no longer engaged external customer support services in the nine months ended June 30, 2023. On the other hand, our sales and marketing department launched small-scale marketing and promotional activities for our new platform during the nine months ended June 30, 2023. Accordingly, our total selling expense was offset by increases in meetings of $105,443, meals and entertainment of $299,034, and advertising of $23,830.

Our selling expense included the following:

	Nine months ended June 30,
	2023	2022
Service agents	$1,506,180	$5,274,068
Employee compensation and benefit	193,286	401,610
Office supplies and meeting	162,349	56,906
Travel, transportation and gasoline	49,508	64,263
Meals and entertainment	350,949	51,915
Depreciation and amortization	2,423	4,214
Advertising	58,612	34,782
Others	40	13,434
Total	$2,323,347	$5,901,192

Other income

Other income primarily included bank interest income, foreign exchange gain or loss, and other service income.

Our other income for the nine months ended June 30, 2023 and 2022 was $99,111 and $34,097, respectively. Since the first quarter of 2022, we recognized an additional source of income related to online technical support services with respect to our supplement products provided to a corporate customer. During the nine months ended June 30, 2022, we recognized $36,130 related to the provision of this service in other income, offset by a loss on disposal of furniture and fixture of $3,809. However, such service was not requested for 2023 by this corporate customer due to the economic slowdown and low sales volume of the lutein supplement products. Compared to the interest income of $1,776 earned in the nine months ended June 30, 2022, our interest income in the same period in 2023 was $218 due to a significantly lower average monthly cash balance in our bank accounts as a result of lower revenue. Government grants amounted to $97,970 and nil for the nine months ended June 30, 2023 and 2022.

Income tax expense

For the nine months ended June 30, 2023 and 2022, the income tax expense of the Company was nil. During the nine months ended June 30, 2023 and 2022, the Company generated net losses before income tax and the Company recognized a full valuation allowance against its deferred tax assets, which included net operating loss carryforwards, as management believes it is more likely than not that the Company will not recognize its net operating loss carryforward in the near future or before it expires.

Net loss

As a result of the factors discussed above, the Company posted a net loss in the amount of $2,621,745 and $966,818 for the nine months ended June 30, 2023 and 2022, respectively.

Foreign currency translation adjustment

The functional currency of our operation in the PRC is Chinese Yuan or Renminbi (“RMB”) and of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/ or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain of $152,425 and $111,684 for the nine months ended June 30, 2023 and 2022, respectively.

Comprehensive loss

The Company recognized a comprehensive loss in the amount of $2,469,320 and $855,134 for the nine months ended June 30, 2023 and 2022, respectively.

Liquidity and capital resources

As of June 30, 2023 and September 30, 2022, we had a cash and cash equivalents balance of $575,789 and $267,131, respectively.

For the nine months ended June 30, 2023, net cash provided by operating activities totaled $142,789. Operating cash inflow was mainly attributable to advance payments from our customers, $1,370,302, an increase in trade creditors, $1,052,509, an increase in other payable, $161,547, an increase in payroll payable, $10,930, tax payable, $124,620 and a non-cash item, depreciation and amortization, $46,525. The overall cash inflow was offset by the net loss, $2,621,745.

Net cash used in investing activities totaled $1,177, which was primarily related to the acquisition of trademarks.

Net cash provided by financing activities totaled $200,327, which was primarily related to the contribution from shareholders.

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

There was no financing activity for the nine months ended June 30, 2022.

The following table sets forth a summary of changes in our working capital as of June 30, 2023 and September 30, 2022:

	June 30,	September 30,
	2023	2022

Current assets	$1,255,705	$917,479
Current liabilities	7,666,084	5,172,077
	$(6,410,379)	$(4,254,598)

We require cash of approximately $3.4 million within the next twelve months, primarily related to third party vendor payables. As of June 30, 2023, we received customer advances in the amount of approximately $4.2 million. We anticipate that approximately $1.5 million and $2.7 million of this advance receipt will be recognized in revenue in fiscal years 2023 and 2024, respectively. Management has agreed that the amount received is non-refundable. However, this term is not binding by any written contractual agreement. Therefore, customers may have the right to challenge and demand the advances be refunded under relevant commercial laws and regulations. Additionally, we had approximately $0.3 million in commitments related to purchase and service agreements and the cooperation agreement for Smart Kiosks as of June 30, 2023.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments, and to meet the demands from our customers for refunds of their advanced payments, we will continue to focus on increasing our revenue through our online platforms. In October 2022, we introduced and implemented our second online platform, Kun Zhi Jian, which focuses on promoting and selling our own brand of health care-related products, particularly the thermal therapy cabin, to wholesalers and retailers. We will continue to engage service agents to promote our products and reduce our administrative overhead costs, such as the restructuring of our administrative department. Simultaneously, our directors and stakeholders continue to financially support our operations. We believe that such measures will improve our liquidity during the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company on a going concern basis. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. For the nine months ended June 30, 2023, although the Company incurred cash inflows from operating activities and financing activities of $142,789 and $200,327, it incurred a net loss of $2,621,745 and a negative working capital of $6,410,379. The economy in China was slowdown even after the COVID-19 restrictions in China had been released. Our monthly sales gradually picked up from $128,512 in the six months ended March 31, 2023 to $136,857 in the nine months ended June 30, 2023. On the other hand, there remains a delay in the approval process for our permit for the construction of Smart Kiosks as local government agencies continue to experience a higher volume and longer processing time than normal. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine the Company’s financial liquidity. Options under consideration in the review process include, but are not limited to, increasing sales through the Company’s online business, reducing overhead costs, obtaining advances of funds from the Company’s stockholders and directors, or financing through the issuance of shares. Since the first quarter of 2022, the Company has been focusing on increasing its revenue through its new online platform, Kun Zhi Jian, to explore wholesale markets. This online platform focuses on promoting and selling our own brand of preventive health care products to wholesalers. The Company also launched advertising campaigns to promote its own brand. The Company streamlined its administrative overhead costs. For example, we reduced the compensation and benefits of our administrative and managerial employees and decreased lease expense which continues into 2023.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended June 30, 2023, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter ended June 30, 2023 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

KUN PENG INTERNATIONAL LTD

Date: August 21, 2023	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: August 21, 2023	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan, Chief Financial Officer

