Form 10-K
period 2023-09-30
Kun Peng International Ltd.
filed 2024-01-16
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-169805

KUN PENG INTERNATIONAL LTD.

(Exact name of issuer as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1F, Building 3, No 1001 Huihe South Street Banbidian Village Gaobeidian Town, Chaoyang District Beijing, PRC	100025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + 86-10-87227012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 112,215,560 shares of common stock held by non-affiliates of the registrant as of March 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $32,127,315 based on the last sale price of the registrant’s common stock on such date of $0.2863 per share on the OTC Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 10, 2024, the registrant had 400,000,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any historical results and future results, performances, or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

●	Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

●	We may continue to incur losses in the future and may not be able to return to profitability, which may cause the market price of our shares to decline.

●	Our business plan is based on a relatively new model that may not be successful and we may not successfully implement our business strategies.

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

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and, for the purposes of this report only, references to:

●	“China” and “the PRC” are to the People’s Republic of China;

●	“Company” or “KPIL” are to Kun Peng International Ltd., (formerly CX Network Group, Inc.), a Nevada corporation;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“FIE” are to a foreign invested enterprise;

●	“Guoxin Zhengye” are to Guoxin Zhengye Enterprise Management Co., Ltd., a PRC company;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“KP (China)” are to Kun Peng (China) Industrial Development Company Limited, a Hong Kong company that is a holding company and a wholly-owned subsidiary of KP International;

●	“KP (Hong Kong)” are to Kun Peng (Hong Kong) Industrial Development Limited, a Hong Kong company that is a holding company and a wholly-owned subsidiary of KP International;

●	“KP International” are to Kun Peng International Holding Limited, a British Virgin Islands company that is a holding company and a wholly-owned subsidiary of the Company;

●	“KP Tian Yu” and “WFOE” are to Kun Peng Tian Yu Health Technology (Tianjin) Co. Ltd., a PRC company that is a holding company and a wholly-owned subsidiary of KP (Hong Kong); it has been a wholly foreign-owned enterprise since March 3, 2023;

●	“King Eagle (Beijing)” are to King Eagle (Beijing) Technology Co., a PRC company and a wholly- owned subsidiary of King Eagle VIE;

●	“King Eagle (China)” are to King Eagle (China) Co., Ltd., a PRC company that is majority-owned by KP Tian Yu;

●	“King Eagle (Huai’an)” are to King Eagle (Huai’an) Health Management Co., Ltd., a PRC company that is 95% owned by King Eagle VIE;

●	“King Eagle (Tianjin)” and “King Eagle VIE” are to King Eagle (Tianjin) Technology Co., Ltd., a PRC company and a variable interest entity;

●	“Kun Zhi Jian (Huai’an)” are to Kun Zhi Jian (Huai’an) Technology Co., Ltd., a PRC company and a wholly-owned subsidiary of King Eagle VIE;
●	“member(s)” are to customers who have opened an account with King Eagle VIE so as to make purchases on one of its e-commerce platforms;

●	“MOFCOM” are to the Ministry of Commerce of the People’s Republic of China;

●	“NDRC” are to the National Development and Reform Commission of the People’s Republic of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“SAFE” are to the State Administration of Foreign Exchange of the People’s Republic of China;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

●	“VIE Agreements” are to the agreements entered into by and between King Eagle (China) and King Eagle (Tianjin) to qualify King Eagle (Tianjin) as a variable interest entity, specifically, the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement;

●	“we,” “us,” “our,” “KPIL,” “the Company,” and “our Company” are to the combined business of Kun Peng International Ltd. (formerly CX Network Group, Inc.), a Nevada corporation, and its subsidiaries and other consolidated entities;

●	“WFOE” are to King Eagle (China), our wholly foreign owned enterprise until March 3, 2023, and KP Tian Yu, our wholly foreign owned enterprise since March 3, 2023.

Part I

ITEM 1. BUSINESS

Regulatory Overview - Legal and Operational Risks

The Company is not a Chinese operating company but rather a Nevada holding company with no operations of its own. It conducts its operations through its PRC subsidiary, King Eagle (China), which conducts its operations through contractual agreements with a variable interest entity (“VIE”), King Eagle (Tianjin), and its subsidiaries, King Eagle (Beijing), Kun Zhi Jian (Huai’an), and King Eagle (Huai’an), as discussed in greater detail below. See “- Corporate History and Structure - Contractual Arrangements,” below.

The VIE structure involves unique risks to shareholders and investors. It is used to provide investors with contractual exposure to foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating companies. Due to PRC legal restrictions on foreign ownership in certain businesses, we do not have any equity ownership of the VIE or its subsidiaries; instead, we receive the economic benefits of the VIE’s business operations through certain contractual arrangements.

As a result of such series of contractual arrangements, King Eagle (China) is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidated entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiaries in its consolidated financial statements in accordance with U.S. GAAP. Neither the Company nor its investors own any equity interest in, have direct foreign investment in, or control through any such ownership of or investment in the VIE. As a result, investors in the Company’s common stock are not purchasing an equity interest in the VIE or in its subsidiaries, but instead are purchasing an equity interest in KPIL, the Nevada holding company. These contractual arrangements have not been tested in a court of law in the PRC. Moreover, the binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

Risks Related to our VIE Structure

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with King Eagle VIE. If the Chinese government should disallow or limit the use of the VIE, it could materially and adversely affect our business, which could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations” on page 38.

●	Although we have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and King Eagle VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, but that such ownership structures have not been tested in court, KPIL faces uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, King Eagle VIE’s financial performance, and the value of a shareholder’s KPIL shares. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China) and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 39.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial negative impact on KPIL’s business and consequently on the value of KPIL’s securities. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected and we may be forced to relinquish our interests in those operations” on page 38.

●	On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation including future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, it is uncertain whether our contractual arrangements would be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with. See “Item 1A. Risks Factors - Risks Related to Our VIE Structure - Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law” on page 40.

●	Neither the Company nor its shareholders have a direct equity ownership interest in King Eagle VIE. The Company’s relationship to the VIE is defined by the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China) and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 39.

For additional risks related to our VIE structure, see “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE” starting on page 38.

Risks Related to Doing Business in China

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China” on page 43.

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection” on page 41.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. King Eagle (China) and it’s VIE’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock. See “Item 1A. Risk Factors - Risks Related to our Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 52.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, King Eagle (China) and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. See “Item 1A. Risk Factors - Risks Related to Our Business - We will rely on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business” on page 37.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate with respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from the standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders” on page 53.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIE’s business and financial condition. Any deterioration in our VIE’s business could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition” on page 51.

●	Our business operations are conducted in China through our VIE and its subsidiaries. If we should become subject to the recent scrutiny, criticism, and negative publicity involving U.S. listed China-based companies, we may have to expend significant resources to investigate and/or defend negative allegations. If such allegations cannot be addressed and resolved favorably, it could result in a material change in the business operations of our PRC subsidiaries, significantly limit our ability to obtain financing through the sale of additional securities, and cause our securities to significantly decline in value or be worthless. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, stock price, and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably” on page 56.

●	There are political risks associated with conducting business in Hong Kong and China. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - There are political risks associated with conducting business in China” on page 51.

●	Although our current independent registered public accounting firm is headquartered in Kuala Lumpur, Malaysia and, therefore, we believe that its work papers are available for inspection by the PCAOB, our common stock could, in the future, be delisted under the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 and related regulations, if the PCAOB is unable to inspect our auditors in the future. The delisting of our common stock, or the threat of its being delisted, may materially and adversely affect the value of your investment. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange” on page 50.

Implications of Being a Holding Company - Transfers of Cash to and from Our Subsidiaries

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

See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 52.

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

The Name Change, the Domicile Change, and the Reverse Stock Split were effective as of July 11, 2017. Subsequently, the Company’s trading symbol for its common stock was changed to “CXKJ.”

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

In connection with the SPA, on the same day, we entered into a spin-off agreement (the “Spin-Off Agreement”) with CX Cayman (the “Spin-Off Subsidiary”) and Continent Investment Management Limited and Golden Fish Capital Investment Limited, (together, the “Spin-Off Subsidiary Buyers”). Pursuant to the Spin-Off Agreement, the Spin-Off Subsidiary Buyers received all of the issued and outstanding capital stock of the Spin-Off Subsidiary for an aggregate purchase price of $1. As a result, the Spin-Off Subsidiary Buyers became the sole equity owners of the Spin-Off Subsidiary and the Company has no further interest in the Spin-Off Subsidiary.

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

Kun Peng International Holding Limited

KP International Holding was incorporated in the British Virgin Islands on April 20, 2021. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kun Peng (China) Industrial Development Company Limited, incorporated in Hong Kong on August 11, 2017, for an aggregate cash consideration of $0.129 (HK$1). After the ownership transfer, KP International Holding became the sole shareholder of KP (China). KP International Holding is a holding company.

Kun Peng (China) Industrial Development Company Limited

Kun Peng (China) Industrial Development Company Limited (“KP (China)”) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of the company is 10,000 ordinary shares at $1,292 (HK$10,000) and, prior to its acquisition by KP International Holding, it was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to Kun Peng (China) Industrial Development Company Limited and it filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phase and on developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly-owned subsidiary of KP International Holding on May 3, 2021.

On August 24, 2023, we filed an application with the Companies Registry of Hong Kong for deregistration and dissolution of KP (China). We expect that the company will be dissolved by the end of January 2024.

Kun Peng (Hong Kong) Industrial Development Limited

Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”) was incorporated as a limited liability company in Hong Kong on June 21, 2021 with a share capital of one ordinary share at approximately $0.13 (HK$1). KP (Hong Kong) is a holding company, is wholly owned by Kun Peng International Holding, and is the sole shareholder of Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd. It also owns 49% of King Eagle (China) Co., Ltd.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd. (“KP Tian Yu”) was established as a wholly-owned subsidiary of KP (Hong Kong) on August 10, 2021 under the laws of the People’s Republic of China. with a registered capital of approximately $0.7 million (RMB5,000,000). As of March 3, 2023, it is the owner of 51% of the outstanding shares of King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in the People’s Republic of China on March 20, 2019, with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP (China) at the time of establishment. On November 2, 2020, KP (China) transferred a 15% interest, approximately $2.2 million (RMB 15 million), to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, PRC.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd. entered into equity transfer agreements with KP (China) and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd. and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the equity transfer agreements, Guoxin Ruilian Group Co., Ltd. agreed to transfer an 8% ownership interest in King Eagle (China) to Guoxin Zhengye and its remaining 7% ownership in King Eagle (China) to KP (China) on April 20, 2021. After the transfer, KP (China) and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively. Guoxin Zhengye agreed to transfer its 8% ownership interest in King Eagle (China) to KP (China) on August 26, 2022. As a result of the transfer, KP (China) became the sole shareholder of King Eagle (China) and King Eagle (China) became a wholly foreign-owned enterprise (WFOE).

On November 1, 2022, KP (China) entered into ownership transfer agreements with KP (Hong Kong) and KP Tian Yu, pursuant to which KP (China) transferred 49% and 51% of its ownership in King Eagle (China) to KP (Hong Kong) and KP Tian Yu, respectively. The ownership transfer was completed on March 3, 2023, after which time King Eagle (China) is no longer a WFOE.

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle VIE”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle VIE. It is owned by multiple individuals: Chengyuan Li (approximately 45.5%), Xiujin Wang (approximately 10.5%), Yuanyuan Zhang (approximately 10%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), Zhandong Fan, and Hui Teng (each of whom owns approximately 5%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Chengyuan Li is a director and Yuanyuan Zhang is Chief Financial Officer of the Company.

Some of the business engaged in by King Eagle VIE is restricted or prohibited for foreign investment under PRC regulations. Therefore, King Eagle (China) entered into VIE Agreements with King Eagle VIE and its shareholders. Although we do not own any equity interests in King Eagle VIE, we control and receive the economic benefits of its business operations through the VIE Agreements. The VIE Agreements enable us to provide King Eagle VIE with consulting services on an exclusive basis, in exchange for all of its annual profits, if any. In addition, we are able to appoint its senior executives and approve all matters requiring approval of its shareholders. The VIE Agreements are comprised of a Consulting Service Agreement, Business Operation Agreement, Proxy Agreement, Equity Disposal Agreement, and Equity Pledge Agreement, which are described in further detail under “Contractual Arrangements,” below.

We believe that the VIE Agreements are not subject to any government approval under current Chinese laws and regulations. The shareholders of King Eagle VIE were required to register with SAFE when they established offshore vehicles to hold KP International Holding; such SAFE registration was effected on May 14, 2021. The shareholders of King Eagle VIE have registered their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). Moreover, the binding rights over the VIE’s subsidiaries in the VIE Agreements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle VIE’s financial performance and the enforceability of the VIE Agreements. See “Contractual Arrangements,” below.

King Eagle VIE owns 100% of the outstanding shares of King Eagle (Beijing) and Kun Zhi Jian (Huai’an) and 95% of the outstanding shares of King Eagle (Huai’an).

King Eagle (Beijing) Technology Co., Ltd.

King Eagle (Beijing) Technology Co., Ltd. (“King Eagle (Beijing)”) was established under the laws of the People’s Republic of China on December 1, 2022 with a registered capital of approximately $0.7 million (RMB5 million). It is a wholly-owned subsidiary of King Eagle VIE. King Eagle (Beijing) commenced its operation of our new online platform called “Kun Zhi Jian” in January 2023. This platform became one of the components of the Kun Zhi Jian Mini Program in November 2023. Since then, King Eagle (Beijing) has focused on the wholesaling of health care related products and dietary supplements.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”) was established on October 26, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB1 million). It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Huai’an) commenced operations in November 2023 and primarily focuses on marketing and selling physiotherapy equipment products.

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”) was established on September 19, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.69 million (RMB5 million). It is owned 95% by King Eagle VIE and 5% by Hu’nan Ant Doctor Health Service Co., Ltd. King Eagle (Huai’an) became fully operational in October 2023 and focuses on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

(1)	The contractual agreements between King Eagle (China) and King Eagle VIE consist of:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

(2)	Although King Eagle (Huai’an) was formed in September 2023 and Kun Zhi Jian (Huai’an) was formed in October 2023, they did not commence full operations until October and November 2023, respectively.

Contractual Arrangements

While we do not have any equity interest in our consolidated affiliated entities, King Eagle VIE and its subsidiaries, we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses, or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise, or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations, and rules, on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. See “Risk Factors-Risks Related to Doing Business in China-Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and operations” and “Risk Factors-Risks Related to Doing Business in China-Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.” Moreover, the binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Risk Factors-Risks Related to Our Commercial Relationship with our VIE.”

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

To determine whether a variable interest that we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all the facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (management and members of the board of directors) and that have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE. To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests that are deemed to be variable interests in the VIE. This assessment requires us to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

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

Equity Disposal Agreement

Pursuant to the terms of an Equity Disposal Agreement dated May 15, 2021 among King Eagle (China), King Eagle VIE, and the shareholders of King Eagle VIE (the “Equity Disposal Agreement”), the shareholders of King Eagle VIE granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase all or part of King Eagle VIE’s and its subsidiaries’ equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The Option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle VIE agreed to give King Eagle (China) the total amount of the exercise price as a gift, or other method, upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle VIE. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

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

Cash Flows

Our Company is a holding company, and we will rely on dividends and other distributions on equity paid by our Hong Kong and China subsidiaries for our cash and financing requirements. Any funds we may transfer to King Eagle (China), either as a loan or as an increase in registered capital, are subject to approval by or registration with relevant government authorities in China, regardless of the amount of the transfer. According to the relevant PRC regulations, capital contributions to our PRC subsidiary are subject to the submission of reports of changes through the enterprise registration system and registration with a local bank authorized by SAFE. In addition, any foreign loan procured by our PRC subsidiary is required to be registered with SAFE, and such loan is required to be registered with the NDRC. We may not be able to complete such registrations or obtain necessary approvals on a timely basis with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to complete such registration or other procedures, our ability to maintain our corporate structure while capitalizing our PRC subsidiaries’ operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

To date, substantially all of our sales have been earned by our PRC subsidiary, King Eagle (China), and King Eagle VIE. Neither we nor King Eagle (China) own any equity interest in King Eagle VIE. In accordance with the terms of the Consulting Service Agreement, King Eagle (China) is entitled to receive payments from King Eagle VIE in the form of a service fee which, in turn, may be distributed to us as dividends. As a holding company, we will rely on dividends and other distributions on equity paid by our BVI, Hong Kong, and PRC subsidiaries for our cash and financing requirements. Our Hong Kong and PRC subsidiaries are permitted under the respective laws of Hong Kong and China and to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our Hong Kong or PRC subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of Hong Kong or the PRC or due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on the ability to transfer cash. In addition, if any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us.

After investors’ funds enter the Company, the funds can be directly transferred to KP International in accordance with the laws of the State of Nevada, which will then directly transfer the funds to KP (Hong Kong). KP Hong Kong can then transfer the funds to KP Tian Yu, which can then transfer the funds to King Eagle (China). King Eagle (China) can subsequently transfer funds to King Eagle VIE in accordance with the VIE Agreements.

If the Company intends to distribute dividends, King Eagle (China) will transfer funds received as dividends from King Eagle VIE to KP Tian Yu in accordance with the laws and regulations of China. KP Tian Yu will then transfer the funds to KP Hong Kong in accordance with the laws of China, KP Hong Kong will transfer the funds to KP International in accordance with the laws of Hong Kong, and KP International will then transfer the funds to the Company in accordance with the laws of the BVI. The Company will then distribute the dividends to all of its shareholders respectively in proportion to the shares they hold in accordance with the laws and regulations of the State of Nevada, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

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

Under PRC laws, rules, and regulations, our PRC subsidiaries are allowed to pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations, and only after setting aside at least 10% of their after-tax profits each year after making up for previous years’ accumulated losses, if any, to fund certain statutory reserves, until the aggregate amount of such fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. However, there can be no assurance that the PRC government will not intervene or impose restrictions on their ability to transfer or distribute cash within our organization or to foreign investors, which could result in an inability or prohibition on making transfers or distributions outside of China and may adversely affect our business, financial condition, and results of operations.

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

Neither the Company nor any of its Hong Kong subsidiaries or its PRC subsidiary has paid dividends or made distributions to U.S. investors. No funds have been transferred by the holding companies to the Hong Kong subsidiaries, the PRC subsidiary, or the VIE for the fiscal years ended September 30, 2023 or 2022 and through the date of this Annual Report, to fund their business operations. In the future, any cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, and to King Eagle VIE and its subsidiaries as loans.

See “Condensed Consolidating Schedule,” below and “Item 8. Financial Statements and Supplementary Data - Consolidated Financial Statements and Footnotes” on page 76.

Condensed Consolidating Schedule

Set forth below is the condensed consolidated balance sheet information as of September 30, 2023 and 2022, and condensed consolidated statements of operations and cash flows for the fiscal years ended September 30, 2023 and 2022, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below) and the VIE (as defined below), eliminating entries and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 11.

For the purposes of this section:

“Parent Entity” refers to Kun Peng International Limited;

“Non-VIE Subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kun Peng (China) Industrial Development Company Limited (“KP (China)”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	King Eagle (China) Co., Ltd. (“King Eagle (China)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”).

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) and its subsidiaries.

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu since March 3, 2023.

Condensed Consolidated Balance Sheets

As of September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$10,457	$6	$447,117	$-	$457,580
Intercompany receivables-current	-	494,197 (2)	-	2,119,294 (1)	(2,613,491)	-
Total current assets	-	541,004	6	2,734,428	(2,613,491)	661,947
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	472,359	-	127,674	(34,164)	600,029
Total assets	34,160	1,013,363	6	2,862,102	(2,647,655)	1,261,976
Intercompany payables	724,680	1,909,747 (1)	617 (1)	34,370	(2,669,414)	-
Total current liabilities	790,680	2,182,828	617	5,880,979	(2,669,414)	6,185,690
Total non-current liabilities	-	60,526	-	35,381	-	95,907
Total liabilities	790,680	2,243,354	617	5,916,360	(2,669,414)	6,281,597
Total shareholders’ equity	(756,520)	(1,107,853)	(611)	(2,895,395)	21,759	(4,738,620)
Non-controlling interests	-	(122,138)	-	(158,863)	-	(281,001)
Total equity	(756,520)	(1,229,991)	(611)	(3,054,258)	21,759	(5,019,621)
Total liabilities and equity	$34,160	$1,013,363	$6	$2,862,102	$(2,647,655)	$1,261,976

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

As of September 30, 2022

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated		WFOE	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$14		$11,581	$255,536	$-	$267,131
Intercompany receivables-current	-	-		179,211 (2)	1,684,751 (1)	(1,863,962)	-
Total current Assets	-	14		250,651	2,530,776	(1,863,962)	917,479
Intercompany receivables-noncurrent	-	4		-	-	(4)	-
Total non-current Assets	34,160	4		755,365	107,774	(34,164)	863,139
Total assets	34,160	18		1,006,016	2,638,550	(1,898,126)	1,780,618
Intercompany payables	451,763 (3)	17,213	(1)(2)	1,428,180 (1)	-	(1,897,156)	-
Total current liabilities	515,763	17,213		1,924,426	4,611,831	(1,897,156)	5,172,077
Total noncurrent liabilities	-	-		242,100	22,024	-	264,124
Total liabilities	515,763	17,213		2,166,526	4,633,855	(1,897,156)	5,436,201
Total shareholders’ Equity	(481,603)	(17,195)		(1,038,372)	(1,836,489)	(970)	(3,374,629)
Non-controlling interests	-	-		(122,138)	(158,816)	-	(280,954)
Total equity	(481,603)	(17,195)		(1,160,510)	(1,995,305)	(970)	(3,655,583)
Total liabilities and equity	$34,160	$18		$1,006,016	$2,638,550	$(1,898,126)	$1,780,618

(1)	Intercompany receivables from non-VIE entities and WFOE and intercompany payables to VIE represent loans to non-VIE entities and WFOE for working capital purposes.

(2)	Intercompany receivables from the parent entity and non-VIE entities represent loans from King Eagle (China) to the parent entity and non-VIE entities for working capital purposes.

(3)	Intercompany payables to WFOE and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

Condensed Consolidated Statements of Operations Data

For the fiscal year ended September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$3,917,335	$-	$3,917,335
Intercompany revenue	-	442,382	519,296	-	(961,678)	-
Cost of revenue and related tax	-	779	1,006	431,436	-	433,221
Gross profit	-	441,603	518,290	3,485,899	(961,678)	3,484,114
Total operating expenses	274,917	438,906	604,656	4,414,524	-	5,733,003
Intercompany operating expenses	-	-	-	961,678	(961,678)	-
(Loss) income from operations	(274,917)	2,697	(86,366)	(1,890,303)	-	(2,248,889)
Other (expenses) income	-	(1,183)	461	100,398	-	99,676
(Loss) income before income taxes	(274,917)	1,514	(85,905)	(1,789,905)	-	(2,149,213)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)

For the fiscal year ended September 30, 2022

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$7,510,059	$-	$7,510,059
Intercompany revenue	-	-	1,463,241	-	(1,463,241)	-
Cost of revenue and related tax	-	-	6,979	1,188,645	-	1,195,624
Gross profit	-	-	1,456,262	6,321,414	(1,463,241)	6,314,435
Total operating expenses	217,243	6,601	1,699,386	6,398,815	-	8,322,045
Intercompany operating expenses	-	-	-	1,463,241	(1,463,241)	-
Loss from operations	(217,243)	(6,601)	(243,124)	(1,540,642)	-	(2,007,610)
Other income	-	-	5,671	29,098	-	34,769
Loss before income taxes	(217,243)	(6,601)	(237,453)	(1,511,544)	-	(1,972,841)
Income tax expense	-	-	-	-	-	-
Net loss	$(217,243)	$(6,601)	$(237,453)	$(1,511,544)	$-	$(1,972,841)

Condensed Consolidated Schedule of Cash Flows

For the fiscal year ended September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)
Intercompany receivables	-	(333,732)	-	(927,079)	1,260,811	-
Intercompany payables	272,917	329,657	191,152	453,740	(1,247,466)	-
Net cash provided by (used in) operating activities	-	12,739	(13,007)	(440,107)	13,345	(427,030)
					-
Net cash used in investing activities	-	-	(606)	-	-	(606)

Net cash provided by financing activities	-	-	-	644,803	-	644,803

Effect of exchange rate fluctuation on cash	$-	$(10,828)	$10,570	$(13,115)	$(13,345)	$(26,718)

For the fiscal year ended September 30, 2022

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE	Eliminating Adjustments	Consolidated

Net loss	$(217,243)	$(6,601)	$(237,453)	$(1,511,544)	$-	$(1,972,841)
Intercompany receivables	-	-	(41,980)	(543,646)	585,626	-
Intercompany payables	229,243	6,619	343,386		(579,248)	-
Net cash provided by (used in) operating activities	-	18	32,560	(1,631,086)	6,378	(1,592,130)
					-
Net cash used in investing activities	-	-	(139,155)	-	-	(139,155)

Effect of exchange rate fluctuation on cash	$-	$(4)	$(2,867)	$(52,020)	$(6,378)	$(61,269)

Our Business

Overview of Health Food Market in China

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

According to the above-mentioned article published by Hong Kong Trade Development Council in September 2022, the government of the People’s Republic of China has progressively encouraged its civilians to lead healthy lifestyles and minimize diseases so as to lengthen life expectancy for its people and it introduced the “Healthy China Initiative 2019-2030” in 2019. Intelligence Research Group indicated that sales of health food in mainland China rose by 8.2% in 2021, and that the health food market in mainland China represented 17.8% of global sales in that year and was the second largest health food market in the world. It indicates that sales of health food in mainland China rose by 3.0% in 2022 to RMB394.7 billion. iiMedia Research projects that sales will reach RMB423.7 billion by 2027. (Source: https://research.hktdc.com/en/article/MzA4NzQ3NzUw)

Since the global health issue and the COVID-19 pandemic, people have increased their health and nutrition consciousness. King Eagle (China) believes preventive care is the most effective investment in health. Based on the statistics compiled by Euromonitor, the market size of health care products in China was as follows:

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

To promote awareness of preventive care among the vast population of the PRC, we serve our customers through our mobile (King Eagle Mall) platform and through our new online platform, Kun Zhi Jian and Kun Zhi Jian Mini Program.

King Eagle Mall

We developed and launched a mobile social e-commerce platform, King Eagle Mall, which promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services. As of January 10, 2024, King Eagle Mall had approximately 5,669 members.

The three cores and five features that we are developing through the King Eagle Mall are:

Core 1: Integration of resources in the health care industry

Feature 1	Closed-loop supply chain	Compared with the traditional B2B and B2C marketing models, our mobile application, King Eagle Mall, has a more efficient marketing layout that does not require stocking of inventory and capital investment. All the goods being offered are supported by upstream suppliers. Customers can buy goods more flexibly, and the distribution of goods is accomplished by way of direct supply by manufacturers, which meets the needs of customers and promotes an increase in product sales. This completely closed-loop supply chain is more conducive to the rapid development of King Eagle (China) and enhanced resource utilization.

Feature 2	S2B2C model perfectly provides three-terminal users with the most intuitive service and use value.	S2B2C is an innovative e-commerce model that can drive much greater value innovation than traditional models. This kind of innovation is reflected in S (supplier) and B (platform) working together to provide C (customer) with more thorough services. In other words, S empowers B and supports B to conduct product and service transactions with C, while B and C pass on their needs to S, so that S can better serve B and C, satisfying a wider group and achieving a larger demand channel.

Core 2: Personal health management

Feature 3	Connecting to health and wellness experience, improving service height.	Ecological + elderly care + healthy lifestyle experience is an indispensable part of the health industry, and it is also a supply and demand gap that will inevitably appear in industrial development and economic development. For middle and high net worth groups, we provide different types of health and elderly lifestyle experience environments.

Core 3: Wealth value

Feature 4	Sharing Wealth	Health itself is wealth. King Eagle Mall is not just a comprehensive consumer docking platform, it is also a new channel to provide wealth for upstream supply chain enterprises and terminal members. Through the integrated platform, King Eagle (China) shares healthy lifestyle information with its members and meets different health needs of different members.

Feature 5	Quality of Life	To strengthen the concept of healthiness, King Eagle Mall will go deep into every corner of life in the future, providing members with more healthy choices in five areas: clothing, food, home living, daily necessities, and transportation, and guiding our members to lead a healthier and better quality life.

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

Kun Zhi Jian Online Platform

In October 2022, King Eagle (Tianjin) introduced and implemented a new online platform, Kun Zhi Jian, which focuses on promoting and selling physiotherapy equipment and our own brand of preventive health care and health related household products to wholesalers and retailers. In the platform’s initial phase, we sold thermal therapy cabins to wholesalers. Equipped with infrared light and at a high temperature, approximately like that of a hot spring, this product helps enhance blood circulation and oxygen inhalation and improves insomnia. Currently, we promote and sell other physiotherapy equipment, our own brand, and other popular brands of health care related products on this new platform. As of January 10, 2024, Kun Zhi Jian had approximately 2,129 members. This online platform is operated at: http://api.kp-tj.com/roomapp/#/home.

Kun Zhi Jian Mini Program. In November 2023, we launched Kun Zhi Jian’s Mini Program, which is composed of three areas: physiotherapy equipment, a customer service center, and an online shopping mall (Kun Zhi Jian). The customer service center provides healthy diet and nutritional suggestions to our customers based on their health profile and a tongue examination that utilizes health care expertise and technology from local health care service providers performed at our customer service center. The shopping mall offers a variety of products ranging from health foods to small kitchen appliances.

Online interface program of Kun Zhi Jian Mini Program

Kun Zhi Jian Customer Service Center

Smart Kiosks

On March 31, 2021, King Eagle VIE entered into an oral agreement with Guoxin Star Network Co., Ltd. (“Guoxin”) under which King Eagle VIE was granted the right to operate 50 Smart Kiosks for five years. Due to the COVID-19 pandemic, our application for construction permits for the Smart Kiosks was delayed by the local government agencies for more than two years. In the last quarter of fiscal year 2023, Guoxin determined that it was unable to obtain the permit and both parties agreed to abandon this construction project.

COVID-19

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. In addition, in July 2023, the PRC government fully opened its border to foreigners without requirements of quarantine or application for a health code upon arrival in the PRC. Although respiratory illness, especially among children, surged in China and some parts of the world in November 2023, this is a treatable disease and is containable according to the medical experts in China.

The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022 to mitigate the adverse impacts of COVID-19. In November 2023, the Company also launched Kun Zhi Jian Mini Program to expand its customer services and preventive health care products.

Strategic Relationships to Provide Comprehensive Health Services

Preventive health care focuses upon the relationship between genetics, environment, physiology, psychology, and lifestyle to assist in addressing health and disease. Physical examinations assist in providing personalized solutions to eliminate the cause of disease and to treat and regulate functional changes, so as to help patients overcome disease and lead healthier lives. Leveraged with health care expertise and technology from local health service providers, we explored potential strategic relations with health service providers to offer our members and customers integrated health conditioning, tracking management, high-level, personalized, and convenient health care, testing, consulting, and nutritional advisory services, based on customer profile data in the King Eagle Mall and the Kun Zhi Jian Mini Program.

Sales and Marketing

We will and do engage in a variety of marketing activities intended to drive user traffic to our mobile application and our new online platform and to give us the opportunity to introduce our products and services to prospective members. For our online mobile application, King Eagle Mall, we (i) pay various mobile app channels to broadcast our apps to raise awareness of our products and increase their ranking to attract new users; (ii) engage in self-promoting on social media; (iii) advertise our products via our cooperative public platforms; (iv) organize off-line experience events and activities; (v) enter into business alliances with various well-known regional and global health care product business partners and prestigious health organizations; (vi) intend to provide health education on our official website: www.kp-china.com; and (vii) engage agents to promote our products. Our marketing strategy focuses on seeking well known network and platform providers to broadcast our products and services, improving the products and services to raise our ranking in app stores, and display advertising to increase our exposure so as to attract new users.

We launched an additional online platform, Kun Zhi Jian, in October 2022, and in November 2023 we launched Kun Zhi Jian Mini Program, which is composed of three areas: a thermal therapy product, a customer service center, and an online shopping mall (Kun Zhi Jian). We market and promote our Kun Zhi Jian Mini Program through various types of outreach activities either by our marketing team or by service agents.

Our Customers

Our customers primarily consist of individual members. As of September 30, 2023 and 2022, King Eagle Mall had approximately 5,669 and 15,077 members, respectively. Our newer online platform focuses on wholesalers. As of September 30, 2023 and 2022, it had approximately 2,112 and nil wholesale members, respectively.

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

Our competitors mainly come from social e-commerce platforms, including Pinduoduo (based on the group buying model), Weimeng (providing services for micro-businesses), Taobao, JD, and others.

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

Diversity of product offerings

With the development of our new online platform, Kun Zhi Jian, and its Mini Program, we now offer a diverse array of products, including physiotherapy equipment, diet and nutritional advice, and health care related products. In addition, we target both wholesale and retail customers.

Value-added health care screening and monitoring services

Through the launch of the Kun Zhi Jian Mini Program, we coordinated with local health care service providers and leveraged their health care expertise and technology. Those local health care service providers offer health care screening and monitoring to our customers and members at our Kun Zhi Jian Customer Service Centers. By providing these value-added services to our customers and members, our customers and members can get a better understanding of their health. We are able to provide more concrete nutritional advice and refer them to our health care related products.

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

Trademarks

We also developed our business trademarks. In order to protect our intellectual property rights, we have registered our trademarks in the PRC, including without limitation the following:

		Trademark
Country/Area	Trademark	Number	Classes
PRC	金嗨购	50368216	9

PRC	金嗨购	50374979	16

PRC	金嗨购	50375007	37

PRC	金嗨购	50377397	39

PRC	金嗨购	50382061	41

PRC	金嗨购	50382076	42

PRC	金嗨购	50392663	43

PRC	金嗨购	50375312	45

PRC		50374965	9

PRC		50371272	16

PRC		50373087	37

PRC		50387468	39

PRC		50369532	41

PRC		50380120	42

PRC		50392663	43

PRC		50387165	45

PRC		50366519	43

PRC		55127695	1

PRC		55146919	3

PRC		55139610	9

PRC		55134787	10

PRC		55132744	35

PRC		55140311	41

PRC		55141993	43

PRC		55132362	5

PRC		55155215	30

PRC		55140329	42

PRC	鲲之味	57843237	21

PRC	鲲之味	63933981	29

PRC	鲲之味	63920505	31

PRC	鲲之味	63919828	33

PRC	鲲之味	63906792	35

PRC	鲲之味	63919846	40

PRC	鲲品汇	63930097	5

PRC	鲲品汇	63933981	29

PRC	鲲品汇	63921829	30

PRC	鲲品汇	63920505	31

PRC	鲲品汇	63922453	32

PRC	鲲品汇	63919828	33

PRC	鲲品汇	63906792	35

PRC	鲲品汇	63919846	40

PRC	鲲之健	66800246	5

PRC	鲲之舱	67366839	10

PRC	鲲之舱	67355365	29

PRC	鲲之舱	67359940	30

PRC	鲲之舱	67374685	31

PRC	鲲之舱	67363338	43

PRC	鲲之舱	67375399	44

PRC	诺亚之舱	67241922	10

PRC	诺亚之舱	67357207	29

PRC	诺亚之舱	67253976	30

PRC	诺亚之舱	67366831	31

PRC	诺亚之舱	67251066	43

We regard our copyrights and our trademarks important to our success and our competitive position.

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers; we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of presenting the compensation costs of our in-house technology team as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the years ended September 30, 2023 and 2022.

Environmental, Social, and Governance Standards

The concept of environmental, social, and corporate governance standards or metrics (“ESG”) is an emerging global trend. Management believes the PRC is at the forefront of this global trend, as evidenced by the PRC’s desire to reach peak carbon by 2030 and become carbon neutral by 2060. These goals require companies to start transitioning to a lower-carbon business model. Moreover, corporate reporting on a complete set of ESG metrics will assist regulators to timely adjust their policies and will enable investors and customers to make informed decisions. Our management is actively addressing environmental and social responsibility as part of its strategy and goals for the Company. The steps taken include identifying and setting goals in line with the Company’s environmental and social responsibility goals.

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

Our ESG mission includes working to advance the needs of a broad group of stakeholders, namely our employees and the community in which we live and operate while staying conscious of the environmental impact of our growing operations. Our management is actively addressing environmental and social responsibility as part of its strategy and goals for the Company.

Environment. As part of our Company’s environmental strategy, we work to mitigate our carbon footprint by carefully considering how we consume resources and integrating the best environmentally-focused technology into our business. Our Company has been implementing the concept of environmental protection by utilizing capital resources for enhancing product quality, reviewing the practices of manufacturers, including the sourcing and sustainability of packaging materials, such as single-use plastics, identifying a growing demand for natural or organic products and ingredients, understanding evolving consumer concerns regarding the effects of ingredients or substances present in products, attempting to change consumer sentiment toward non-local products or sources, and attempting to increase awareness of environmental impacts (including packaging, energy and water use, and waste management). Our Company has started utilizing a sustainable environmental protection packaging, the newly designed selene-rich egg packaging, which reduces environmental pollution.

Social. The value of a company is not only reflected in the profits and value it creates, but also in its contribution to society. We are striving as a business to give back to society in five areas: health, quality of life, environment, and public welfare. We are actively addressing social concerns, such as participating in rural revitalization tourism, supporting the development of our employees, promoting the standardized operation of the industry, and responding to our government’s call for low-carbon green development.

Recently, a number of online media, including Xinhua News Agency, Tencent, China Fortune, and Toutiao, praised our Company’s employees who were volunteers in caring for autistic teenagers. In December 2021, we coordinated with Beijing Zhuxiaoxing Special Group Integration and Entrepreneurship Center to support special group entrepreneurial projects through online live streaming. We are concerned about the difficulties faced by young people with autism in finding and maintaining employment and in starting a business. In order to allow older autistic teens to have their own jobs, develop skills, and integrate into society as soon as possible, King Eagle Mall utilizes the advantages of its own social e-commerce platform and uses traffic calls to actively support and motivate autistic teenagers with respect to their entrepreneurial projects.

Corporate. Since the Company was established, we have attempted to be a major participant in the digitalization of business and commercialization of digital businesses. From a series of operations, such as member use, purchase experience, and data viewing, King Eagle Mall provides functions, such as one-click operation, real time information feedback, and intelligent recommendations. In the process of deepening the digital strategy of King Eagle Mall, the overall strength of our Company has also significantly improved, and it can provide consumers with a new shopping experience in the future. In addition, King Eagle (China)’s instant messaging tool, K Messenger, officially launched in April 2023 as a private domain, traffic dynamic, instant messaging software, representing another advance in the field of wireless Internet by King Eagle (China) and enhancing communication among its stakeholders and customers.

K Messenger plays an important role in our development strategy. Since we commenced research and development in March, it has been closely watched by the market and the industry, and has attracted the interest of many users. K Messenger is an online product launched within the King Eagle (China) business line. In the short term, the goal of K Messenger is to provide a sustainable instant messaging platform for dealers that will improve the communication efficiency between dealers and enterprises. With the expansion of user scale and the continuous improvement of product reliability and functionality, we believe that K Messenger will bring more social benefits to users while also promoting the rapid development of King Eagle (China)’s business results.

As an international start-up company, we will be addressing, identifying, and setting our ESG goals. These will be further disclosed in future filings of our periodic reports with the Securities and Exchange Commission.

Regulations

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business. See “Risk Factors - Risks Related to Doing Business in China.”

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

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. Following the 2021 Share Exchange, we conduct our business through our control of KP International Holding. Each of King Eagle (China), King Eagle VIE, King Eagle (Beijing), King Eagle (Huai’an) and Kun Zhi Jian (Huai’an) holds a business license that covers its present or planned business.

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

King Eagle (Huai ‘an)’s business license was issued on September 19, 2023. The business scope includes, among numerous other things: General items: tele-health management services; Sales of Category I medical devices; Marketing of sanitary and single-use medical supplies; TCM health care services (non-medical); The second category of medical device sales; Nursing facility services (excluding medical services); Hospital management; Human resource services (excluding job intermediary activities and labor dispatch services); Elderly care service; Network technology services; Information technology consulting services; Patient care services; Clinic services (except for items that need to be approved according to law, independently carry out business activities according to law with business license). Licensed items: the third type of medical device business; Internet hospital services relying on physical hospitals; Medical services; Medical device Internet information service; Internet live broadcast technical services; Internet information services; Electronic authentication services; Drug Internet information service; Information network dissemination of audiovisual programs; Call center (For projects subject to approval according to law, business activities can only be carried out after approval by relevant departments, and the specific business projects shall be subject to the approval results).

Kun Zhi Jian (Huai ‘an)’s business license was issued on October 26, 2023. The business scope includes a variety of items: General items: technical service, technology development, technology consultation, technology exchange, technology transfer, technology promotion; Information technology consulting services; Network technology services; Sales of Category I medical devices; Marketing of sanitary and single-use medical supplies; TCM health care services (non-medical); The second category of medical device sales; Nursing facility services (excluding medical services); Hospital management; Human resource services (excluding job intermediary activities and labor dispatch services); Elderly care service; Tele-health management services; Patient care services; Clinic services; Single-purpose commercial prepaid card agent sales (except for items subject to approval according to law, independently carry out business activities according to law with business license). Licensed items: Internet hospital services based on physical hospitals; Medical services; The third type of medical device management; Medical device Internet information service; Internet live broadcast technical services; Internet information services; Electronic authentication services; Drug Internet information service; Information network dissemination of audiovisual programs; Call center (For projects subject to approval according to law, business activities can only be carried out after approval by relevant departments, and the specific business projects shall be subject to the approval results)

Dividend Distributions

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

Employees

Currently, we have a total of 34 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
IT	7
Finance	4
Sales and Marketing	2
General Affairs	6
General Service	6
Listing	2
General and Administrative	4
Planning	3
Total	34

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

The auditor’s report on the audited consolidated financial statements of the Company included in this Annual Report include a paragraph that indicates that they were prepared assuming that we would continue as a going concern. As of September 30, 2023, the Company incurred cash outflows from operating activities of $427,030, a net loss of $2,149,213, and negative working capital of $5,523,743. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers through Kun Zhi Jian, an online platform launched in October 2022, streamlining its overhead costs, and, as necessary, obtaining financing or capital funding from its stockholders or directors. In addition, in November 2023, the Company launched the Kun Zhi Jian Mini Program through which it offers health screening and monitoring at the Kun Zhi Jian customer service center and promotes and sells health care supplements and products to its customers and members. Management may seek additional funds, primarily through the issuance of equity securities for cash or through loans from our officers and controlling stockholders, to operate our business. Management estimates that additional capital will be necessary to support our operations and growth.

We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

The Company incurred a net loss of $2,149,213 and $1,972,841, for the years ended September 30, 2023 and 2022, respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we will be able to achieve profitability in the short-term or long-term. The Company continues to focus on increasing its revenue through the sale of health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash and loans from our officers and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

We have a limited operating history and face many of the risks and difficulties frequently encountered by development stage companies.

Our operating entity and our VIE, King Eagle (China), Kun Peng Tian Yu, and King Eagle VIE, commenced their operations in June 2020, August 2021, and September 2020, respectively. As a result of our limited operating history, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or changed due to changes in our markets, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

We are in the process of developing our business in order to meet the potentially increasing demand for our products, as well as to capture new market opportunities. Our current business operations are small with a short history. We may be unable to achieve our performance targets, which will impact our operating results. As we continue to grow, we must continue to improve our operational and financial systems, procedures, and controls, increase service capacity and output, and expand, train, and manage our growing employee base. In order to fund our ongoing operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. Currently, we only have 34 full time employees. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems, and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures, and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures.

A recurrence of COVID-19 may cause delays or limit our ability to expand our business.

The COVID-19 pandemic resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines, and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies and our Smart Kiosk project has been abandoned, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health-related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company has also launched the Kun Zhi Jian Mini Program, which consists of three components: physiotherapy equipment, a customer service center, and a shopping mall.

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

KPIL, KP International Holding, and KP (China) are considered foreign investors or foreign invested enterprises under PRC law. As a result, KPIL, KP International Holding, and KP (China) are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations, or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

We have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and our VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect; and that the contractual arrangements between King Eagle (China), King Eagle VIE, and its equity holders governed by PRC law are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect. However, our PRC counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules, and regulations. Moreover, the binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

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

If we had direct ownership of the VIE, we would be able to exercise our rights as an equity holder directly to effect changes in the Board of Directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the Board of Directors of the entity exclusively by influencing the equity holders’ votes, and we would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations under the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our Company or may not perform their obligations under these contracts. For example, our VIE, our VIE’s subsidiaries, and our VIE’s equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks, which the variable interest entity has the exclusive right to use, in an acceptable manner, or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIE at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or to the replacement of the equity holder were to remain unresolved, we would have to enforce our rights under the contractual arrangements through the operation of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Additionally, the binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. Consequently, the contractual arrangements may not be as effective as direct ownership in ensuring our control over the relevant portion of our business operations.

Any failure by our VIE, our VIE’s subsidiaries, or our VIE’s equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition, and results of operations.

If our VIE, our VIE’s subsidiaries, or our VIE’s equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules, and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such VIE or its equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

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

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences-secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security-and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong like our Hong Kong subsidiaries. If we or our Hong Kong or PRC subsidiaries are determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position, and results of operations could be materially and adversely affected. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our shares could be adversely affected.

The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China.

The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China. Such governmental actions:

●	could result in a material change in our VIE’s operations;
●	could significantly limit or completely hinder our and our VIE’s ability to continue our operations in China;
●	could significantly limit or completely hinder our ability to offer or continue to offer our shares to investors; and
●	may cause our shares to significantly decline in value or become worthless.

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

The Chinese government has also exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including those relating to regulation of the health product industry, taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that the business operations of our VIE and its subsidiaries in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which it operates may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our VIE’s part to ensure its compliance with such regulations or interpretations. Accordingly, government actions in the future could have a significant effect on our VIE and our VIE’s subsidiaries and on their businesses which, in turn, could have a negative effect on the value of our shares.

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

Changes in the policies, regulations and rules, and the enforcement of laws of the PRC government may be implemented quickly with little advance notice and could have a significant impact upon our VIE’s and our VIE’s subsidiaries’ ability to operate profitably in the PRC. The PRC legal system also embodies uncertainties, which could limit law enforcement availability. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

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

We conduct substantially all of business through our operating subsidiary in the PRC. Our PRC subsidiary, the VIE, and the VIE’s subsidiaries are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs as well as various PRC laws and regulations generally applicable to companies incorporated in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us.

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

Any adverse economic, social, and/or political conditions, material social unrest, strike, riot, civil disturbance, or disobedience, as well as significant natural disasters, may affect the market and adversely affect our business operations as the operations of our VIE and its subsidiaries are based in China. Any negative event may pose an immediate threat to the stability of the economy in China, thereby directly and adversely affecting our VIE’s and our VIE’s subsidiaries’ results of operations and financial position. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our shares could be adversely affected.

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

Substantially all of our sales are earned by our VIE, which makes payments to King Eagle (China), one of our PRC subsidiaries, pursuant to the Consulting Service Agreement. As a holding company, we rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. However, to the extent that cash is in our Hong Kong or PRC subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on the ability to transfer cash. In addition, if any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends to us. As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries has paid any dividends, other distributions or transferred assets to the Company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, we have not made any transfers, paid any dividends, or made any distributions to U.S. investors.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, stock price, and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

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

Owned Real Property

Neither our Company, the VIE, nor any of the VIE’s subsidiaries owns any real property.

Leased Real Property

King Eagle (China), King Eagle VIE, and King Eagle (Huai’an) entered into multiple lease arrangements in Beijing, the PRC, for their office spaces which they believe are adequate and suitable for their current operations:

Entity	Description of Use	Leased Square Meters	Location
King Eagle (China), King Eagle (Huai’an)	Office space	970.0	Chaoyang District, Beijing, PRC

King Eagle VIE	Office space	146.0	Chaoyang District, Beijing, PRC

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our post-split common stock as reported by the OTC Markets, Inc. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	High(1)	Low(1)
Fiscal Year 2022
First quarter ended December 31, 2021	$0.07	$0.0265
Second quarter ended March 31, 2022	$0.1460	$0.0272
Third quarter ended June 30, 2022	$0.251	$0.10
Fourth quarter ended September 30, 2022	$0.204	$0.135

Fiscal Year 2023
First quarter ended December 31, 2022	$0.268	$0.1201
Second quarter ended March 31, 2023	$0.439	$0.175
Third quarter ended June 30, 2023	$0.31	$0.2154
Fourth quarter ended September 30, 2023	$0.2765	$0.0946

(1) Derived from https://www.nasdaq.com/market-activity/stocks/kpea/historical.

Holders

As of January 8, 2024, there were 23 registered holders of record of our common stock.

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

As of September 30, 2023, the Company has not adopted any equity compensation plan.

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

On May 17, 2021, we entered into a share exchange agreement (“Share Exchange Agreement”) with (i) KP International, a limited liability company incorporated in the British Virgin Islands on April 20, 2021; and (ii) the five members of KP International to acquire all the issued and outstanding capital stock of KP International in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s common stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021. None of the KP International stockholders was a U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and KP International acquired our shares in the Reverse Merger outside of the United States.

In issuing these securities to KP International’s stockholders, we relied upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the SEC. Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it was not a U.S. Person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of any U.S. Person, agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration, and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Business

Due to global health issues and the COVID-19 pandemic, people have increased their health and nutrition consciousness. We believe preventive care is the most effective investment in health.

To promote awareness of preventive care among the people in the PRC, we developed and launched our mobile platform, King Eagle Mall, in July 2020, an online platform, Kun Zhi Jian, in October 2022, and Kun Zhi Jian Mini Program in November 2023.

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fulfill customer orders through our outsourced networks. As of January 10, 2024, September 30, 2023, and September 30, 2022, King Eagle Mall had approximately 5,669, 5,669, and 15,077 members, respectively. King Eagle Mall’s membership declined during the year ended September 30, 2023 because the Company focused on promoting and selling products on Kun Zhi Jian, the new online platform, and some of the members of King Eagle Mall switched to Kun Zhi Jian.

We also operate customer service centers with whom our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Smart Kiosks

We introduced the “Smart Kiosk” concept with the support of Guoxin Star Network Co., Ltd. (“Guoxin”) and its subsidiaries or affiliates, which would have initiated and originally administered the construction of the Smart Kiosks. Integrated with the King Eagle Mall, the Smart Kiosk was intended to be a physical store which would focus on developing a “small shop economy.”

As a result of extensive delays in obtaining government approval to construct the Smart Kiosks, in the last quarter of fiscal year 2023, Guoxin determined that it was unable to obtain the necessary approvals and both parties agreed to abandon the Smart Kiosk project and to terminate the related agreement between Guoxin and the Company.

Recent Developments

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented a new online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health condition, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of January 10, 2024 and September 30, 2023, our new online platform had approximately 2,129 and 1,987 members, respectively.

COVID-19

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. In addition, in July 2023, the PRC government fully opened its border to foreigners without requirements of quarantine or application for a health code upon arrival in the PRC. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health-related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. In November 2023, the Company also launched the Kun Zhi Jian Mini Program to expand its customer services and preventive health care.

We do not expect that the virus and the ensuing respiratory illness will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequences of the COVID-19 virus, which continues to mutate and remains highly contagious, on our future business performance and liquidity. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see “Item 1. Business - Corporate History and Structure - Contractual Arrangements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Consolidated Financial Statements for the fiscal year ended September 30, 2023 included in this Annual Report.

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

Financial Operations Overview

Results of Operations for the years ended September 30, 2023 and 2022

	For the years ended September 30,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

Revenues	$3,917,335	100.0%	$7,510,059	100.0%
Cost of revenues	433,221	11.1	1,195,624	15.9
Gross profit	3,484,114	88.9	6,314,435	84.1
Operating expenses:
General and administrative expenses	2,416,372	61.7	1,680,560	22.4
Selling expense	3,316,631	84.7	6,641,485	88.4
Total operating expenses	5,733,003	146.4	8,322,045	110.8
Loss from operations	(2,248,889)	(57.5)	(2,007,610)	(26.7)
Other income	99,676	2.5	34,769	0.5)
Loss before income taxes	(2,149,213)	(55.0)	(1,972,841)	(26.2)
Income tax expense	-	-	-	-
Net loss	$(2,149,213)	(55.0)%	$(1,972,841)	(26.2)%

Revenues

For the years ended September 30, 2023 and 2022, revenues amounted to $3,917,335 and $7,510,059, respectively.

The following table presents revenues disaggregated by customer type for the years ended September 30, 2023 and 2022:

	For the years ended September 30,
	2023	2022

Retail	$122,712	$7,510,059
Wholesale	3,794,623	-
Total	$3,917,335	$7,510,059

Our retail revenue primarily included the sale of consumer health care and health-related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. Our wholesale revenue was derived from our new online platform, Kun Zhi Jian, which was launched in October 2022. This new online platform focuses on promoting and selling our own brand of preventive health care related products, such as the thermal therapy cabin, to our wholesalers. We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

For the year ended September 30, 2023, we generated substantially lower revenues than for the year ended September 30, 2022. Our retail revenue from King Eagle Mall during the year ended September 30, 2023 plummeted by 99% compared to the same period in 2022. Due to the COVID-19 resurgence and significant rise of COVID-19 cases after the reopening in December 2022, the shortage of logistics and delivery capacity in the affected communities, and the slowdown of economic development in the PRC, we lowered the retail price of our products. Accordingly, our retail revenue from King Eagle Mall significantly decreased during the year ended September 30, 2023. Our new online platform, Kun Zhi Jian, was launched in October 2022. Accordingly, we derived approximately $3,845,125 in wholesale revenue during the year ended September 30, 2023.

Cost of revenue

Our cost of revenue for the years ended September 30, 2023 and 2022 was $433,221 and $1,195,624, respectively. This primarily included the purchase of consumer health care and health related household products from our suppliers.

The following table presents our cost of revenue disaggregated by customer type, retail and wholesale, for the years ended September 30, 2023 and 2022:

	For the years ended September 30,
	2023	2022

Retail	$51,337	$1,195,624
Wholesale	381,884	-
Total	$433,221	$1,195,624

We incurred a lower cost of revenue related to our retail revenue for the year ended September 30, 2023 compared to the same period in 2022 because we generated significantly lower retail revenue volume and amount from King Eagle Mall during the year ended September 30, 2023 as discussed above. Since our new online platform, Kun Zhi Jian, was launched in October 2022, we incurred a $381,884 cost of goods sold related to our wholesale revenue for the year ended September 30, 2023 and nil for the year ended September 30, 2022.

Gross profit

For the years ended September 30, 2023 and 2022, our gross profit related to our retail sales amounted to $71,375, or 58.2%, and $6,314,435, or 84.1%, respectively. Our gross profit or margin for the retail business of King Eagle Mall for the year ended September 30, 2023 was significantly lower than that for the same period in 2022. As previously discussed, our retail revenue amount decreased in the current period as we reduced the retail price for our products.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the year ended September 30, 2023 and 2022 was $3,412,738, or 89.9%, and nil, or 0%, respectively. Our new online platform, Kun Zhi Jian, was launched in October 2022 and, accordingly, we did not incur revenue and cost of revenue related to our wholesale revenue in the year ended September 30, 2022.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the years ended September 30, 2023 and 2022, our total operating expenses were $5,733,003 and $8,322,045, respectively. The lower operating expenses for the year ended September 30, 2023 compared to the year ended September 30, 2022 was primarily due to lower selling expenses.

General and administrative expenses

General and administrative expenses for the years ended September 30, 2023 and 2022 were $2,416,372 and $1,680,560, respectively.

Our general and administrative expenses for the years ended September 30, 2023 and 2022 were comprised of the following:

	For the years ended September 30,
	2023	2022

Employee compensation and benefit	$578,490	$586,266
Office rent and building management	317,887	451,695
Office supplies and meeting	43,179	59,450
Professional services fee	729,290	408,477
Business registration	25,348	12,794
Travel, transportation and gasoline	99,567	26,170
Meals and entertainment	218,426	41,004
Impairment of a related party receivable	318,999	-
Depreciation and amortization	57,424	50,919
Repair and maintenance	-	15,637
Others	27,762	28,148
Total	$2,416,372	$1,680,560

The increase in general and administrative expenses during the year ended September 30, 2023 by $735,812 was triggered by increases in impairment for a prepayment of $318,999, professional service fees of $320,813, meals and entertainment of $177,422, and travel, transportation, and gasoline of $73,397, offset by a decrease in office rent and building management of $133,808. The impairment for a prepayment of $318,999 resulted from the abandonment of our Smart Kiosk project. In the last quarter of fiscal year 2023, Guoxin determined that it was unable to obtain the required construction permit and both parties agreed to abandon this construction project. King Eagle VIE believed that it was more likely than not that the prepaid service fee for the operation of the Smart Kiosks was unrecoverable and, accordingly, a provision was recorded against the amount due from a related party in the consolidated statements of operations and comprehensive loss during the year ended September 30, 2023. Moreover, we incurred additional professional fees, meals and entertainment, and travel, transportation, and gasoline for exploring new business and setting up business events. On the other hand, we cancelled our office lease in Tianjin in line with our business move from offline to online.

Selling expenses

Our selling expenses, which were primarily incurred by our sales and marketing department, for the years ended September 30, 2023 and 2022 were $3,316,631 and $6,641,485, respectively. Compared to the year ended September 30, 2022, our selling expenses for the year ended September 30, 2023 declined by $3,324,854, or 50.1%.

Our selling expenses included the following:

	For the years ended September 30,
	2023	2022

Service agents	$2,362,078	$5,844,846
Employee compensation and benefit	254,165	489,363
Office supplies and meeting	203,645	63,106
Customer services	40	13,296
Travel, transportation and gasoline	72,736	84,360
Meals and entertainment	357,292	87,270
Depreciation and amortization	3,106	5,013
Advertising	63,569	54,231
Total	$3,316,631	$6,641,485

The significant decrease in selling expenses for the year ended September 30, 2023 was primarily driven by a decrease in service agent fees of $3,482,768 as marketing and promotional service fees to our service agents declined significantly. Additionally, our employee compensation and benefit expense decreased by $235,198 as we reduced the headcount in our sales and marketing department by five employees from eight employees in the year ended September 30, 2022 to three employees in the same period in 2023. To further streamline our selling costs, we no longer engaged external customer support services in the year ended September 30, 2023. On the other hand, our sales and marketing department launched small-scale marketing and promotional activities for our new platform during the year ended September 30, 2023. Accordingly, our total selling expense was offset by increases in meetings of $140,539 and in meals and entertainment of $270,022.

Other income

Other income primarily included bank interest income and foreign exchange gain or loss. Our other income for the years ended September 30, 2023 and 2022 was $99,676 and $34,769, respectively. Since the first quarter of 2022, we recognized an additional source of income related to online technical support services with respect to our supplement products provided to a corporate customer. During the year ended September 30, 2022, we recognized $36,685 in other income related to the provision of this service, offset by a loss on disposal of furniture and fixtures of $3,752. However, such service was not requested for 2023 by this corporate customer due to the economic slowdown and low sales volume of the lutein supplement products. During the year ended September 30, 2022, we also recognized bank interest income of $1,836. During the year ended September 30, 2023, we recognized bank interest income of $1,009 and government grants of $98,667.

Income tax expense

For both the year ended September 30, 2023 and the year ended September 30, 2022, the income tax expense of the Company was nil. Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

Net Loss

As a result of the factors discussed above, for the years ended September 30, 2023 and 2022 our net loss amounted to $2,149,213 and $1,972,841, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain of $147,374 and $335,412 for the years ended September 30, 2023 and 2022, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our net loss after income taxes, we had a comprehensive income/loss for the years ended September 30, 2023 and 2022 of $2,001,839 and $1,637,429, respectively.

Liquidity and Capital Resources

As of September 30, 2023 and 2022, we had a cash balance of $457,580 and $267,131, respectively.

For the year ended September 30, 2023, net cash used in operating activities totaled $427,030. Operating cash outflow was mainly attributable to our net loss of $2,149,213, a decrease in customer advances of $763,453, and payments for operating lease liabilities of $271,259, offset by a decrease in prepayments to our vendors of $199,130, an increase in payables to our vendors of $671,836, accrual in VAT and indirect taxes of $142,950, and advance from related parties of $1,094,095.

Net cash used in investing activities totaled $606 and was primarily related to the acquisition of trademarks during the year ended September 30, 2023.

For the year ended September 30, 2023, net cash provided by financing activities totaled $644,803 and primarily related to a capital contribution from shareholders of King Eagle VIE.

The effect of exchange rate change on cash totaled $(26,718) for the year ended September 30, 2023. The resulting change in cash for the period was an increase of $190,449.

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

	For the years ended September 30,
	2023	2022

Net cash (used in) provided by operating activities	$(427,030)	$(1,592,130)
Net cash used in investing activities	(606)	(139,155)
Net cash provided by financing activities	644,803	-
Effect of exchange rate change on cash	(26,718)	(61,269)
Total net change in cash and cash equivalents	$190,449	$(1,792,554)

The following table sets forth a summary of changes in our working capital as of September 30, 2023 and 2022:

	September 30,
	2023	2022

Current Assets	$661,947	$917,479
Current Liabilities	6,185,690	5,172,077
	$(5,523,743)	$(4,254,598)

We require cash of approximately $4.0 million within the next twelve months, primarily related to third party vendor payables and related parties payables. As of September 30, 2023, we had received customer advances in an amount of approximately $2.1 million. We anticipate that the majority of the revenue will be recognized in the fiscal year 2024. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had an approximately $0.4 million commitment related to purchase and service agreements as of September 30, 2023. See “Contractual Obligations and Other Commitments” on page 68.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments and to meet the demands from our customers for refund of their advanced payments, the Company focused on increasing its revenue through its online platform. In October 2022, we introduced and implemented another online platform which is focused on promoting and selling our own brand health care related products, particularly the thermal therapy cabin, to wholesalers and retailers. We have continued to engage service agents to promote our products and to reduce our administrative overhead costs such as operating leases. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The financial statements included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. As of September 30, 2023, the Company experienced cash outflows from operating activities of $427,030, incurred a net loss of $2,149,213, and had negative working capital of $5,523,743. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its overhead costs. For example, it reduced lease payments and decreased office supplies expense. Additionally, the Company obtained capital funding of approximately $0.6 million from our shareholders to meet its working capital requirements. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers through Kun Zhi Jian, an online platform launched in October 2022, streamlining its overhead costs, or obtaining financing or capital funding from its stockholders or directors. In November 2023, the Company launched Kun Zhi Jian Mini Program. The Company leveraged the health care expertise and technology with local health care service providers, offered health screening and monitoring at the Kun Zhi Jian customer service center, and promoted health care supplements and products to its customers and members. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2023:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

Contractual Obligations:
Operating lease obligations	$331,190	$97,074	$-	$-	$428,264
Purchase and service agreements	15,327	-	-	-	15,327

Total contractual obligations	$346,517	$97,074	$-	$-	$443,591

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

Future Financings

We will continue to rely on loans from our directors and major shareholders and on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our operations and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2023 and 2022 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the year ended September 30, 2023, the Company incurred cash outflows from operating activities of $427,030 and a net loss of $2,149,213, and had negative working capital of $5,523,743. Moreover, our Smart Kiosk project has been abandoned. Although the number of cases of COVID-19 has steadily decreased in the PRC, respiratory illness during the winter of 2023 has surged, which may cause a restriction on travel affecting our employees, customers, and service agents. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its overhead costs. For example, it reduced lease payments and decreased office supplies expense. Additionally, the Company obtained capital funding of approximately $0.6 million from our shareholders to meet its working capital requirements. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers through Kun Zhi Jian, an online platform launched in October 2022, streamlining its overhead costs, or obtaining financing or capital funding from its stockholders or directors. In November 2023, the Company launched the Kun Zhi Jian Mini Program. The Company leveraged the health care expertise and technology of local health care service providers, offered health screening and monitoring at the Kun Zhi Jian customer service center, and promoted health care supplements and products to its customers and members. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in the British Virgin Islands uses the U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation.” Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain amounted to $426,741 and $279,367 for the years ended September 30, 2023 and 2022, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2023 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8310	7.0553

As of September 30, 2023 (Closing Rate)	7.8308	7.2960
United States dollar ($1)

For the year ended September 30, 2022 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8221	6.5473

As of September 30, 2022 (Closing Rate)
United States dollar ($1)	7.8500	7.1159

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of September 30, 2023 and 2022, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include beverages, distilled water dispensers, water filters, and bathroom accessories. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of September 30, 2023, we had approximately $65,612 of inventory located at a third-party warehouse.

Financial Instrument

The carrying amounts reported on the balance sheet for cash, other receivables, accrued liabilities, and other payables approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

Intangible Assets

Intangible assets represent the licensing cost for trademark registrations. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over estimated useful lives and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2023 and 2022.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2023 and 2022, management determined that there was no impairment.

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

Pursuant to section 850-10-20, related parties include (i) affiliates of the Company; (ii) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; (iii) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; (iv) principal owners of the Company; (v) management of the Company; (vi) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to the extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (vii) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2023 and 2022 was comprised of foreign currency translation adjustments.

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipate the majority of the revenue will be recognized in fiscal year 2024. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers; we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on our Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the years ended September 30, 2023 and 2022.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the years ended September 30, 2023 and 2022 were $3,316,631 and $6,641,485, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the years ended September 30, 2023 and 2022, we recorded marketing and promotional service fees to our service agents in an amount of $2,362,078 and $5,844,846, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As September 30, 2023 and 2022, $428,088 (RMB3,123,333) and $252,512 (RMB1,796,861), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Foreign currency exchange risk

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. The Company is a holding company and it relies on dividends paid by the Company’s operating subsidiaries in China for its cash needs. Any significant revaluation of the RMB may materially and adversely affect its liquidity and cash flows. To the extent that the Company needs to convert U.S. dollars into RMB for its operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount the Company would receive. Conversely, if the Company decides to convert RMB into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount the Company would receive.

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

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2023, and 2022.

For the year ended September 30, 2023, three vendors accounted for 35%, 25%, and 12% of the Company’s total cost of sales.

For the year ended September 30, 2022, four vendors accounted for 18%, 16%, 16%, and 12% of the Company’s total cost of sales.

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

We apply ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

Recent Accounting Pronouncement

Recently Adopted Accounting Standards

Financial Instruments. In June 2016, the FASB issued Accounting Standards Update No. 2016-13,”Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2024 and evaluated that this new guidance does not have a significant impact on its condensed consolidated financial statements.

In the period from October 2023 through December 2023, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 through F-34, which appear at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 29, 2021, the Board of Directors of the Company engaged J&S Associate PLT (F.K.A.: J&S Associate) (AF002380) (“J&S”) as its independent auditor for the fiscal year ended September 30, 2021. The Board of Directors dismissed JLKZ CPA LLP (“JLKZ”) as its independent auditor concurrently with the engagement of J&S. The decision to change auditors was approved by the Board of Directors of the Company.

The Company requested that JLKZ furnish the Company with a letter addressed to the Securities and Exchange Commission that discloses the information required by Item 304(a)(1) of Regulation S-K, including compliance with Item 304(a)(3) of Regulation S-K. A copy of that letter addressed to the Securities and Exchange Commission from JLKZ was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated November 29, 2021.

The audit report of JLKZ on the financial statements of the Company and its subsidiaries as of and for the fiscal years ended September 30, 2019 and 2020 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the Company’s ability to continue as a going concern. There had been no disagreements with JLKZ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the years ended September 30, 2019 and 2020, nor in the subsequent period through November 29, 2021, which if not resolved to the satisfaction of JLKZ, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the fiscal years ended September 30, 2019 and 2020 and the subsequent interim periods through November 29, 2021, the Company had not consulted with J&S regarding either: (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or a “reportable event” (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the fiscal year ended September 30, 2023, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective in insuring that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2023, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Mr. Richun Zhuang	59	Chief Executive Officer and Director

Ms. Yuanyuan Zhang	42	Chief Financial Officer

Ms. Chengyuan Li	36	Director

Ms. Lili Zhang	39	Non-Executive Independent Director

Ms. Lingya Jia	31	Non-Executive Independent Director

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

Ms. Yuanyuan Zhang, Chief Financial Officer

Ms. Zhang attended Beijing College of Science and Technology from which she earned a Bachelor’s degree in International Finance in 2005. Ms. Zhang developed her career as a sales specialist at Fenghua Haojing Real Estate where she achieved sales of approximately RMB120 million during her tenure from September 2005 through December 2006. She then became a Sales Manager at Tianan Tiandi Real Estate Development Co., Ltd from January 2007 through March 2012. Ms. Zhang was appointed as a Marketing Director at Tongbang Real Estate Brokerage Co., Ltd for two years from April 2012 and General Manager at One Central Apartment project of Sunac Real Estate Company from May 2014 through August 2015. Thereafter, she was a General Manager at Beijing Jinfeng Venture Real Estate Brokerage and an Assistant to the Secretary General at China Association of Real Estate Investment & Financing.

In October 2017, Ms. Zhang established her own business, “Fre Flo Bread & 16.” In July 2020, she became the Executive Deputy General Manager of King Eagle (China). Ms. Zhang was appointed Chief Financial Officer of the Company in April 2021.

Ms. Chengyuan Li, Director

Ms. Li earned an Associate Degree in Computer Information System at Beihua University in 2006 and a bachelor’s degree in Finance at Harbin Institute of Finance in 2020. Ms. Li established her trading business in health care supplies through Wangkuihua Trading Company from September 2006 through September 2015. In September 2015, she joined Wangkui Daren Pharmaceuticals Co. Ltd as Quality Control Coordinator. In June 2020, she joined King Eagle (China) as a Business Consultant and she was appointed as a director of the Company in April 2021.

Ms. Lili Zhang, Non-Executive Independent Director

Ms. Zhang has 13 years of experience in the high-end international financial planning industry through which she has developed an expertise in private placement, asset allocation, trust, insurance, and other industries. Currently, Ms. Zhang is employed as an assistant to the president of America Great Health co-managing important issues.

From 2014 to 2020, Ms. Zhang was employed as a senior financial manager by Zhongtian Jiahua Wealth Management Co. Ltd. and for a period of 3 years with Wells Fargo Chase Asset Management Co. Ltd., providing a full range of asset allocation, trust, asset management, private equity, equity investment, overseas immigration, Hong Kong insurance, and other investment products for high-end customers. From 2012 to 2014, Ms. Zhang served as a VIP account manager in DBS Beijing Branch providing comprehensive asset allocation consulting for middle and high-end clients. Her performance in that position ranked first in the Beijing Branch and third in the Northern region in China. From 2009 to 2012, Ms. Zhang was employed at the Beijing Branch of ICBC AXA Life Insurance Co., LTD. (ICB-AXA) where her duties included assisting the company in actively fulfilling the business targets established by AXA Holding Company in France and providing customized health protection and asset preservation planning services for clients.

Ms. Zhang graduated from Nankai University in the People’s Republic of China with a bachelor’s degree in 2007. She currently has permanent residency in the United States and is also qualified as an insurance agent and fund practitioner in China.

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

Our directors hold their positions until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, or until earlier death, retirement, resignation, or removal.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to the Company for the three fiscal years ended September 30, 2023, 2022, and 2021 by each of the following named executive officers and directors.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Performance Award	Stock Options	Total Annual

Mr. Richun Zhuang, CEO(1)	Fiscal year ended September 30, 2023	$8,507	$-	$-	$8,507
	Fiscal year ended September 30, 2022	$-	$-	$-	$-
	Fiscal year ended September 30, 2021	$-	$-	$-	$-

Ms. Xiangyi Mao, CEO(2)	Fiscal year ended September 30, 2023	$-	$-	$-	$-
	Fiscal year ended September 30, 2022	$5,589	$-	$-	$5,589
	Fiscal year ended September 30, 2021	$10,984	$12,623	$-	$23,607

Ms. Yuanyuan Zhang, CFO(3)	Fiscal year ended September 30, 2023	$15,312	$4,299	$-	$19,611
	Fiscal year ended September 30, 2022	$24,932	$-	$-	$24,932
	Fiscal year ended September 30, 2021	$35,792	$23,202	$-	$58,995

Mr. Yanlu Li, Vice President(4)	Fiscal year ended September 30, 2023	$-	$-	$-	$-
	Fiscal year ended September 30, 2022	$22,223	$-	$-	$22,223
	Fiscal year ended September 30, 2021	$24,018	$21,365	$-	$45,384

Ms. Lili Zhang, Non-Executive Independent Director(5)	Fiscal year ended September 30, 2023	$-	$-	$-	$-
	Fiscal year ended September 30, 2022	$800	$-	$-	$800
	Fiscal year ended September 30, 2021	$-	$-	$-	$-

Ms. Lingya Jia, Non-Executive Independent Director(6)	Fiscal year ended September 30, 2023	$-	$-	$-	$-
	Fiscal year ended September 30, 2022	$800	$-	$-	$800
	Fiscal year ended September 30, 2021	$-	$-	$-	$-

(1)	Mr. Richun Zhuang was appointed Chief Executive Officer of the Company on December 1, 2021.

(2)	Mrs. Xiangyi Mao joined King Eagle VIE as Chief Executive Officer on November 3, 2020. She was appointed Chief Executive Officer of the Company on April 20, 2021. She resigned from both positions on November 30, 2021.

(3)	Ms. Yuanyuan Zhang joined King Eagle (China) as Executive Vice President on July 10, 2020, and was appointed as Chief Financial Officer of the Company on April 20, 2021.

(4)	Mr. Yanlu Li joined King Eagle (China) on June 1, 2020, as Chief Executive Officer. He became Vice President of the Company on April 20, 2021. He resigned from both positions on June 15, 2022.

(5)	Mrs. Lili Zhang was appointed a Non-Executive Independent Director of the Company as of August 25, 2022.

(6)	Ms. Lingya Jia was appointed a Non-Executive Independent Director of the Company as of August 25, 2022.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant, or employee of our Company.

Stock Options/SAR Grants

There were no stock options exercised during the years ended September 30, 2023, 2022 and 2021 by the executive officers named in the Executive Compensation Table. Further, there are no options, warrants, or rights to receive any of the Company’s securities outstanding.

Outstanding Equity Awards at 2023 Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2023.

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised from inception through September 30, 2023, by the executive officers named in the Executive Compensation Table. Further, there are no option, warrants, or rights to receive any of the Company’s securities outstanding.

Pension, Retirement, or Similar Benefit Plans

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 8, 2024, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K); and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is c/o Kun Peng International Ltd., 1F, Building 3, No 1001 Huihe South Street, Banbidian Village, Gaobeidian Town, Chaoyang District, Beijing, PRC.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percentage of Total Common Equity(2)
Mr. Richun Zhuang	0	0.0%
Ms. Chengyuan Li(3)	65,754,900	16.4%
Ms. Yuanyuan Zhang	0	0.0%
Ms. Lili Zhang	0	0.0%
Ms. Lingya Jia	0	0.0%

All executive officers and directors as a group	65,754,900	16.4%

5% or Greater Stockholders:
Pui Chun Wong	222,029,540	55.5%
Kunpeng TJ Limited	65,754,900	16.4%
Wenqiang Wang	34,158,400	8.5%

(1)	Number of shares reflects the 10:1 forward stock split effected on October 18, 2022.

(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Applicable percentage ownership is based on 400,000,000 shares of common stock outstanding as of January 8, 2024. There are no outstanding options, warrants, or other rights to acquire shares of our common stock.

(3)	These shares are owned of record by Kunpeng TJ Limited. As the sole director and majority shareholder of Kunpeng TJ Limited, Chengyuan Li may be deemed to beneficially own these shares.

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

Amount due from a related party

Amount due from a related party represented the prepaid service fee remitted to Guoxin Star Network Co., Ltd. by our VIE, King Eagle (Tianjin). Guoxin Star Network Co. Ltd. was formerly our related party due to its being wholly owned by Guoxin Ruilian Group Co., Ltd, which also owns Guoxin Zhengye, Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP (China) on August 26, 2022.

On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with a related party, Guoxin Star Network Co., Ltd, a wholly owned subsidiary of Guoxin Rulian Group Co. Ltd. Under the Cooperation Agreement, King Eagle (Tianjin) is required to pay Guoxin Star Network Co., Ltd. approximately $1.05 million (RMB 7.5 million) for the franchise of the operation of Smart Kiosks. Both parties are entitled to exercise the Force Majeure Clause of the contract. As such, this prepaid service fee may or may not be recoverable. In April 2021, King Eagle (Tianjin) remitted $0.32 million (RMB2,250,000) to Guoxin Star Network Co., Ltd. The remaining obligation, approximately $0.74 million (RMB5.3 million), is payable upon the completion of the construction of Smart Kiosks. As of September 30, 2023 and 2022, the amount due from Guoxin Star Network Co., Ltd was $nil and $316,192, respectively. In the last quarter of fiscal year 2023, Guoxin Star Network Co., Ltd. determined that it was unable to obtain the required permit for construction of the Smart Kiosks and both parties agreed to abandon the project. King Eagle VIE believed that it was more likely than not that the prepaid service fee for the operation of the Smart Kiosks was unrecoverable and, accordingly, a provision was recorded against the amount due from a related party in the consolidated statements of operations and comprehensive loss for the year ended September 30, 2023.

Amount due to related parties

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2023	2022

Mr.Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$1,069,078	$-
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,331	-
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	246,711	267,006

Total			$1,318,120	$267,006

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by J & S Associate, our independent auditor for the fiscal years ended September 30, 2023 and 2022.

	Fiscal Year Ended September 30,
	2023	2022
Audit Fees(1)	$66,000	$62,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$66,000	$62,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kun Peng International Ltd. (Registrant)

Date: January 16, 2024	By:	/s/ Zhuang Richun
Zhuang Richun
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yuanyuan Zhang	Chief Financial Officer (Principal Financial Officer)	January 16, 2024
Yuanyuan Zhang

/s/ Chengyuan Li	Director	January 16, 2024
Chengyuan Li

/s/ Lili Zhang	Director	January 16, 2024
Lili Zhang

/s/ Lingya Jia	Director	January 16, 2024
Lingya Jia

KUN PENG INTERNATIONAL LTD.

(FORMELY CX NETWORK GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2023 and 2022

J&S ASSOCIATE PLT (F.K.A: J&S ASSOCIATE)

202206000037 (LLP0033395-LCA) & AF002380

(Registered with US PCAOB and Malaysia MIA)

B-11-14, Megan Avenue II,

12 Jalan Yap Kwan Seng

50450, Kuala Lumpur, Malaysia.

Tel : +603 - 4813 9469 Email : info@jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

KUN PENG INTERNATIONAL LTD.

(Formerly CX Network Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kun Peng International Ltd. and its subsidiaries (collectively, the “Company”) as of September 30, 2022 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2023 and 2022 are in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered from an accumulated deficit of $5,523,743 as of September 30, 2023. This factor creates uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Principal versus Agent Considerations

As described in Note 2 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to providing the goods to a customer.

The Company recognizes revenue from the sale of goods on a gross basis (as a principal) as the Company is primarily responsible for the inventory risk, fulfilment of the sale, controls the delivery of the promised goods, and has full discretion in establishing prices.

Our key considerations for the determination of revenue recognition - principal versus agent considerations as a critical audit matter were due to the high degree of judgement involved in the assessment of who is responsible for the inventory risk, fulfilment of the sale and the delivery of the promised goods to the customer, and whether the Company had full discretion in establishing the prices of the goods. These were assessed by, among other procedures:

1.	Assess and evaluate the Company’s revenue recognition policies and procedures including the adoption and application of ASC 606;

2.	Evaluate the inventory risk before the specified goods or after transfer of control to customers and assess the Company responsibilities on return or refunds;

3.	Assessing the responsibilities of the Company in fulfilling the promise to provide the specific goods to customers by conducting an interview with sales personnel who market the Company’s products;

4.	Assessing the responsibilities of the Company on the delivery of the promised goods to customers through a review of suppliers’ contracts and discussion with key personnel;

5.	Obtaining an understanding of the managerial process involved in establishing the selling price through a review of the authorization and approval procedures for price fixing and engaging in discussions with the management team.

6.	Ensure consistency of evidence obtained across other areas of the audit;

7.	Assess the adequacy of the Company’s disclosures related to revenue recognition under ASC 606.

/s/ J&S Associate PLT
(F.K.A: J&S Associate)
Certified Public Accountants
PCAOB Number: 6743

January 16, 2024
Malaysia

We have served as the Company’s auditor since 2021.

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEET

		September 30,
	Note	2023	2022
Assets
Current assets
Cash and cash equivalents		$457,580	$267,131
Advance and prepayments	4	74,044	268,306
Other receivables	5	23,060	65,850
Inventory	6	107,263	-
Amount due from a related party	10	-	316,192
Total current assets		661,947	917,479

Noncurrent assets
Property, plant and equipment, net	7	72,552	134,023
Intangible assets, net	8	2,806	2,082
Security deposits		41,999	43,062
Right-of-use assets	13	479,427	675,655
Others		3,245	8,317
Total noncurrent assets		600,029	863,139

Total assets		$1,261,976	$1,780,618

Liabilities
Current liabilities
Trade and other payables		2,151,900	1,538,741
Deferred revenue	9	2,149,238	2,960,357
Payroll payable		63,653	53,890
Tax payable		184,357	47,330
Amounts due to related parties	10	1,318,120	267,006
Operating lease obligations, current portion	13	318,422	304,753
Total current liabilities		6,185,690	5,172,077

Noncurrent liabilities
Operating lease obligations, net of current portion	13	95,907	264,124
Total noncurrent liabilities		95,907	264,124

Total liabilities		6,281,597	5,436,201

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and 2022	11	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of September 30, 2023 and 2022*	11	40,000	40,000
Additional paid-in capital	11	597,801	(40,000)
Accumulated deficits		(5,803,162)	(3,653,996)
Accumulated other comprehensive income		426,741	279,367
Total stockholders’ equity		(4,738,620)	(3,374,629)
Non-controlling interests		(281,001)	(280,954)
Total equity		(5,019,621)	(3,655,583)

Total liabilities and equity		$1,261,976	$1,780,618

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Years ended September 30
	Note	2023	2022

Revenue, net		$3,917,335	$7,510,059
Cost of revenue		(433,221)	(1,195,624)
Gross profit		3,484,114	6,314,435

Operating expenses
General and administrative expenses		2,416,372	1,680,560
Selling expense		3,316,631	6,641,485
Total operating expenses		5,733,003	8,322,045

Loss from operations		(2,248,889)	(2,007,610)

Other income:
Interest income		1,009	1,836
Other income		98,667	32,933
Total other income, net		99,676	34,769

Loss before income taxes		(2,149,213)	(1,972,841)

Income tax expense	12	-	-

Net loss		(2,149,213)	(1,972,841)
Less: Net loss attributable to non-controlling interest		(47)	(139,950)
Net loss attributable to Kun Peng International Ltd		(2,149,166)	(1,832,891)
Foreign currency translation adjustment		147,374	335,412
Comprehensive loss		(2,001,839)	(1,637,429)
Less: Comprehensive loss attributable to non-controlling interest		(47)	(115,921)
Comprehensive loss attributable to Kun Peng International Ltd		$(2,001,792)	$(1,521,508)

Net loss per share attributable to common stockholders
Basic and diluted*		$(0.005)	$(0.005)

Weighted average shares used to compute net loss per share attributable to common stockholders*		400,000,000	400,000,000

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2023, and 2022

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2022	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Capital contribution	-	-	637,801	-	-	637,801	-	637,801
Net loss attributable to common stockholders	-	-	-	(2,149,166)	-	(2,149,166)	-	(2,149,166)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(47)	(47)
Foreign currency translation adjustment	-	-	-	-	147,374	147,374	-	147,374
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- Controlling	Total
	Shares	Amount	capital	Deficits	loss	equity	Interest	Equity
Balance, September 30, 2021*	400,000,000	$40,000	$(40,000)	$(1,821,105)	$(32,016)	$(1,853,121)	$(165,033)	$(2,018,154)
Net loss attributable to common stockholders	-	-	-	(1,832,891)	-	(1,832,891)	-	(1,832,891)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(139,950)	(139,950)
Foreign currency translation adjustment	-	-	-	-	311,383	311,383	24,029	335,412
Balance, September 30, 2022	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(2,149,213)	$(1,972,841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	60,528	55,932
Amortization of right-of-use assets	326,255	386,152
Impairment of an amount due from a related party	318,999	-
Loss on disposal of property and equipment	-	3,752

Changes in operating assets and liabilities
Advance and prepayments	199,130	32,770
Other receivables	42,582	50,351
Security deposits	-	(46,802)
Inventory	(110,954)
Trade and other payables	671,836	257,078
Deferred revenue	(763,453)	142,789
Payroll payable	11,474	(45,723)
Amount due to a related party	1,094,095	251,175
Tax payable	142,950	(206,303)
Lease liabilities	(271,259)	(500,460)
Net cash used in operating activities	(427,030)	(1,592,130)

Cash flows from investing activities
Purchase of property and equipment	-	(139,155)
Acquisition of intangible assets	(606)	-
Net cash used in investing activities	(606)	(139,155)

Cash flows from financing activities:
Capital contribution	644,803	-
Net cash provided by financing activities	644,803	-

Effect of exchange rate changes on cash	(26,718)	(61,269)

Net increase in cash and cash equivalents	190,449	(1,792,554)

Cash and cash equivalents, beginning balance	267,131	2,059,685

Cash and cash equivalents, ending balance	$457,580	$267,131

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$113,012	$750,486

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

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

Authorized shares:

● Common stock: 1,000,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of June 30, 2023

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of June 30, 2023

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: 400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017 ●Approvals for deregistration from Hong Kong Inland Revenue Department and Hong Kong Company Registry are pending	100% owned by Kun Peng International Holding Limited	Paid share capital: 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China and a wholly foreign owned enterprise (“WFOE”) since March 3, 2023 ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

King Eagle (China) Co., Ltd	● a wholly foreign owned enterprise (“WFOE”) until March 3, 2023 and a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019

Wholly owned by Kun Peng (China) Industrial Development Company Limited until March 3, 2023

Starting March 3, 2023,

49% owned by Kun Peng (Hong Kong) Industrial Development Limited and 51% owned by Kun Peng Tian Yu

			Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to King Eagle VIE

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Commenced operations in January 2023; operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Commenced its operation on September 22, 2023.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in November 2023

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

Kun Peng International Holding Limited

Kun Peng International Holding was incorporated in the British Virgin Islands on April 20, 2021. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kun Peng (China) Industrial Development Company Limited (“KP (China)”), which was incorporated in Hong Kong on August 11, 2017, at a cash consideration of $0.129 (HK$1). After the ownership transfer, KP International Holding became the sole shareholder of KP (China). KP International Holding is a holding company.

Kun Peng (China) Industrial Development Company Limited

Kun Peng (China) Industrial Development Company Limited (“KP China”) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of KP (China) is 10,000 ordinary shares at $1,292 (HKD10,000) and was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to “Kun Peng (China) Industrial Development Company Limited” and filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phase and developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly owned subsidiary of KP International Holding on May 3, 2021.

On August 24, 2023, we filed an application with the Companies Registry of Hong Kong for deregistration and dissolution of KP (China). We expect that the company will be dissolved by the end of January 2024.

Kun Peng (Hong Kong) Industrial Development Limited

Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”) was incorporated as a limited liability company in Hong Kong on June 21, 2021. It is a holding company and is wholly owned by Kun Peng International Holding Limited. The share capital of this entity upon formation is $0.13 (HK$1).

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in Beijing Economic Technological Development Zone in the People’s Republic of China (“the PRC”) on March 20, 2019 with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP (China) at the time of establishment. KP (China) transferred its approximately $2.2 million (RMB 15 million), or 15%, to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP (China) and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd agreed to transfer its 8% of its ownership in King Eagle (China) to Guoxin Zhengye and the remaining 7% ownership in King Eagle (China) to KP (China) on April 20, 2021. After the transfer, KP (China) and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively. Guoxin Zhengye agreed to transfer its 8% ownership interest in King Eagle (China) to KP (China) on August 26, 2022. As a result of the transfer, KP (China) is the sole shareholder of King Eagle (China).

On November 1, 2022, KP (China) entered into ownership transfer agreements with Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd. The agreements provided that KP (China) would transfer 49% and 51% of its ownership in King Eagle (China) to Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd., respectively. The ownership transfer was completed on March 3, 2023. King Eagle (China) is no longer a WFOE after the ownership transfer.

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

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International, and such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) will have to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

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

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold KP International; such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) were required to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021 with a registered capital of RMB 5 million (US$0.7 million). It’s wholly owned by KP (Hong Kong). On November 1, 2022, KP (China) entered into ownership transfer agreements with Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd. The agreements provided that KP (China) would transfer 49% and 51% of its ownership in King Eagle (China) to Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd., respectively. The ownership transfer was completed on March 3, 2023. (“KP Tian Yu”) became a WFOE beginning March 3, 2023.

King Eagle (Beijing) Technology Co., Ltd

King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”) was incorporated as a limited liability company in Beijing in the People’s Republic of China on December 1, 2022 with a registered capital of RMB 5 million (US$0.7 million). It is wholly owned by King Eagle (Tianjin). King Eagle (Beijing) commenced its operation of the new online platform called “Kun Zhi Jian” in January 2023. This platform became one of the components in Kun Zhi Jian Mini Program in November 2023. Since then, King Eagle (Beijing) focuses on wholesaling of health care related products and dietary supplements.

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”) was established on September 19, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.69 million (RMB 5 million). It is owned 95% by King Eagle VIE and 5% by Hunan Ant Doctor Health Service Co., Ltd. This entity became fully operational in October 2023 and focuses on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”) was established on October 26, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Jiangsu province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity commenced its operations in November 2023 and primarily focuses on marketing and selling physiotherapy equipment products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2023 and 2022 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the year ended September 30, 2023, the Company incurred cash outflows from operating activities of $427,030, the Company incurred a net loss of $2,149,213, and the Company had negative working capital of $5,523,743. Moreover, on September 1, 2023, the construction projects of smart kiosk was cancelled. Although the number of cases of COVID-19 had steadily decreased in the PRC, respiratory illness during the winter time in 2023 surged which may cause a restriction of travel of our employees, customers and service agents. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and slimming its overhead costs. For example, it reduced lease payments and decreased office supplies expense. Additionally, the Company obtained capital funding approximately $0.6 million from our shareholders to meet the working capital requirement of our operation. In order to continue as a going concern for the next 12 months, the Company focus on promoting and selling its own brand preventive health care products to wholesalers through Kun Zhi Jian, an online platform, launched in October 2022, streamlining its overhead costs, or obtaining financing or capital funding from its stockholders or directors. In November 2023, the Company launched Kun Zhi Jian Mini Program. The Company leveraged the health care expertise and technology with the local health care service providers, offered health screening and monitoring at Kun Zhi Jian customer service center and promoted health care supplements and products to its customers and members. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

COVID-19 Outbreak

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. In addition, in July 2023, the PRC government fully opened its border to foreigners without requirements of quarantine or application for a health code upon arrival in the PRC. Although respiratory illness especially among children surged in China and some parts of the world in November 2023, this is a treatable disease and is containable according to the medical experts in China.

The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health related household products on its new online platform, Kun Zhi Jian, which was introduced and implemented in October 2022 to mitigate the adverse impacts of COVID-19. The Company also launched the Kun Zhi Jian Mini Program in November 2023 to expand its customer services and preventive health care products. The Company believes that such Mini Program helped increase the consciousness of preventive health care of the local citizens in the PRC.

We do not expect that the virus and the respiratory illness will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequence of the recurring pandemic on our future business performance and liquidity. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in British Virgin Islands use U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as its functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain amounted to $426,741 and $279,367 for the years ended September 30, 2023 and 2022, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2023 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8310	7.0553

As of September 30, 2023 (Closing Rate)
United States dollar ($1)	7.8308	7.2960

For the year ended September 30, 2022 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8221	6.5473

As of September 30, 2022 (Closing Rate)
United States dollar ($1)	7.8500	7.1159

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets”.

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of September 30, 2023 and 2022, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, they are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include beverages, distilled water dispensers, water filters and bathroom accessories. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of September 30, 2023, there was an amount of $65,612 located at third-party warehouses.

Financial Instrument

The carrying amounts reported in the balance sheet for cash, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2023 and 2022.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2023 and 2022, management determined that there was no impairment.

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2023 and 2022 was comprised of foreign currency translation adjustments.

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipated the majority of the revenue will be recognized in the fiscal year 2024. Management agreed that the amount received is non-refundable; however, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on the Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the years ended September 30, 2023 and 2022.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the years ended September 30, 2023 and 2022 were $3,316,631 and $6,641,485, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the years ended September 30, 2023 and 2022, we recorded marketing and promotional service fees to our service agents in an amount of $2,362,078 and $5,844,846, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As September 30, 2023 and 2022, $428,088 (RMB3,123,333) and $252,512 (RMB1,796,861), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Foreign currency exchange risk

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. The Company is a holding company and it relies on dividends paid by the Company’s operating subsidiaries in China for its cash needs. Any significant revaluation of the RMB may materially and adversely affect its liquidity and cash flows. To the extent that the Company needs to convert U.S. dollars into RMB for its operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount the Company would receive. Conversely, if the Company decides to convert RMB into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount the Company would receive.

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

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2023, and 2022.

For the year ended September 30, 2023, three major vendors accounted for 35%, 25% and 12% of the Company’s total cost of sales.

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

We apply ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

In the period from October 2023 through December 2023, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

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

King Eagle (Tianjin) established three subsidiaries, King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd. and Kun Zhi Jian (Huai’an) Technology Co., Ltd., on December 1, 2022, September 19, 2023 and October 26, 2023, respectively, in the PRC. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

Accordingly, the accounts of King Eagle (Tianjin) and its subsidiaries are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s financial statements.

VIE Financial Information

Set forth below is the consolidated balance sheets information as of September 30, 2023 and September 30, 2022, consolidated statements of operations and cash flows for the years ended September 30, 2023 and 2022, and showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

For purposes of this section:

“Parent entity” refers to Kun Peng International Limited;

“Non-VIE and Non-WFOE subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kun Peng (China) Industrial Development Company Limited (“KP (China)”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) until March 3, 2023

“WFOE” refers to King Eagle (China) Co., Ltd. (“King Eagle (China)”) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”), King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”), King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”), and Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”).

Consolidated Balance Sheet

As of September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$10,457	$6	$447,117	$-	$457,580
Advance and Prepayments	-	32,721	-	41,323	-	74,044
Other receivable - third party	-	3,629	-	19,431	-	23,060
Inventory	-	-	-	107,263	-	107,263
Intercompany receivables-current	-	494,197 (2)	-	2,119,294 (1)	(2,613,491)	-
Total current Assets	-	541,004	6	2,734,428	(2,613,491)	661,947
Property and equipment, net	-	72,552	-	-	-	72,552
Intangible Assets, net	-	2,806	-	-	-	2,806
Security deposits and prepayments, noncurrent	-	41,999	-	-	-	41,999
Prepayments, noncurrent	-	3,245	-	-	-	3,245
ROU assets	-	351,753	-	127,674	-	479,427
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	472,359	-	127,674	(34,164)	600,029
Total assets	34,160	1,013,363	6	2,862,102	(2,647,655)	1,261,976
Trade payable	-	-	-	2,067,831	-	2,067,831
Other payables and accrual	66,000	10,040	-	8,029	-	84,069
Advances from customers	-	-	-	2,149,238	-	2,149,238
Intercompany payables	724,680	1,909,747 (1)	617 (1)	34,370	(2,669,414)	-
Salary payable	-	26,213	-	37,440	-	63,653
Provision for taxation	-	3,852	-	180,505	-	184,357
Operating lease obligations-current	-	232,976	-	85,446	-	318,422
Amount due to related parties	-	-	-	1,318,120	-	1,318,120
Total current liabilities	790,680 (3)	2,182,828	617	5,880,979	(2,669,414)	6,185,690
Total noncurrent liabilities	-	60,526	-	35,381	-	95,907
Total liabilities	790,680	2,243,354	617	5,916,360	(2,669,414)	6,281,597
Total shareholders’ Equity	(756,520)	(1,107,853)	(611)	(2,895,395)	21,759	(4,738,620)
Non-controlling interests	-	(122,138)	-	(158,863)	-	(281,001)
Total equity	(756,520)	(1,229,991)	(611)	(3,054,258)	21,759	(5,019,621)
Total liabilities and equity	$34,160	$1,013,363	$6	$2,862,102	$(2,647,655)	$1,261,976

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

As of September 30, 2022

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated		WFOE	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$14		$11,581	$255,536	$-	$267,131
Intercompany receivables-current	-	-		179,211 (2)	1,684,751 (1)	(1,863,962)	-
Total current Assets	-	14		250,651	2,530,776	(1,863,962)	917,479
Intercompany receivables-noncurrent	-	4		-	-	(4)	-
Total non-current Assets	34,160	4		755,365	107,774	(34,164)	863,139
Total assets	34,160	18		1,006,016	2,638,550	(1,898,126)	1,780,618
Intercompany payables	451,763 (3)	17,213	(1)(2)	1,428,180 (1)	-	(1,897,156)	-
Total current liabilities	515,763	17,213		1,924,426	4,611,831	(1,897,156)	5,172,077
Total noncurrent liabilities	-	-		242,100	22,024	-	264,124
Total liabilities	515,763	17,213		2,166,526	4,633,855	(1,897,156)	5,436,201
Total shareholders’ Equity	(481,603)	(17,195)		(1,038,372)	(1,836,489)	(970)	(3,374,629)
Non-controlling interests	-	-		(122,138)	(158,816)	-	(280,954)
Total equity	(481,603)	(17,195)		(1,160,510)	(1,995,305)	(970)	(3,655,583)
Total liabilities and equity	$34,160	$18		$1,006,016	$2,638,550	$(1,898,126)	$1,780,618

(1)	Intercompany receivables from non-VIE entities and WFOE and intercompany payables to VIE represent loans to non-VIE entities and WFOE for working capital purposes.

(2)	Intercompany receivables from the parent entity and non-VIE entities represent loans from King Eagle (China) to the parent entity and non-VIE entities for working capital purposes.

(3)	Intercompany payables to WFOE and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

Consolidated Statements of Operations Data

	For the year ended September 30, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$3,917,335	$-	$3,917,335
Intercompany revenue	-	442,382	519,296	-	(961,678)	-
Cost of revenue and related tax	-	779	1,006	431,436	-	433,221
Gross profit	-	441,603	518,290	3,485,899	(961,678)	3,484,114
Total operating expenses	274,917	438,906	604,656	4,414,524	-	5,733,003
Intercompany operating expenses	-	-	-	961,678	(961,678)	-
(Loss) income from operations	(274,917)	2,697	(86,366)	(1,890,303)	-	(2,248,889)
Other (expenses) income	-	(1,183)	461	100,398	-	99,676
(Loss) income before income taxes	(274,917)	1,514	(85,905)	(1,789,905)	-	(2,149,213)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)

	For the year ended September 30, 2022
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$7,510,059	$-	$7,510,059
Intercompany revenue	-	-	1,463,241	-	(1,463,241)	-
Cost of revenue and related tax	-	-	6,979	1,188,645	-	1,195,624
Gross profit	-	-	1,456,262	6,321,414	(1,463,241)	6,314,435
Total operating expenses	217,243	6,601	1,699,386	6,398,815	-	8,322,045
Intercompany operating expenses	-	-	-	1,463,241	(1,463,241)	-
Loss from operations	(217,243)	(6,601)	(243,124)	(1,540,642)	-	(2,007,610)
Other income	-	-	5,671	29,098	-	34,769
Loss before income taxes	(217,243)	(6,601)	(237,453)	(1,511,544)	-	(1,972,841)
Income tax expense	-	-	-	-	-	-
Net loss	$(217,243)	$(6,601)	$(237,453)	$(1,511,544)	$-	$(1,972,841)

Consolidation Schedule of Cash Flows

	For the year ended September 30, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries	Eliminating Adjustments	Consolidated

Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)
Intercompany receivables	-	(333,732)	-	(927,079)	1,260,811	-
Intercompany payables	272,917	329,657	191,152	453,740	(1,247,466)	-
Net cash provided by (used in) operating activities	-	12,739	(13,007)	(440,107)	13,345	(427,030)
					-
Net cash used in investing activities	-	-	(606)	-	-	(606)

Net cash provided by financing activities	-	-	-	644,803	-	644,803

Effect of exchange rate fluctuation on cash	$-	$(10,828)	$10,570	$(13,115)	$(13,345)	$(26,718)

	For the year ended September 30, 2022
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE	Eliminating Adjustments	Consolidated

Net loss	$(217,243)	$(6,601)	$(237,453)	$(1,511,544)	$-	$(1,972,841)
Intercompany receivables	-	-	(41,980)	(543,646)	585,626	-
Intercompany payables	229,243	6,619	343,386		(579,248)	-
Net cash provided by (used in) operating activities	-	18	32,560	(1,631,086)	6,378	(1,592,130)
					-
Net cash used in investing activities	-	-	(139,155)	-	-	(139,155)

Effect of exchange rate fluctuation on cash	$-	$(4)	$(2,867)	$(52,020)	$(6,378)	$(61,269)

The Company consolidated its VIE as of September 30, 2023, and 2022. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30, 2023	September 30, 2022

Assets
Current assets
Cash and cash equivalents	$447,117	$255,536
Trade receivable-intercompany	2,119,294	1,499,226
Advance and prepayments	41,323	214,188
Other receivables – third parties	19,431	60,109
Other receivables – intercompany	-	185,525
Inventory	107,263	-
Amount due from a related party	-	316,192
Total current assets	2,734,428	2,530,776

Noncurrent assets
Right-of-use assets	127,674	107,774
Total noncurrent assets	127,674	107,774

Total assets	$2,862,102	$2,638,550

Liabilities
Current liabilities
Trade payables	$2,067,831	$764,418
Other payables and accrual	8,029	489,003
Deferred revenue	2,149,238	2,960,357
Intercompany payables	34,370	-
Payroll payable	37,440	4,312
Tax payable	180,505	41,345
Amounts due to related parties	1,318,120	267,006
Operating lease obligations-current portion	85,446	85,390
Total current liabilities	5,880,979	4,611,831

Noncurrent liabilities
Operating lease obligations-net of current portion	35,381	22,024
Total noncurrent liabilities	35,381	22,024

Total liabilities	5,916,360	4,633,855

Commitment and contingencies

Equity
Additional paid-in capital	637,801	-
Accumulated deficits	(3,788,510)	(1,998,652)
Accumulated other comprehensive income	255,314	162,163
Total stockholders’ equity	(2,895,395)	(1,836,489)
Non-controlling interests	(158,863)	(158,816)
Total equity	(3,054,258)	(1,995,305)

Total liabilities and equity	$2,862,102	$2,638,550

The operating results of the VIE were as follows:

	For the years ended September 30,
	2023	2022

Revenue, net	$3,917,335	$7,510,059
Cost of revenue	(431,436)	(1,188,645)
Gross profit	3,485,899	6,321,414

Operating expenses
General and administrative expenses	1,308,648	314,128
Selling expense	4,067,554	7,547,928
Total operating expenses	5,376,202	7,862,056

Loss from operations	(1,890,303)	(1,540,642)

Other (expenses) income:
Interest income	990	1,738
Other (expenses) income	99,408	27,360
Total other income, net	100,398	29,098

Loss before income taxes	(1,789,905)	(1,511,544)

Income tax expense	-	-

Net loss	(1,789,905)	(1,511,544)
Less: Net loss attributable to non-controlling interest	(47)	(120,924)
Net loss attributable to Kun Peng International Ltd	$(1,789,858)	$(1,390,620)

The cash flows of the VIE were as follows:

	For the years ended September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(1,789,905)	$(1,511,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Impairment of an amount due from a related party	318,999	-
Amortization of right-of-use assets	98,939	105,598

Changes in operating assets and liabilities
Advance and prepayments	173,345	(1,371)
Trade receivable – intercompany	(432,747)	(299,446)
Other receivables – third parties	40,544	(57,218)
Other receivables - intercompany	(494,332)	(244,200)
Inventory	(110,954)	-
Trade payable – third parties	1,367,773	229,996
Trade payable – intercompany	439,836	-
Other payables and accrual – third parties	(485,039)	290,194
Other payables and accrual – intercompany	13,904	-
Deferred revenue	(763,453)	142,789
Payroll payable	34,377	(9,887)
Amounts due to related parties	1,094,095	-
Tax payable	145,004	(170,007)
Lease liabilities	(90,493)	(105,990)
Net cash provided by (used in) operating activities	(440,107)	(1,631,086)

Cash flows from financing activities
Capital contribution	644,803	-
Net cash provided by financing activities	644,803	-

Effect of exchange rate changes on cash	(13,115)	(52,020)

Net increase (decrease) in cash and cash equivalents	191,581	(1,683,106)

Cash and cash equivalents, beginning balance	255,536	1,938,642

Cash and cash equivalents, ending balance	$447,117	$255,536

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	September 30,
	2023	2022

Prepaid rent and building management and utilities	$19,211	$23,324
Prepaid supplies(1)	32,195	202,150
Prepaid income tax	5,027	5,154
Prepaid professional services(2)	9,137	25,941
Prepaid others	8,474	11,737
Total prepayments	$74,044	$268,306

(1)	As of September 30, 2023, and 2022, the Company had prepaid supplies of $32,195 and $202,150, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of September 30, 2023, the ending balance of prepaid professional services represented $9,137 for the legal service fee for our PRC entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2023.

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

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	September 30,
	2023	2022

Rental deposits	$14,111	$14,735
Advance to employees	2,604	45,250
Short-term borrowing to third parties	-	2,188
Others	6,345	3,677
Total other receivables, net	$23,060	$65,850

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

NOTE 6 – INVENTORY

Inventory consisted of the following:

	September 30,
	2023	2022

Finished goods	$107,263	$-
Total	$107,263	$-

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,
	2023	2022

Leasehold improvements	$124,161	$127,301
Furniture and fixtures	1,205	1,235
Computer equipment	39,110	40,099
Office equipment	1,442	1,480
Subtotal	165,919	170,115
Less: accumulated depreciation	(93,367)	(36,092)
Total property and equipment, net	$72,552	$134,023

Depreciation expense was $60,165 and $55,666 for the years ended September 30, 2023 and 2022, respectively.

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

NOTE 8 - INTANGIBLE ASSETS

	September 30,
	2023	2022

Trademarks	$3,551	$2,449
Subtotal	3,551	2,449
Less: accumulated amortization	(745)	(367)
Total intangible assets, net	$2,806	$2,082

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,045, $1,343, $548, $35, $497 and $83 will expire in July 2031, April 2031, April 2032, September 2032, October 2032 and October 2033, respectively.

Amortization expense was $363 and $266 for the years ended September 30, 2023 and 2022, respectively.

NOTE 9 - DEFERRED REVENUE

	September 30,
	2023	2022

Advance payments from customers	$2,149,238	$2,960,357
Total deferred revenue	$2,149,238	$2,960,357

Deferred revenue resulted from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As at September 30, 2023 and 2022, the Company had a total deferred revenue of $2,149,238 and $2,960,357 respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. As the construction project of Smart Kiosks was abandoned in September 2023, $1,233,590 of advance payments was refunded to our customers by October 2023. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Amount due from a related party represented the prepaid service fee remitted to Guoxin Star Network Co., Ltd. (“Guoxin”) by our VIE, King Eagle (Tianjin). On March 31, 2021, King Eagle (Tianjin) entered into a Cooperation Agreement with our related party, Guoxin Star Network Co., Ltd. Guoxin Star Network Co. Ltd. was formerly our related party due to its being wholly owned by Guoxin Rulian Group Co. Ltd., which also owns Guoxin Zhengye. Guoxin Zhengye was the 8% shareholder of King Eagle (China) but transferred its entire ownership interest in King Eagle (China) to KP (China) on August 26, 2022. In the last quarter of fiscal year 2023, Guoxin determined that it was unable to obtain the permit and both parties agreed to abandon this construction project. King Eagle VIE believed that it is more likely than not that the prepaid service fee for the operation of the smart kiosk was unrecoverable and, accordingly, a provision was recorded against the amount due from a related party in the consolidated statements of operations and comprehensive loss during the year ended September 30, 2023.

			September 30,
Name of related party	Relationship	Nature of transactions	2023	2022

Guoxin Star Network Co., Ltd	It is wholly owned by Guoxin Ruilian Group Co., Ltd, the common shareholder of our former owner, Guoxin Zhengye, which owned an 8% interest in King Eagle (China) until August 2022	Prepaid services for the operation of the smart kiosk	$-	$316,192

Total			$-	$316,192

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2023	2022

Ms.Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$1,069,078	$-
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,331	-
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	246,711	267,006

Total			$1,318,120	$267,006

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

Preferred stock

The Company’s authorized shares of preferred stock were 10,000,000 shares, with a par value of $0.0001, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized. No shares of preferred stock were issued and outstanding as of September 30, 2023 and 2022.

Common stock

With the retrospective effect of the increase in authorized shares of common stock and 10:1 forward stock split, the Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of September 30, 2023, and 2022, respectively. The issued and outstanding shares of common stock were 400,000,000 as of September 30, 2023 and 2022, respectively.

Restricted net assets

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from its subsidiary or VIE. Relevant PRC statutory laws and regulations permit payments of dividends by only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Share capital of the PRC subsidiary and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of KP Tian Yu, the foreign-invested enterprise, King Eagle (China), King Eagle (Tianjin), the VIE and its subsidiaries. The Company is required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

As a result of the foregoing restrictions, KP Tian Yu, King Eagle (China) and King Eagle (Tianjin) are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2022, and 2021, the Company had negative net assets which included common stock, additional paid-in capital, subscription receivable, accumulated deficit and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. As of September 30, 2023, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,080,228, $2,069,494 and $611, respectively. As of September 30, 2022, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in an amount of $844,025, $2,311,792 and $351, respectively. Accordingly, the Company did not accrue statutory reserve funds as of September 30, 2023 and 2022.

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2023, and 2022.

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

Since KP (China) and KP (Hong Kong) are wholly owned and under the control of KP International Holding, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP (China) and KP (Hong Kong) did not earn any income that was derived in Hong Kong for years ended September 30, 2023 and 2022 and therefore, KP (China) and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

September 30
	2023	2022
Current	$	$
Federal	-	-
State	-	-
Foreign	-	-
Total current	-	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	September 30,
	2023	2022
Loss before income tax expense	$(2,149,213)	$(1,972,841)
Computed tax expense with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.4%	3.5%
Tax effect of non-deductible expenses	(2.2)%	(0.3)%
Change in valuation allowance	(22.2)%	(24.2)%
Effective tax rate	0%	0%

Deferred tax assets included the following:

	September 30,
	2023	2022
Deferred tax assets	$	$
Net operating loss carryforwards	1,362,897	922,114
Staff education expense	1,691	-
Total deferred tax assets	1,364,588	922,114
Valuation allowance	(1,364,588)	(922,114)
Total deferred tax assets, net	$-	$-

As of September 30, 2023, and 2022, the Company had generated gross net operating loss carryforwards in an amount of $5,618,681 and $3,807,069. As of September 30, 2023 and 2022, our US entity generated gross net operating loss carryforwards in an amount of $1,001,412 and $726,495, respectively, available to offset future taxable income. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforwards the NOL indefinitely. NOLs generated prior to January 1, 2018, will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

The Companies in Hong Kong incurred gross net operating loss carryforwards in an amount of $10,245 and $3,548 as of September 30, 2023 and 2022, respectively. The net operating loss generated in Hong Kong is carried forward indefinitely.

Our entities in the PRC generated $4,607,024 and $3,077,026 gross net operating loss carryforwards as of September 30, 2023, and 2022, respectively. Those net operating loss carryforwards can be used to offset taxable income in future periods and reduce the income taxes payable of our PRC entities in those future periods and will expire 5 years from the date they were incurred if they are not used. If not utilized, approximately $208,802, $1,438,207, $1,430,017 and $1,529,998 will expire in the years 2025, 2026, 2027 and 2028, respectively.

At this time, the Company considered it is more likely than not that its US, Hong Kong and PRC entities have sufficient taxable income in the near future that will allow us to realize these DTAs. Therefore, the Company recorded a full valuation allowance against all of its deferred tax assets as of September 30, 2023, and 2022. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or portion of these allowances.

NOTE 13 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of September 30, 2023 and 2022:

Assets/liabilities	Classification	September 30, 2023	September 30, 2022
Assets
Operating lease right-of-use assets	Operating lease assets	$479,427	$675,655

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$318,422	$304,753

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	$95,907	$264,124

Total lease liabilities		$414,329	$568,877

The operating lease expense for the years ended September 30, 2023, and 2022 was as follows:

		September 30
Lease Cost	Classification	2023	2022
Operating lease cost	General and administrative	$330,626	$398,133
Total lease cost		$330,626	$398,133

Maturities of operating lease liabilities as of September 30, 2023, were as follow:

Maturity of Lease Liabilities	Operating Leases
2024	$331,190
2025	97,074
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$428,264
Less: interest	(13,935)
Present value of lease payments	$414,329

Maturities of operating lease liabilities as of September 30, 2022, were as follow:

Maturity of Lease Liabilities	Operating Leases
2023	$328,832
2024	273,520
2025	-
2026	-
2027	-
Thereafter	-
Total lease payments	$602,352
Less: interest	(33,475)
Present value of lease payments	$568,877

Supplemental information related to operating leases was as follows:

	September 30
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$271,259	$500,460
New operating lease assets obtained in exchange for operating lease liabilities	$113,012	$750,486
Weighted average remaining lease term	1.47 year	2.3 years
Weighted average discount rate	4.31%	4.72%

The amortization expense was $326,255 and $386,152 for the years ended September 30, 2023 and 2022, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

King Eagle (China) and King Eagle (Tianjin) entered into multiple purchase and service commitments. As of September 30, 2023 and 2022, King Eagle (China) and King Eagle (Tianjin) had purchase and service commitments in an amount of $15,327 and $53,910, respectively.

NOTE 15 - SUBSEQUENT EVENT

On October 26, 2023, we established Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”) under the laws of the People’s Republic of China, with a registered capital of approximately $0.14 million (RMB1 million). The entity is located in Jiangsu province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity commenced operations in November 2023 and primarily focuses on marketing and selling physiotherapy equipment products.

As of September 30, 2023, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

