Form 10-Q
period 2023-12-31
Kun Peng International Ltd.
filed 2024-02-20
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Yes ☐ No ☒

As of February 20, 2024, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		December 31,	September 30,
	Note	2023	2023
Assets
Current assets
Cash and cash equivalents		$120,343	$457,580
Trade receivable, net	4	23,524	-
Advance and prepayments	5	154,654	74,044
Other receivables	6	169,345	23,060
Inventory	7	52,497	107,263
Total current assets		520,363	661,947

Noncurrent assets
Property and equipment, net	8	106,529	72,552
Intangible assets, net	9	2,792	2,806
Security deposits		43,159	41,999
Right-of-use assets	15	409,782	479,427
Others		12,061	3,245
Total noncurrent assets		574,323	600,029

Total assets		$1,094,686	$1,261,976

Liabilities
Current liabilities
Trade and other payables		2,473,617	2,151,900
Deferred revenue	10	862,171	2,149,238
Payroll payable		84,576	63,653
Tax payable		140,556	184,357
Amounts due to related parties	11	2,889,618	1,318,120
Operating lease obligations, current portion	15	267,698	318,422
Total current liabilities		6,718,236	6,185,690

Noncurrent liabilities
Operating lease obligations, net of current portion	15	77,088	95,907
Total noncurrent liabilities		77,088	95,907

Total liabilities		6,795,324	6,281,597

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and September 30, 2023	12	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of December 31, 2023 and September 30, 2023	12	40,000	40,000
Additional paid-in capital	12	597,801	597,801
Accumulated deficits		(6,324,096)	(5,803,162)
Accumulated other comprehensive income		280,775	426,741
Total stockholders’ equity		(5,405,520)	(4,738,620)
Non-controlling interests		(295,118)	(281,001)
Total equity		(5,700,638)	(5,019,621)

Total liabilities and equity		$1,094,686	$1,261,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three Months Ended December 31,
	Note	2023	2022

Revenue, net	13	$562,158	$452,118
Cost of revenue	13	(149,347)	(109,188)
Gross profit		412,811	342,930

Operating expenses
General and administrative expenses		547,819	374,824
Selling expense		431,988	728,792
Total operating expenses		979,807	1,103,616

Loss from operations		(566,996)	(760,686)

Other income:
Interest income		357	49
Other income		31,833	324
Total other income, net		32,190	373

Loss before income taxes		(534,806)	(760,313)

Income tax expense	14	-	-

Net loss		(534,806)	(760,313)
Less: Net loss attributable to non-controlling interest		(13,872)	-
Net loss attributable to Kun Peng International Ltd		(520,934)	(760,313)
Foreign currency translation adjustment		(145,966)	(138,610)
Comprehensive loss		(680,772)	(898,923)
Less: Comprehensive loss attributable to non-controlling interest		(14,117)	-
Comprehensive loss attributable to Kun Peng International Ltd		$(666,655)	$(898,923)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.001)	$(0.002)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(520,934)	-	(520,934)	-	(520,934)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(13,872)	(13,872)
Foreign currency translation adjustment	-	-	-	-	(145,966)	(145,966)	(245)	(146,211)
Balance, December 31, 2023	400,000,000	$40,000	$597,801	$(6,324,096)	$280,775	$(5,405,520)	$(295,118)	$(5,700,638)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2022*	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Net loss attributable to common stockholders	-	-	-	(760,313)	-	(760,313)	-	(760,313)
Foreign currency translation adjustment	-	-	-	-	(138,610)	(138,610)	-	(138,610)
Balance, December 31, 2022	400,000,000	$40,000	$(40,000)	$(4,414,309)	$140,757	$(4,273,552)	$(280,954)	$(4,554,506)

*	Outstanding and issued shares retrospectively reflect the 10:1 forward stock split effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(534,806)	(760,313)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,676	15,223
Amortization of right-of-use assets	79,962	80,374

Changes in operating assets and liabilities
Advance and prepayments	(85,784)	68,206
Trade receivables	(23,118)	-
Other receivables	(143,133)	(2,831)
Inventory	56,732	-
Trade payables	129,172	534,327
Other payables and accrual	129,702	(7,467)
Deferred revenue	(1,323,176)	(172,853)
Payroll payable	18,835	(5,728)
Amounts due to related parties	1,508,580	16,310
Tax payable	(46,090)	11,064
Lease liabilities	(83,160)	(19,224)
Net cash used in operating activities	(303,608)	(242,912)

Cash flows from investing activities
Acquisition of property and equipment and construction-in-progress	(44,008)	-
Acquisition of trademarks	-	(509)
Net cash used in investing activities	(44,008)	(509)

Effect of exchange rate changes on cash	10,379	1,610

Net change in cash and cash equivalents	(337,237)	(241,811)

Cash and cash equivalents, beginning balance	457,580	267,131

Cash and cash equivalents, ending balance	$120,343	$25,320

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Authorized shares:

● Common stock: 1,000,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of December 31, 2023

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of December 31, 2023

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: 400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017 ● Deregistration from Hong Kong Inland Revenue Department and Hong Kong Company Registry approved on February 2, 2024	100% owned by Kun Peng International Holding Limited	Paid share capital: 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China and a wholly foreign owned enterprise (“WFOE”) since March 3, 2023 ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

King Eagle (China) Co., Ltd	● a wholly foreign owned enterprise (“WFOE”) until March 3, 2023 and a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019

Wholly owned by Kun Peng (China) Industrial Development Company Limited until March 3, 2023

Starting March 3, 2023,

49% owned by Kun Peng (Hong Kong) Industrial Development Limited and 51% owned by Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

			Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to King Eagle (Tianjin) Technology Co., Ltd.

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in March 2024; plans to promote and sell health screening devices

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in May 2024, assuming permits to provide online health care services are obtained

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

Kun Peng International Holding Limited

Kun Peng International Holding Limited (“KP International Holding”) was incorporated in the British Virgin Islands on April 20, 2021. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kun Peng (China) Industrial Development Company Limited (“KP (China)”), which was incorporated in Hong Kong on August 11, 2017, at a cash consideration of approximately $0.129 (HK$1). After the ownership transfer, KP International Holding became the sole shareholder of KP (China). KP International Holding is a holding company.

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

On August 24, 2023, we filed an application with the Companies Registry of Hong Kong for deregistration and dissolution of KP (China). We expect that the company will be dissolved by March 2024.

Kun Peng (Hong Kong) Industrial Development Limited

Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”) was incorporated as a limited liability company in Hong Kong on June 21, 2021. It is a holding company and is wholly owned by Kun Peng International Holding Limited. The share capital of this entity upon formation is $0.13 (HK$1).

King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd. (“King Eagle (China)”) was incorporated as a limited liability company in Beijing Economic Technological Development Zone in the People’s Republic of China (“the PRC”) on March 20, 2019 with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP (China) at the time of establishment. KP (China) transferred its approximately $2.2 million (RMB 15 million), or 15%, interest in King Eagle (China) to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, the PRC, on November 2, 2020.

On March 26, 2021, Guoxin Ruilian Group Co., Ltd entered into equity transfer agreements with KP (China) and Guoxin Zhengye. Both Guoxin Ruilian Group Co., Ltd and Guoxin Zhengye are wholly owned by a common shareholder, Guoxin United Holdings Group Co., Ltd. Under the agreements, Guoxin Ruilian Group Co., Ltd transferred an 8% ownership interest in King Eagle (China) to Guoxin Zhengye and its remaining 7% ownership in King Eagle (China) to KP (China) on April 20, 2021. After the transfer, KP (China) and Guoxin Zhengye became the 92% and 8% shareholders of King Eagle (China), respectively. Guoxin Zhengye transferred its 8% ownership interest in King Eagle (China) to KP (China) on August 26, 2022. As a result of the transfer, KP (China) is the sole shareholder of King Eagle (China).

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

As discussed below, King Eagle (China) has entered into agreements (the “VIE Agreements”) with King Eagle (Tianjin) Technology Co., Ltd. and its shareholders through which King Eagle (China) controls and receives the economic benefits of King Eagle (Tianjin) Technology Co., Ltd.’s business operations.

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

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021 with a registered capital of approximately $0.7 million (RMB 5 million). It is wholly owned by KP (Hong Kong). On November 1, 2022, KP (China) entered into ownership transfer agreements with Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd. The agreements provided that KP (China) would transfer 49% and 51% of its ownership in King Eagle (China) to Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd., respectively. The ownership transfer was completed on March 3, 2023. (“KP Tian Yu”) became a WFOE beginning March 3, 2023.

King Eagle (Beijing) Technology Co., Ltd

King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”) was incorporated as a limited liability company in Beijing in the People’s Republic of China on December 1, 2022 with a registered capital of $0.7 million (RMB 5 million). It is wholly owned by King Eagle (Tianjin). King Eagle (Beijing) commenced its operation of the new online platform called “Kun Zhi Jian” in January 2023. This platform became one of the components in our Kun Zhi Jian Mini Program in November 2023. Since then, King Eagle (Beijing) focuses on wholesaling of health care related products and dietary supplements.

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

Kun Zhi Jian (Shandong) Health Management Co., Ltd

Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shangdong)”) was established on January 30, 2024 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Shangdong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity has not commenced its operations as of the date of this report and plans to promote and sell health screening devices.

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd (“Chengdu Wenjiang”) was established on February 1, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Sichuan province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity has not commenced its operations as of the date of this report and is applying for online health care and medical services permits from the relevant authorities. There can be no assurance that such permits will be obtained.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2023 included in the Form 10-K filed with the SEC on January 16, 2024.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and its variable interest entity (“VIE”). All significant intercompany transactions and balances within the Company have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the three months ended December 31, 2023 and 2022 include the collectability of receivables, the valuation of inventory, the useful lives of long-lived assets and intangibles, the assumptions used in assessing impairment of long-lived assets, the valuation of accruals for expenses and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the three months ended December 31, 2023, the Company experienced cash outflows from operating activities of $303,608, incurred a net loss of $534,806, and had negative working capital of $6,197,873. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced service agent service fee. Additionally, the Company obtained capital funding of approximately $1.5 million from our director to meet its working capital requirements. In order to continue as a going concern for the next 12 months, through Kun Zhi Jian Mini Program, the Company continues to explore additional revenue streams, leverage the health care expertise and technology with local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

COVID-19 Outbreak

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. In addition, in July 2023, the PRC government fully opened its border to foreigners without requirements of quarantine or application for a health code upon arrival in the PRC. On the other hand, a type of respiratory illness, especially among children, surged in China and some parts of the world in November 2023. However, this is a treatable disease and is containable according to the medical experts in China.

The Company launched the Kun Zhi Jian Mini Program in November 2023 to expand its customer services and promote preventive health care products. The Company believes that such Mini Program helped increase the consciousness of preventive health care of the local citizens in the PRC.

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

Translation adjustments included in accumulated other comprehensive gain amounted to $280,775 and $426,741 as of December 31, 2023 and September 30, 2023, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of December 31, 2023 (Closing Rate)
United States dollar ($1)	7.8109	7.0999

For the three months ended December 31, 2023 (Average Rate)
United States dollar ($1)	7.8140	7.2247

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2023 (Closing Rate)
United States dollar ($1)	7.8308	7.2960

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the three month period ended December 31, 2022 (Average Rate)
United States dollar ($1)	7.8214	7.1120

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of December 31, 2023 and September 30, 2023, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, they are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and we are exposed to low risk with respect to our cash kept in e-wallets.

Trade Receivable

Trade receivable represents the commission revenue earned from selling health care equipment on behalf of third parties but have not yet collected. Trade receivable is recorded at net realizable value. We establish allowance for credit losses when there is objective evidence that we may not be able to collect amounts due. Management reviews the adequacy of the allowance for credit losses on an ongoing basis, using historical collection trends and individual account analysis. The allowance is based on management’s best estimates of specific losses on individual party exposures, as well as historical trends of collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is remote.

We incurred commission revenue and the related trade receivable in the first quarter of 2024. We did not expect and did not have any objective evidence or historical trend that the balance incurred as of December 31, 2023 deemed uncollectable. Accordingly, as of December 31, 2023, management believed it was not necessary to accrue an allowance for credit losses. Management continues to monitor the collectability of the balance due and estimates the allowance for credit losses on an individual basis when there is any objective evidence that it may not be able to collect the outstanding balance.

Inventory

Inventory consists of finished goods, which include beverages, distilled water dispensers, water filters and bathroom accessories. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of December 31, 2023, there was an amount of $91,224 located at third-party’s premises.

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

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2023 and September 30, 2023.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2023 and September 30, 2023, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the three months ended December 31, 2023 and 2022 was comprised of foreign currency translation adjustments.

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

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defective goods and goods lost in transit. As we have experienced insignificant amounts of goods returned and claims from goods lost in transit in the past, our product liability is insignificant; therefore, management believes product liability accrual as at December 31, 2023 and September 30, 2023 is negligible.

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

Research and Development Expenses

Research and development (R&D) expenses are all costs associated with the original development and design of the product as well as any intellectual property (IP) generated during the development phase, including patents and copyrights. Research and development expenses are included in the overall operating expenses and reflected as a separate line item on the condensed consolidated statements of operations.

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on the Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the three months ended December 31, 2023 and 2022.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the three months ended December 31, 2023 and 2022 were $431,988 and $728,792, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the three months ended December 31, 2023 and 2022, we recorded marketing and promotional service fees to our service agents in an amount of $308,607 and $546,660, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As of December 31, 2023 and September 30, 2023, $107,168 (RMB 760,882) and $428,088 (RMB 3,123,333), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Risks of variable interest entity structure

As of the date of this report, King Eagle (Tianjin) has established five subsidiaries, King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd., Kun Zhi Jian (Huai’an) Technology Co., Ltd., Kun Zhi Jian (Shandong) Health Management Co., Ltd, and Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd on December 1, 2022, September 19, 2023, October 26, 2023, January 31, 2024, and February 1, 2024, respectively, in the PRC. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the VIE Agreements are valid and binding and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of the foreign-invested enterprise and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the VIE Agreements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the VIE Agreements is remote based on current facts and circumstances.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See our commitments and contingencies in Note 16, Financial Statements and Supplementary Data. In meeting its liquidity requirements, the Company continues to focus on increasing its revenue through the sale of consumer health care products through its Kun Zhi Jian Mini Program and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the three months ended December 31, 2023 and 2022.

For the three months ended December 31, 2023, three major vendors accounted for 33.3%, 12.6% and 11.6% of the Company’s total cost of sales.

For the three months ended December 31, 2022, two major vendors accounted for 50.6% and 12.7% of the Company’s total cost of sales.

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

Accounting Standards to Be Adopted

Income Tax. In December 2023, the FASB Issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740)”. ASU 2023-09 addresses investor requests for more disclosure about the tax risks in an entity’s global operations. This provides guidance for a disclosure of more detailed tax rate reconciliation and income tax paid in various jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024 for public business entities and December 15, 2025 for all other entities. The Company evaluated that the additional disclosure requirements do not have a significant impact on its condensed consolidated financial statements.

In the period from January 2024 through mid-February 2024, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

NOTE 3 - VARIABLE INTEREST ENTITIES- “VIE” AGREEMENTS

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

Consulting Service Agreement

Pursuant to the terms of the Exclusive Consulting Service Agreement dated May 15, 2021, between King Eagle (China) and King Eagle (Tianjin) (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider to King Eagle (Tianjin) to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after King Eagle (Tianjin)’s profit before tax in the corresponding year deducts King Eagle (Tianjin)’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. King Eagle (Tianjin)agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from King Eagle (China). In addition, King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle (Tianjin)’s consent, but King Eagle (China) shall notify King Eagle (Tianjin) of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to the expiration.

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

Proxy Agreement

Pursuant to the terms of the Proxy Agreement dated on May 15, 2021, among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Proxy Agreement”), the shareholders of King Eagle (Tianjin) have entrusted their voting rights as King Eagle (Tianjin)’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consent of King Eagle (Tianjin)’s shareholders and King Eagle (China) or upon a 30-day notice of King Eagle (China).

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated May 15, 2021, among King Eagle (China), King Eagle (Tianjin), and the shareholders of King Eagle (Tianjin) (the “Equity Disposal Agreement”), the shareholders of King Eagle (Tianjin) granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase all or part of the equity interests in and/or assets of King Eagle (Tianjin) at the lowest purchase price permitted by PRC laws and regulations. The Option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle (Tianjin) agreed to give King Eagle (China) the total amount of the exercise price as a gift, or other method, upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle (Tianjin). The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

Equity Pledge Agreement

Pursuant to the terms of the Equity Pledge Agreement dated May 15, 2021, among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Pledge Agreement”), the shareholders of King Eagle (Tianjin) pledged all of their equity interests in King Eagle (Tianjin)to King Eagle (China), including the proceeds thereof, to guarantee King Eagle (Tianjin)’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement, and the Equity Disposal Agreement (each, an “Agreement” and, collectively, the “Agreements”). If King Eagle (Tianjin) or its shareholders breach their respective contractual obligations under any Agreement, or cause to occur one of the events regarded as an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle (Tianjin). During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreement have been fulfilled.

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

As of the date of this report, King Eagle (Tianjin) has established five subsidiaries: King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd., Kun Zhi Jian (Huai’an) Technology Co., Ltd., Kun Zhi Jian (Shandong) Health Management Co., Ltd, and Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd on December 1, 2022, September 19, 2023, October 26, 2023, January 31, 2024, and February 1, 2024, respectively, in the PRC. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

Pursuant to the VIE Agreements, the shareholders of King Eagle (Tianjin) have agreed to transfer any dividends, distributions, or other profits that they receive to King Eagle (China). King Eagle (Tianjin) pays service fees equal to all of its net profit after tax to King Eagle (China). The VIE Agreements are designed so that King Eagle (Tianjin) operates for the benefit of King Eagle (China) and ultimately the Company.

Moreover, King Eagle (Tianjin) has agreed to subject the operations and management of its business to the full control under King Eagle (China) and King Eagle (Tianjin) will take King Eagle (China)’s advice on the appointment or dismissal of directors and employment, regular operation, and financial management. Accordingly, the Company consolidates the accounts of King Eagle (Tianjin) and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC, 810-10, “Consolidation.”

Accordingly, the accounts of King Eagle (Tianjin) and its subsidiaries are consolidated in the accompanying financial statements pursuant to ASC 810-10, “Consolidation.” In addition, their financial positions and results of operations are included in the Company’s financial statements.

VIE Financial Information

Set forth below is the consolidated balance sheet information as of December 31, 2023 and September 30, 2023 and the consolidated statements of operations and cash flows for the three months ended December 31, 2023 and 2022, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

“Parent entity” refers to Kun Peng International Limited;

“Non-VIE and Non-WFOE subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kun Peng (China) Industrial Development Company Limited (“KP (China)”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) until March 3, 2023
●	King Eagle (China) Co., Ltd. (“King Eagle (China)”) commencing March 3, 2023

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

Condensed Consolidated Balance Sheets

As of December 31, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated

Cash and cash equivalent	$-	$10,448	$70	$109,825	$-	$120,343
Trade receivable, net	-	-	-	23,524		23,524
Advance and Prepayments	-	40,322	-	114,332	-	154,654
Other receivables - third parties	-	23,898	-	145,447	-	169,345
Inventory	-	-	-	52,497	-	52,497
Intercompany receivables-current	-	514,184 (2)	-	2,293,483 (1)	(2,807,667)	-
Total current Assets	-	588,852	70	2,739,108	(2,807,667)	520,363
Property and equipment, net	-	62,175	-	44,354	-	106,529
Intangible Assets, net	-	2,792	-	-	-	2,792
Security deposits, noncurrent	-	43,159	-	-	-	43,159
ROU assets	-	301,728	-	108,054	-	409,782
Others	-	12,061	-	-	-	12,061
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	421,919	-	152,408	(34,164)	574,323
Total assets	34,160	1,010,771	70	2,891,516	(2,841,831)	1,094,686
Trade payable	-	-	-	2,256,387	-	2,256,387
Other payables – third parties	27,300	1,920	-	188,010	-	217,230
Deferred revenue	-	-	-	862,171	-	862,171
Intercompany payables	825,104 (3)	1,975,932 (1)	704 (1)	41,025 (4)	(2,842,765)	-
Payroll payable	-	24,223	-	60,353	-	84,576
Tax payable	-	3,521	-	137,035	-	140,556
Operating lease obligations-current	-	181,448	-	86,250	-	267,698
Amount due to related parties	-	-	-	2,889,618	-	2,889,618
Total current liabilities	852,404	2,187,044	704	6,520,849	(2,842,765)	6,718,236
Total noncurrent liabilities	-	62,415	-	14,673	-	77,088
Total liabilities	852,404	2,249,459	704	6,535,522	(2,842,765)	6,795,324
Total shareholders’ Equity	(818,244)	(1,116,550)	(634)	(3,471,026)	934	(5,405,520)
Non-controlling interests	-	(122,138)	-	(172,980)	-	(295,118)
Total equity	(818,244)	(1,238,688)	(634)	(3,644,006)	934	(5,700,638)
Total liabilities and equity	$34,160	$1,010,771	$70	$2,891,516	$(2,841,831)	$1,094,686

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

(4)	Intercompany payable to King Eagle (China) represents loan to King Eagle (Tianjin) for working capital purposes.

As of September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated

Cash and cash equivalent	$-	$10,457	$6	$447,117	$-	$457,580
Advance and Prepayments	-	32,721	-	41,323	-	74,044
Other receivables - third party	-	3,629	-	19,431	-	23,060
Inventory	-	-	-	107,263	-	107,263
Intercompany receivables-current	-	494,197 (2)	-	2,119,294 (1)	(2,613,491)	-
Total current Assets	-	541,004	6	2,734,428	(2,613,491)	661,947
Property and equipment, net	-	72,552	-	-	-	72,552
Intangible Assets, net	-	2,806	-	-	-	2,806
Security deposits and prepayments, noncurrent	-	41,999	-	-	-	41,999
Prepayments, noncurrent	-	3,245	-	-	-	3,245
ROU assets	-	351,753	-	127,674	-	479,427
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	472,359	-	127,674	(34,164)	600,029
Total assets	34,160	1,013,363	6	2,862,102	(2,647,655)	1,261,976
Trade payable	-	-	-	2,067,831	-	2,067,831
Other payables and accrual	66,000	10,040	-	8,029	-	84,069
Advances from customers	-	-	-	2,149,238	-	2,149,238
Intercompany payables	724,680 (3)	1,909,747 (1)	617 (1)	34,370 (4)	(2,669,414)	-
Salary payable	-	26,213	-	37,440	-	63,653
Provision for taxation	-	3,852	-	180,505	-	184,357
Operating lease obligations-current	-	232,976	-	85,446	-	318,422
Amount due to related parties	-	-	-	1,318,120	-	1,318,120
Total current liabilities	790,680	2,182,828	617	5,880,979	(2,669,414)	6,185,690
Total noncurrent liabilities	-	60,526	-	35,381	-	95,907
Total liabilities	790,680	2,243,354	617	5,916,360	(2,669,414)	6,281,597
Total shareholders’ Equity	(756,520)	(1,107,853)	(611)	(2,895,395)	21,759	(4,738,620)
Non-controlling interests	-	(122,138)	-	(158,863)	-	(281,001)
Total equity	(756,520)	(1,229,991)	(611)	(3,054,258)	21,759	(5,019,621)
Total liabilities and equity	$34,160	$1,013,363	$6	$2,862,102	$(2,647,655)	$1,261,976

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

(4)	Intercompany payable to King Eagle (China) represents loan to King Eagle (Tianjin) for working capital purposes.

Condensed Consolidated Statements of Operations Data

	Three Months Ended December 31, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$562,158	$-	$562,158
Intercompany revenue	-	235,043	-	-	(235,043)	-
Cost of revenue and related tax	-	466	-	148,881	-	149,347
Gross profit	-	234,577	-	413,277	-	412,811
Total operating expenses	61,724	210,413	7	707,663	-	979,807
Intercompany operating expenses	-	-	-	235,043	(235,043)	-
(Loss) income from operations	(61,724)	24,164	(7)	(529,429)	-	(566,996)
Other income (expense)	-	32	(7)	32,165	-	32,190
(Loss) income before income taxes	(61,724)	24,196	(14)	(497,264)	-	(534,806)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(61,724)	$24,196	$(14)	$(497,264)	$-	$(534,806)

	Three Months Ended December 31, 2022
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$452,118	$-	$452,118
Intercompany revenue	-	-	261,317	-	(261,317)	-
Cost of revenue and related tax	-	-	649	108,539	-	109,188
Gross profit	-	-	260,668	343,579	(261,317)	342,930
Total operating expenses	54,062	332	325,338	723,884	-	1,103,616
Intercompany operating expenses	-	-	-	261,317	(261,317)	-
Loss from operations	(54,062)	(332)	(64,670)	(641,622)	-	(760,686)
Other (expenses) income	-	(21)	353	41	-	373
Loss before income taxes	(54,062)	(353)	(64,317)	(641,581)	-	(760,313)
Income tax expense	-	-	-	-	-	-
Net loss	$(54,062)	$(353)	$(64,317)	$(641,581)	$-	$(760,313)

Condensed Consolidated Schedules of Cash Flows

	Three Months Ended December 31, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(61,724)	$24,196	$(14)	$(497,264)	$-	$(534,806)
Intercompany receivables	-	(6,228))	-	(239,717)	245,945	-
Intercompany payables	100,424	13,852	69	132,278	(246,623)	-
Net cash (used in) provided by operating activities	-	(2,368)	55	(300,617)	(678)	(303,608)
					-
Net cash used in investing activities	-	-	-	(44,008)	-	(44,008)

Effect of exchange rate fluctuation on cash	$-	$2,359	$9	$7,333	$678	$10,379

	Three Months Ended December 31, 2022
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(54,062)	$(353)	$(64,317)	$(641,581)	$-	$(760,313)
Intercompany receivables	-	-	3,778	(113,488)	109,710	-
Intercompany payables	110,062	332	-		(110,394)	-
Net cash used in operating activities	-	(21)	(1,280)	(240,927)	(684)	(242,912)
					-
Net cash used in investing activities	-	-	(509)	-	-	(509)

Effect of exchange rate fluctuation on cash	$-	$14	$5,987	$(5,090)	$699	$1,610

The Company consolidated its VIE as of December 31, 2023 and September 30, 2023. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	December 31, 2023	September 30, 2023

Assets
Current assets
Cash and cash equivalents	$109,825	$447,117
Trade receivable – third parties	23,524
Trade receivable-intercompany	1,530,892	2,119,294
Advance and prepayments	114,332	41,323
Other receivables – third parties	145,447	19,431
Other receivables – intercompany	762,591	-
Inventory	52,497	107,263
Total current assets	2,739,108	2,734,428

Noncurrent assets
Property and equipment, net	44,354	-
Right-of-use assets	108,054	127,674
Total noncurrent assets	152,408	127,674

Total assets	$2,891,516	$2,862,102

Liabilities
Current liabilities
Trade payables – third parties	$2,256,387	$2,067,831
Other payables and accrual	188,010	8,029
Deferred revenue	862,171	2,149,238
Intercompany payables	41,025	34,370
Payroll payable	60,353	37,440
Tax payable	137,035	180,505
Amounts due to related parties	2,889,618	1,318,120
Operating lease obligations-current portion	86,250	85,446
Total current liabilities	6,520,849	5,880,979

Noncurrent liabilities
Operating lease obligations-net of current portion	14,673	35,381
Total noncurrent liabilities	14,673	35,381

Total liabilities	6,535,522	5,916,360

Commitment and contingencies

Equity
Additional paid-in capital	637,801	637,801
Accumulated deficits	(4,271,902)	(3,788,510)
Accumulated other comprehensive income	163,075	255,314
Total stockholders’ equity	(3,471,026)	(2,895,395)
Non-controlling interests	(172,980)	(158,863)
Total equity	(3,644,006)	(3,054,258)

Total liabilities and equity	$2,891,516	$2,862,102

The operating results of the VIE were as follows:

	Three Months Ended December 31,
	2023	2022

Revenue, net	$562,158	$452,118
Cost of revenue	(148,881)	(108,539)
Gross profit	413,277	343,579

Operating expenses
General and administrative expenses	293,229	101,001
Selling expense	649,477	884,200
Total operating expenses	942,706	985,201

Loss from operations	(529,429)	(641,622)

Other income:
Interest income	354	41
Other income	31,811	-
Total other income, net	32,165	41

Loss before income taxes	(497,264)	(641,581)

Income tax expense	-	-

Net loss	(497,264)	(641,581)
Less: Net loss attributable to non-controlling interest	(13,872)	-
Net loss attributable to Kun Peng International Ltd	$(483,392)	$(641,581)

The cash flows of the VIE were as follows:

	Three Months Ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(497,264)	$(641,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	420	-
Amortization of right-of-use assets	21,253	29,070

Changes in operating assets and liabilities
Advance and prepayments	(70,627)	46,597
Trade receivable – third parties	(23,118)	-
Trade receivable – intercompany	(65,947)	(3,778)
Other receivables – third parties	(123,313)	(1,477)
Other receivables - intercompany	(173,770)	(109,710)
Inventory	56,732	-
Trade payable – third parties	129,172	569,479
Trade payable – intercompany	72,175	-
Other payables and accrual – third parties	176,655	43,896
Other payables and accrual – intercompany	60,103	-
Deferred revenue	(1,323,176)	(172,853)
Payroll payable	21,502	(1,270)
Amounts due to related parties	1,508,580	16,310
Tax payable	(45,660)	3,612
Lease liabilities	(24,334)	(19,224)
Net cash used in operating activities	(300,617)	(240,927)

Cash flows from investing activities
Purchase of equipment	(44,008)	-
Net cash used in investing activities	(44,008)	-

Effect of exchange rate changes on cash	7,333	(5,090)

Net change in cash and cash equivalents	(337,292)	(246,017)

Cash and cash equivalents, beginning balance	447,117	255,536

Cash and cash equivalents, ending balance	$109,825	$9,519

NOTE 4 - TRADE RECEIVABLE

Trade receivable, net consisted of the following:

	December 31,	September 30,
	2023	2023

Trade receivable	$23,524	$-
Less: Allowance for credit loss	-	-
Trade receivable, net	$23,524	$-

Trade receivable represented the commission to be received from the third-party sellers on whose behalf we sold health care instruments.

NOTE 5- ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	December 31,	September 30,
	2023	2023

Prepaid rent and building management and utilities	$30,986	$19,211
Prepaid supplies(1)	91,224	32,195
Prepaid income tax	5,165	5,027
Prepaid professional services(2)	12,086	9,137
Prepaid others	15,193	8,474
Total prepayments	$154,654	$74,044

(1)	As of December 31, 2023 and September 30, 2023, the Company had prepaid supplies of $91,224 and $32,195, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of September 30, 2023, the ending balance of prepaid professional services represented $9,137 for the legal service fee for our PRC entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2023.

As of December 31, 2023, the ending balance of prepaid professional services included $9,390, $1,859, and $837 for the legal service fee, bookkeeping fee, and technical support fee for our PRC entities. The legal service and bookkeeping fees will amortized to general and administrative expenses using the straight-line period over the service periods of January and February 2024. The technical support fee will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the related revenue is recognized.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 6 - OTHER RECEIVABLES

Other receivables included the following:

	December 31,	September 30,
	2023	2023

Rental and vendor deposits	$88,597	$14,111
Advance to employees	77,792	2,604
Others	2,956	6,345
Total other receivables, net	$169,345	$23,060

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

NOTE 7 - INVENTORY

Inventory consisted of the following:

	December 31,	September 30,
	2023	2023

Finished goods	$52,497	$107,263
Total	$52,497	$107,263

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	September 30,
	2023	2023

Leasehold improvements	$127,590	$124,161
Furniture and fixtures	1,238	1,205
Computer equipment	40,190	39,110
Office equipment	1,484	1,442
Service equipment	15,775	-
Construction in progress	29,006	-
Subtotal	215,283	165,919
Less: accumulated depreciation	(108,754)	(93,367)
Total property and equipment, net	$106,529	$72,552

Depreciation expense was $12,586 and $15,149 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 9 - INTANGIBLE ASSETS

	December 31,	September 30,
	2023	2023

Trademarks	$3,649	$3,551
Subtotal	3,649	3,551
Less: accumulated amortization	(857)	(745)
Total intangible assets, net	$2,792	$2,806

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,074, $1,381, $563, $36, $510, and $85 will expire in July 2031, April 2031, April 2032, September 2032, October 2032, and October 2033, respectively.

Amortization expense was $90 and $74 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 10 - DEFERRED REVENUE

	December 31,	September 30,
	2023	2023

Advance payments from customers	$862,171	$2,149,238
Total deferred revenue	$862,171	$2,149,238

Deferred revenue resulted from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of December 31, 2023 and September 30, 2023, the Company had total deferred revenue of $862,171 and $2,149,238, respectively. Out of the ending balance as of December 31, 2023 of $862,171, $376,249 was the advance payment from our customers for our retail products to be delivered in the subsequent period. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. The remaining balance, $485,922, related to the project of Smart Kiosks abandoned in September 2023. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			December 31,	September 30,
Name of related party	Relationship	Nature of transactions	2023	2023

Ms.Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,633,699	$1,069,078
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,394	2,331
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	253,525	246,711

Total			$2,889,618	$1,318,120

NOTE 12 - EQUITY

Effective as of September 9, 2021, the Company’s Articles of Incorporation were amended to increase the Company’s authorized capital to 210,000,000 authorized shares of capital stock with 200,000,000 designated as $0.0001 par value common stock and 10,000,000 designated as $0.0001 par value preferred stock.

Effective on October 12, 2022, a Certificate of Amendment was filed with the Nevada Secretary of State to increase the authorized number of shares of the Company’s $0.0001 par value common stock from 200,000,000 shares to 1,000,000,000 shares of common stock.

The Company’s board of directors approved and declared a 10:1 forward split of its common stock on September 6, 2022. As a result of the stock split, holders of pre-split shares of common stock received post-split shares of common stock at a ratio of ten (10) shares of post-split common stock for every one (1) share of pre-split common stock. The stock split had a record date of September 16, 2022 and an effective date of October 18, 2022. No fractional shares were issuable as a result of the forward stock split. After the forward stock split, the Company has 400,000,000 shares of common stock outstanding. The par value of the common stock remained unchanged at 0.0001 per share after the stock split.

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of December 31, 2023 and September 30, 2023.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of December 31, 2023 and September 30, 2023, respectively. The issued and outstanding shares of common stock were 400,000,000 as of December 31, 2023 and September 30, 2023, respectively.

Restricted net assets

Our ability to pay dividends is primarily dependent on us receiving distributions of funds from our VIE. Relevant PRC statutory laws and regulations permit payments of dividends by our VIE and its subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after they have met the PRC requirements for appropriation to statutory reserves. Share capital of our PRC subsidiaries and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of KP Tian Yu, the foreign-invested enterprise, King Eagle (China), King Eagle (Tianjin), the VIE, and its subsidiaries. The Company is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund and a staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2023, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,210,957, $3,644,006, and $634, respectively. As of September 30, 2023, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,080,228, $2,069,494, and $611, respectively. Accordingly, the Company did not accrue statutory reserve funds as of December 31, 2023 and September 30, 2023.

NOTE 13- REVENUE

Revenue:

The following tables present disaggregated revenues for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022

Retail product sales	$506,333	$21,087
Wholesale product sales	1,805	431,031
Commissions	11,046	-
Equipment services	8,668	-
Training	34,306	-
Total	$562,158	$452,118

	Three Months Ended December 31,
	2023	2022

Performance obligations satisfied at a point in time	$553,490	$452,118
Performance obligations satisfied over time	8,668	-
Total	$562,158	$452,118

Cost of revenue:

We disaggregated our cost of revenue for the three months ended December 31, 2023 and 2022 as follows:

	Three Months Ended December 31,
	2023	2022

Retail	$123,135	$8,565
Wholesale	919	100,623
Equipment service fees	4,987	-
Training fees	20,306	-
Total	$149,347	$109,188

NOTE 14- INCOME TAXES

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2023 and 2022.

British Virgin Islands

KP International Holding is a holding company organized as an International Business Company under the laws of the British Virgin Islands (“BVI”), and its principal operating subsidiaries are organized under the laws of Hong Kong and the laws of the PRC. KP International and its subsidiaries are not subject to income taxes in the BVI.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong and became effective for the assessment year 2018/2019. Under the two-tier profits tax rates regime, the profits tax rate for the first $0.26 million (HKD 2 million) of assessable profits of a corporation will be subject to a lowered tax rate of 8.25%, while the remaining assessable profits will be subject to the legacy tax rate of 16.5%. The Ordinance only allows one entity within a group of “connected entities” to be eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; or (3) in the case of the first entity being a natural person carrying on a sole proprietorship business, the other entity is the same person carrying on another sole proprietorship business.

Since KP (China) and KP (Hong Kong) are wholly owned and under the control of KP International Holding, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP (China) and KP (Hong Kong) did not earn any income that was derived in Hong Kong for the three months ended December 31, 2023 and 2022, and, therefore, KP (China) and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

Three Months Ended December 31,
	2023	2022
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Three Months Ended December 31,
	2023	2022
Loss before income tax expense	$(534,806)	$(760,313)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.5%	3.7%
Tax effect of non-deductible expenses	(2.2)%	(0.3)%
Change in valuation allowance	(22.3)%	(24.4)%
Effective tax rate	0.0%	0.0%

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

As of December 31, 2023 and September 30, 2023, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 15 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of December 31, 2023 and September 30, 2023:

Assets/liabilities	Classification	December 31, 2023	September 30, 2023
Assets
Operating lease right-of-use assets	Operating lease assets	$409,782	$479,427

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$267,698	$318,422

Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	$77,088	$95,907

Total lease liabilities		$344,786	$414,329

The operating lease expense for the three months ended December 31, 2023 and 2022 was as follows:

		Three Months Ended December 31,
Lease cost	Classification	2023	2022
Operating lease cost	General and administrative	$77,156	$84,837
Total lease cost		$77,156	$84,837

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

Maturity of lease liabilities	Operating leases
Remaining of 2024	$255,714
2025	99,755
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$355,469
Less: interest	(10,683)
Present value of lease payments	$344,786

Maturities of operating lease liabilities as of September 30, 2023, were as follows:

Maturity of Lease Liabilities	Operating Leases
2024	$331,190
2025	97,074
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$428,264
Less: interest	(13,935)
Present value of lease payments	$414,329

Supplemental information related to operating leases was as follows:

	Three Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$83,160	$19,224
New operating lease assets obtained in exchange for operating lease liabilities	$-	$-
Weighted average remaining lease term	1.3 years	2.1 years
Weighted average discount rate	4.3%	4.72%

Amortization expense was $79,962 and $80,374 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of December 31, 2023 and September 30, 2023, we had purchase and service commitments in an amount of $11,243 and $15,327, respectively.

NOTE 17 - SUBSEQUENT EVENT

King Eagle (Tianjin) established two additional subsidiaries, Kun Zhi Jian (Shandong) Health Management Co., Ltd. (“Kun Zhi Jian (Shangdong)”) and Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd (“Chengdu Wenjiang”) in the PRC on January 30, 2024 and February 1, 2024, respectively. Kun Zhi Jian (Shangdong) plans to commence operations in March 2024 while Chengdu Wenjiang is applying for permits for its online health care services and expects to start its operation in May 2024.

On February 2, 2024, the deregistration of Kunpeng (China) Industrial Development Company Limited was approved by Hong Kong Inland Revenue Services and Hong Kong Company Registry.

As of December 31, 2023, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fill customer orders through our outsourced networks. As of February 18, 2024, December 31, 2023 and September 30, 2023, King Eagle Mall had approximately 5,669 members. King Eagle Mall’s membership declined during the year ended September 30, 2023 because the Company focused on promoting and selling products on Kun Zhi Jian, the new online platform, and some of the members of King Eagle Mall switched to Kun Zhi Jian.

We also operate customer service centers with which our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented a new online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health conditions, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of February 18, 2024, December 31, 2023, and September 30, 2023, our new online platform had approximately 2,162, 2,120 and 2,112 members, respectively.

COVID-19

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. In addition, in July 2023, the PRC government fully opened its border to foreigners without requirements of quarantine or application for a health code upon arrival in the PRC. On the other hand, a type of respiratory illness, especially among children, surged in China and some parts of the world in November 2023. However, this is a treatable disease and is containable according to the medical experts in China.

The Company launched the Kun Zhi Jian Mini Program in November 2023 to expand its customer services and promote preventive health care products. The Company believes that such Mini Program helped increase the consciousness of preventive health care of the local citizens in the PRC.

We do not expect that the COVID-19 virus will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequence of the recurring pandemic on our future business performance and liquidity. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see Note 3 – Variable Interest Entities - “VIE” Agreements. The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the three months ended December 31, 2023 included in this report.

Financial Operations Overview

Results of operations for the three months ended December 31, 2023 and 2022

	Three Months Ended December 31,
	2023		2022
	Amount	% of revenue	Amount	% of revenue

Revenues	$562,158	100.0%	$452,118	100.0%
Cost of revenues	149,347	26.6	109,188	24.2
Gross profit	412,811	73.4	342,930	75.8
Operating expenses:
General and administrative expenses	547,819	97.4	374,824	82.9
Selling expense	431,988	76.8	728,792	161.2
Total operating expenses	979,807	174.2	1,103,616	244.1
Loss from operations	(566,996)	(100.8)	(760,686	(168.3)
Other income	32,190	5.7	373	0.1
Loss before income taxes	(534,806)	(95.1)	(760,313)	(168.2)
Income tax expense	-	-	-	-
Net loss	$(534,806)	(95.1)%	$(760,313)	(168.2)%

Revenues

For the three months ended December 31, 2023 and 2022, revenues amounted to $562,158 and $452,118, respectively.

The following tables present disaggregated revenues for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022

Retail product sale	$506,333	$21,087
Wholesale product sale	1,805	431,031
Commission	11,046	-
Equipment service	8,668	-
Training	34,306	-
Total	$562,158	$452,118

	Three Months Ended December 31,
	2023	2022

Performance obligations satisfied at a point in time	$553,490	$452,118
Performance obligations satisfied over time	8,668	-
Total	$562,158	$452,118

We recognized our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) of gross sales.

For the three months ended December 31, 2022, our retail revenue primarily included the sale of consumer health care and health-related household products to our customers via our mobile application, King Eagle Mall, which was launched in July 2020. Our wholesale revenue was derived from our new online platform, Kun Zhi Jian, which was launched in October 2022. This new online platform focuses on promoting and selling our own brand of preventive health care related products, such as the thermal therapy cabin, to our wholesalers.

Compared to the same period in 2022, our total revenues for the three months ended December 31, 2023 increased by $110,040, or 24.3%. For the three months ended December 31, 2023, we incurred three additional revenue streams: commission revenue, equipment service revenue, and training revenue, besides the sale of preventive health care products on King Eagle Mall and Kun Zhi Jian to our retail and wholesale customers. We launched Kun Zhi Jian Mini Program (“Mini Program”) to expand our customer services and preventive health care in November 2023. Through this Mini Program, we sold health care instruments on behalf of third parties and earned commission revenue upon the successful sale of the instruments. We also sold prepaid cards to our customers for the use of card-operated health screening equipment displayed at Kun Zhi Jian Customer Service Center. We recognized equipment service revenue when our customers consumed the prepaid cards for the use of our card-operated health screening equipment. We earned training revenue after the training session for our customers was completed.

Cost of revenue

Our cost of revenue for the three months ended December 31, 2023 and 2022 was $149,347 and $109,188, respectively. This primarily included the purchase of health care and health related household products from our suppliers and payments of training fees to our third-party trainers. Our cost of revenue rose by $40,159 in the three months ended December 31, 2023, compared to the same period in 2022. During the three months ended December 31, 2023, we increased our retail product sales through our Kun Zhi Jian Mini Program. Moreover, we offered equipment service and training during the three months ended December 31, 2023 through the Kun Zhi Jian Mini Program. The equipment service fee included the prepaid card activation fee and the technical support fee. The training fee consisted of the training fees, accommodations, and transportation of the third-party trainers.

We disaggregated our cost of revenue for the three months ended December 31, 2023 and 2022 as follows:

	Three Months Ended December 31,
	2023	2022

Retail	$123,135	$8,565
Wholesale	919	100,623
Equipment service fee	4,987	-
Training fee	20,306	-
Total	$149,347	$109,188

Gross profit

	Three Months Ended December 31,
	2023		2022

Retail product sales	$383,198	75.7%	$12,522	59.4%
Wholesale product sales	886	49.1	330,408	76.7
Commissions	11,046	100.0	-	-
Equipment service	3,681	42.5	-	-
Training	14,000	40.8	-	-
Total	$412,811	73.4%	$342,930	75.9%

For the three months ended December 31, 2023 and 2022, our overall gross profit and margin was $412,811, or 73.4%, and $342,930, or 75.9%, respectively.

For the three months ended December 31, 2023 and 2022, the gross profit and margin of our retail business amounted to $383,198, or 75.7%, and $12,522, or 59.4%, respectively. Our gross profit or margin for our retail business for the three months ended December 31, 2023 was higher than that for the same period in 2022. During the three months ended December 31, 2023, we added a variety of products such as dietary supplements, prepaid health screening cards, and sale of physiotherapy equipment sold to our retail customers which have a higher profit margin.

For the three months ended December 31, 2023 and 2022, the gross profit and margin of our wholesale business amounted to $886, or 49.1%, and $330,408, or 76.7%, respectively. During December 31, 2022, we focused on the sale of a thermal heat cabin to our wholesale customers. However, during the three months ended December 31, 2023, we launched the Kun Zhi Jian Mini Program through which we refocused on selling dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers. We lowered the selling price of the thermal heat cabin to our wholesale customers. Accordingly, the gross margin of our wholesale business line shrank during the three months ended December 31, 2023.

The gross margins for our commission, equipment service, and training for the three months ended December 31, 2023 were 100.0%, 42.5%, and 40.8%, respectively. As discussed above, we introduced these three additional revenue streams in November 2023. The gross margins for these three revenue streams were nil for the same period in 2022.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended December 31, 2023 and 2022, our total operating expenses were $979,807 and $1,103,616, respectively. The lower operating expenses for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was primarily due to lower selling expenses, as discussed below.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2023 and 2022 were $547,819 and $374,824, respectively. Our general and administrative expenses for the three months ended December 31, 2023 and 2022 were comprised of the following:

	Three Months Ended December 31,
	2023	2022
Employee compensation and benefit	$163,578	$102,389
Office rent and building management	91,436	94,894
Office supplies and meeting	13,773	8,288
Professional services fee	149,895	113,464
Travel, transportation, and gasoline	46,591	13,788
Meals and entertainment	53,855	11,216
Depreciation and amortization	11,958	14,429
Others	16,733	16,356
Total	$547,819	$374,824

Our general and administrative expenses for the three months ended December 31, 2023 and 2022 were $547,819 and $374,824, respectively, with an increase of $172,995. Such increase was primarily driven by an increase in employee compensation and benefit of $61,189, professional service fee of $37,138, travel, transportation, and gasoline of $32,803, and meals and entertainment of $42,639. Compared to the same period in 2022, for the three months ended December 31, 2023, we had additional 12 administrative employees particularly for our three VIE subsidiaries that were placed in service in January 2023, September 2023 and November 2023, respectively. Moreover, one of our VIE’s subsidiaries, King Eagle (Huai’an), engaged consulting services for business development and new business lines. We incurred a higher auto insurance premium for our leased automobile and car rental expense as well as entertainment expense during the current quarter. Compared to the same quarter in 2022 when COVID-19 measures and regional lockdown in the PRC were still in effect, COVID-19 restrictions were relaxed nationally by the end of December 2022. Since then, our executives resumed their travels to various regions in the PRC to explore new business opportunities and meet potential business partners. Hence, travel, transportation, gasoline as well as meals and entertainment expenses were significantly higher during the three months ended December 31, 2023 compared to the same period in 2022.

Selling expense

Selling expenses for the three months ended December 31, 2023 and 2022 were $431,988 and $728,792, respectively. Our selling expenses for the three months ended December 31, 2023 and 2022 were comprised of the following:

	Three Months Ended December 31,
	2023	2022
Service agents	$308,607	$546,660
Employee compensation and benefit	67,472	67,336
Office supplies and meeting	35,958	13,003
Customer services	-	40
Travel, transportation and gasoline	15,265	21,971
Meals and entertainment	3,290	52,687
Depreciation and amortization	299	794
Advertising	1,097	26,301
Total	$431,988	$728,792

Our selling expenses for the three months ended December 31, 2023 were $431,988, a reduction of $296,804 from the same period in 2022. The significant decrease in selling expenses for the three months ended December 31, 2023 was primarily driven by a decrease in service agent fees of $238,053 as marketing and promotional service fees paid to our service agents declined significantly. To further streamline our selling costs, we no longer engaged external customer support services. While the number of employees of our sales and marketing department decreased by 4 in the three months ended December 31, 2023 compared to the same period in 2022, the amount of employee compensation and benefit was comparable. To retain our employees, we increased the compensation and benefit of our sales and marketing employees. Since the number of employees of our sales and marketing department reduced, the travel expenses and meal and entertainment expenses incurred by our sales and marketing department also fell in the three months ended December 31, 2023. On the other hand, our sales and marketing department acquired more office supplies and launched more meetings during the three months ended December 31, 2023 for the operations of our new entities and new business lines.

Other income

Other income primarily included bank interest income and foreign exchange gain or loss. Our other income for the three months ended December 31, 2023 and 2022 was $32,190 and $373, respectively. Other income for the three months ended December 31, 2023 increased by $31,817 as we received an economic subsidy from the City of Tianjin.

Income tax expense

For both the three months ended December 31, 2023 and 2022, the income tax expense of the Company was nil. Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

Net loss

As a result of the factors discussed above, for the three months ended December 31, 2023 and 2022 our net loss amounted to $534,806 and $760,313, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $145,966 and $138,610 for the three months ended December 31, 2023 and 2022, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

We recognized a comprehensive loss of $680,772 for the three months ended December 31, 2023 compared to comprehensive loss of $898,923 for the same period in 2022.

Liquidity and capital resources

As of December 31, 2023 and September 30, 2023, we had cash and a cash equivalents balance of $120,343 and $457,580, respectively.

For the three months ended December 31, 2023, net cash used in operating activities totaled $303,608. Operating cash outflow was mainly attributable to our net loss of $534,806 and a decline in customer advances of $1,323,176, offset by a decrease in inventory of $56,732 and the receipt of an advance from a related party of $1,508,580.

Net cash used in investing activities totaled $44,008 and was primarily related to the acquisition of service equipment and construction-in-progress of the leasehold improvement of Kun Zhi Jian Customer Service Center and our office during the three months ended December 31, 2023.

There was no financial activity during the three months ended December 31, 2023.

The effect of exchange rate change on cash totaled $10,379. The resulting change in cash for the period was a decrease of $337,237.

For the three months ended December 31, 2022, net cash used in operating activities totaled $242,912. Operating cash outflow was mainly attributable to the net loss of $760,313, payments for payroll payable of $5,728, payments to lessors of $19,224, and payments to third-party vendors of $7,467. The overall cash outflow was offset by an increase in trade and other payable of $534,327 and amount due to related parties of $16,310.

Net cash used in investing activities totaled $509, which was primarily related to the acquisition of trademarks.

There was no financing activity for the three months ended December 31, 2022.

The effect of exchange rate change on cash totaled $1,610. The resulting change in cash for the period was a decrease of $241,811.

The following table sets forth a summary of changes in our working capital as of December 31, 2023 and September 30, 2023:

	December 31,	September 30,
	2023	2023

Current Assets	$520,363	$661,947
Current Liabilities	6,718,236	6,185,690
	$(6,197,873)	$(5,523,743)

We require cash of approximately $5.6 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of December 31, 2023, we had received customer advances in an amount of approximately $0.9 million. We anticipate that the majority of the revenue will be recognized in the fiscal year 2024. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had an approximately $0.4 million  commitment related to purchase and service agreements as of December 31, 2023.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments, and to meet the demands from our customers for refund of their advance payments, the Company focused on increasing its revenue through its online platform. In November 2023, we launched Kun Zhi Jian Mini Program and explored three additional revenue streams. We have continued to engage service agents to promote our products and to reduce our administrative overhead costs such as operating leases. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The financial statements included in this interim report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the three months ended December 31, 2023, the Company experienced cash outflows from operating activities of $303,608, incurred a net loss of $534,806, and had negative working capital of $6,197,873. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced service agent fees. Additionally, the Company obtained capital funding of approximately $1.5 million from our director to meet its working capital requirements. In order to continue as a going concern for the next 12 months, through Kun Zhi Jian Mini Program, the Company continues to explore additional revenue streams, leverage the health care expertise and technology with local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements in the Company’s Form 10-K for the fiscal year ended September 30, 2023 previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements in the Company’s Form 10-K for the fiscal year ended September 30, 2023 previously filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended December 31, 2023, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented. We continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis. We are currently hiring additional personnel in financial reporting and accounting, and we are providing training to newly hired personnel. In addition, once our cash position improves, we plan to hire an experienced controller and work to build an internal accounting team with sufficient in-house expertise in U.S. GAAP reporting. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

Because we are a smaller reporting company, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2023 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

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

KUN PENG INTERNATIONAL LTD

Date: February 20, 2024	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: February 20, 2024	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

