Form 10-Q
period 2024-03-31
Kun Peng International Ltd.
filed 2024-05-15
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

As of May 14, 2024, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	March 31, 2024	September 30, 2023
		Unaudited	Audited
Assets
Current assets
Cash and cash equivalents		$21,540	$457,580
Trade receivable, net	4	12,492	-
Advance and prepayments	5	170,127	74,044
Other receivables	6	245,017	23,060
Amount due from related parties		13,850	-
Inventory	7	41,383	107,263
Total current assets		504,409	661,947

Noncurrent assets
Property and equipment, net	8	98,053	72,552
Intangible assets, net	9	2,656	2,806
Security deposits		42,440	41,999
Right-of-use assets	15	320,405	479,427
Others		10,630	3,245
Total noncurrent assets		474,184	600,029

Total assets		$978,593	$1,261,976

Liabilities
Current liabilities
Trade and other payables		2,822,300	2,151,900
Deferred revenue	10	938,891	2,149,238
Payroll payable		97,879	63,653
Tax payable		125,167	184,357
Amounts due to related parties	11	2,864,978	1,318,120
Operating lease obligations, current portion	15	328,813	318,422
Total current liabilities		7,178,028	6,185,690

Noncurrent liabilities
Operating lease obligations, net of current portion	15	-	95,907
Total noncurrent liabilities		-	95,907

Total liabilities		7,178,028	6,281,597

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and September 30, 2023	12	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of March 31, 2024 and September 30, 2023	12	40,000	40,000
Additional paid-in capital	12	597,801	597,801
Accumulated deficits		(6,900,677)	(5,803,162)
Accumulated other comprehensive income		378,684	426,741
Total stockholders’ equity		(5,884,192)	(4,738,620)
Non-controlling interests		(315,243)	(281,001)
Total equity		(6,199,435)	(5,019,621)

Total liabilities and equity		$978,593	$1,261,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		For the three months ended March 31,		For the six months ended March 31,
	Note	2024	2023	2024	2023

Revenue, net		$364,508	$318,951	$926,666	$771,069
Cost of revenue		(99,456)	(72,036)	(248,383)	(181,224)
Gross profit		265,052	246,915	678,283	589,845

Operating expenses
General and administrative expenses		528,457	584,538	1,076,276	959,362
Selling expense		320,226	363,366	752,214	1,092,158
Total operating expenses		848,683	947,904	1,828,490	2,051,520

Loss from operations		(583,631)	(700,989)	(1,150,207)	(1,461,675)

Other (expenses) income:
Interest income		22	47	379	96
Other income		(462)	108,921	31,371	109,245
Total other (expenses) income, net		(440)	108,968	31,750	109,341

Loss before income taxes		(584,071)	(592,021)	(1,118,457)	(1,352,334)

Income tax expense	11	13,364	-	13,364	-

Net loss		(597,435)	(592,021)	(1,131,821)	(1,352,334)
Less: Net loss attributable to non-controlling interest		(20,434)	-	(34,306)	-
Net loss attributable to Kun Peng International Ltd		(577,001)	(592,021)	(1,097,515)	(1,352,334)
Foreign currency translation adjustment		97,909	51,291	(48,057)	(87,318)
Comprehensive loss		(499,526)	(540,730)	(1,179,878)	(1,439,652)
Less: Comprehensive loss attributable to non-controlling interest		(20,434)	-	(34,306)	-
Comprehensive loss attributable to Kun Peng International Ltd		$(479,092)	$(540,730)	$(1,145,572)	$(1,439,652)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.001)	$(0.001)	$(0.003)	$(0.003)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(1,097,515)	-	(1,097,515)	-	(1,097,515)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(34,306)	(34,306)
Foreign currency translation adjustment	-	-	-	-	(48,057)	(48,057)	64	(47,993)
Balance, March 31,2024	400,000,000	$40,000	$597,801	$(6,900,677)	$378,684	$(5,844,192)	$315,243	$(6,199,435)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2022*	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Net loss attributable to common stockholders	-	-	-	(1,352,334)	-	(1,352,334)	-	(1,352,334)
Capital contribution	-	-	189,295	-	-	189,295	-	189,295
Foreign currency translation adjustment	-	-	-	-	(87,318)	(87,318)	-	(87,318)
Balance, March 31, 2023	400,000,000	$40,000	$149,295)	$(5,006,330)	$192,049	$(4,624,986)	$(280,954)	$(4,905,940)

*	Outstanding and issued shares retrospectively reflect the 10:1 forward stock split effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(1,131,821)	$(1,352,334)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33,989	31,071
Amortization of right-of-use assets	164,365	189,510

Changes in operating assets and liabilities
Advance and prepayments	(102,855)	20,015
Trade receivables	(12,516)	-
Other receivables	(236,019)	(10,962)
Inventory	67,134	-
Trade payables	195,018	631,642
Other payables and accrual	454,872	192,575
Deferred revenue	(1,235,253)	(79,706)
Payroll payable	33,623	6,325
Amounts due to related parties	1,535,989	2,294
Tax payable	(59,276)	103,818
Lease liabilities	(97,258)	(197,570)
Net cash used in operating activities	(390,008)	(463,322)

Cash flows from investing activities
Acquisition of property and equipment	(58,596)	-
Acquisition of trademarks	-	(606)
Net cash used in investing activities	(58,596)	(606)

Cash flows from financing activities
Capital contribution	-	186,352
Net cash provided by financing activities	-	186,352

Effect of exchange rate changes on cash	12,564	69,917

Net change in cash and cash equivalents	(436,040)	(207,659)

Cash and cash equivalents, beginning balance	457,580	267,131

Cash and cash equivalents, ending balance	$21,540	$59,472

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

● 400,000,000 shares issued and outstanding as of March 31, 2024

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of March 31, 2024

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in February 2024; promoting and selling health screening devices

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in May 2024, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 10, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

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

On August 24, 2023, we filed an application with the Companies Registry of Hong Kong for deregistration and dissolution of KP (China). And the application for deregistration was approved on February 2, 2024 by Hong Kong Company Registry.

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

Kun Zhi Jian (Shandong) Health Management Co., Ltd

Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shangdong)”) was established on January 30, 2024 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Shangdong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity commenced its operations in February 2024 and focuses on promoting and selling health screening devices.

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

Kun Pin Hui (Shandong) Trading Co., Ltd.

Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”) was established on November 23, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.4 million (RMB 3 million). The entity is located in Shandong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE since its acquisition on April 10, 2024. This entity has not commenced its operations as of the date of this report and is applying for online trading services.

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

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the six months ended March 31, 2024 and 2023 include the collectability of receivables, the valuation of inventory, the useful lives of long-lived assets and intangibles, the assumptions used in assessing impairment of long-lived assets, the valuation of accruals for expenses and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the six months ended March 31, 2024, the Company experienced cash outflows from operating activities of $390,008, incurred a net loss of $1,131,821, and had negative working capital of $6,673,619. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Translation adjustments included in accumulated other comprehensive income amounted to $378,684 and $426,741 as of March 31, 2024 and September 30, 2023, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of March 31, 2024 (Closing Rate)
United States dollar ($1)	7.8259	7.2203

For the six months ended March 31, 2024 (Average Rate)	7.8172	7.2064
United States dollar ($1)

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

As of September 30, 2023 (Closing Rate)
United States dollar ($1)	7.8308	7.2960

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the six month period ended March 31, 2023 (Average Rate)
United States dollar ($1)	7.8303	6.9761

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of March 31, 2024 and September 30, 2023, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, they are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and we are exposed to low risk with respect to our cash kept in e-wallets.

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

We incurred commission revenue and the related trade receivable in the first and second quarter of 2024. We did not expect and did not have any objective evidence or historical trend that the balance incurred as of March 31, 2024 deemed uncollectable. Accordingly, as of March 31, 2024, management believed it was not necessary to accrue an allowance for credit losses. Management continues to monitor the collectability of the balance due and estimates the allowance for credit losses on an individual basis when there is any objective evidence that it may not be able to collect the outstanding balance.

Inventory

Inventory consists of finished goods, which include beverages, distilled water dispensers, water filters and bathroom accessories. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of March 31, 2024, there was an amount of $79,487 located at third-party’s premises.

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

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets are as follows:

Classification	Estimated useful life
Leasehold improvements	5 years
Office equipment	3 years
Computer equipment	3 years
Service equipment	3 years
Computer software	5 years

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of March 31, 2024 and September 30, 2023.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2024 and September 30, 2023, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the six months ended March 31, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defective goods and goods lost in transit. As we have experienced insignificant amounts of goods returned and claims from goods lost in transit in the past, our product liability is insignificant; therefore, management believes product liability accrual as at March 31, 2024 and September 30, 2023 is negligible.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design or manufacture those products. Although we built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on the Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the six months ended March 31, 2024 and 2023.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the six months ended March 31, 2024 and 2023 were $752,214 and $1,092,158, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the six months ended March 31, 2024 and 2023, we recorded marketing and promotional service fees to our service agents in an amount of $494,352 and $631,509, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As of March 31, 2024 and September 30, 2023, $21,332 (RMB154,024) and $428,088 (RMB 3,123,333), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the six months ended March 31, 2024 and 2023.

For the six months ended March 31, 2024, one major vendor accounted for 10.7% of the Company’s total cost of sales.

For the six months ended March 31, 2023, one major vendor accounted for 30.9% of the Company’s total cost of sales.

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

In the period from January 2024 through mid-April 2024, the FASB has not issued any additional accounting standards updates that have a significant impact on the Company.

NOTE 3 - VARIABLE INTEREST ENTITIES - “VIE” AGREEMENTS

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

As of the date of this Quarterly Report, King Eagle (Tianjin) has established five subsidiaries: King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd., Kun Zhi Jian (Huai’an) Technology Co., Ltd., Kun Zhi Jian (Shandong) Health Management Co., Ltd, and Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd on December 1, 2022, September 19, 2023, October 26, 2023, January 31, 2024, and February 1, 2024, respectively, in the PRC. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

VIE Financial Information

Set forth below is the consolidated balance sheet information as of March 31, 2024 and September 30, 2023 and the consolidated statements of operations and cash flows for the six months ended March 31, 2024 and 2023, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

“WFOE” refers to King Eagle (China) Co., Ltd. (“King Eagle (China)”) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”), King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”), King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”), Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”), Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shangdong)”), Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd (“Chengdu Wenjiang”) and Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”).

Condensed Consolidated Balance Sheets

As of March 31, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated

Cash and cash equivalent	$-	$1,418	$69	$20,053	$-	$21,540
Advance and Prepayments	-	16,968	-	153,159	-	170,127
Accounts receivable	-		-	12,492	-	12,492
Other receivables - third party	-	24,087	-	220,930	-	245,017
Amount due from a related party	-	-	-	13,850	-	13,850
Inventory	-	-	-	41,383	-	41,383
Intercompany receivables-current	-	583,862 (2)	-	2,328,062 (1)	(2,911,924)	-
Total current Assets	-	626,335	69	2,789,929	(2,911,924)	504,409
Property and equipment, net	-	49,350	-	48,703	-	98,053
Intangible Assets, net	-	2,656	-	-	-	2,656
Security deposits and prepayments, noncurrent	-	42,440	-	-	-	42,440
Prepayments, noncurrent	-	10,630	-	-	-	10,630
ROU assets	-	238,607	-	81,798	-	320,405
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	343,687	-	130,501	(34,164)	474,184
Total assets	34,160	970,022	69	2,920,430	(2,946,088)	978,593
Trade payable	-	-	-	2,284,154	-	2,284,154
Other payables and accrual	8,000	1,722	-	528,424	-	538,146
Advances from customers	-	-	-	938,891	-	938,891
Intercompany payables	897,693 (3)	1,943,710 (1)	692 (1)	119,217 (4)	(2,961,312)	-
Salary payable	-	32,601	-	65,278	-	97,879
Provision for taxation	-	265	-	124,902	-	125,167
Operating lease obligations-current	-	242,531	-	86,282	-	328,813
Amount due to related parties	-	-	-	2,867,978	-	2,867,978
Total current liabilities	905,693	2,220,829	692	7,012,126	(2,961,312)	7,178,028
Total noncurrent liabilities	-	-	-	-	-	-
Total liabilities	905,693	2,220,829	692	7,012,126	(2,961,312)	7,178,028
Total shareholders’ Equity	(871,533)	(1,128,669)	(623)	(3,898,591)	15,224	(5,884,192)
Non-controlling interests	-	(122,138)	-	(193,105)	-	(315,243)
Total equity	(871,533)	(1,250,807)	(623)	(4,091,696)	15,224	(6,199,435)
Total liabilities and equity	$34,160	$970,022	$69	$2,920,430	$(2,946,088)	$978,593

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

(4)	Intercompany payable to King Eagle (China) represents loan to King Eagle (Tianjin) for working capital purposes.

As of September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated

Cash and cash equivalent	$-	$10,457	$6	$447,117	$-	$457,580
Advance and Prepayments	-	32,721	-	41,323	-	74,044
Other receivables - third party	-	3,629	-	19,431	-	23,060
Inventory	-	-	-	107,263	-	107,263
Intercompany receivables-current	-	494,197 (2)	-	2,119,294 (1)	(2,613,491)	-
Total current Assets	-	541,004	6	2,734,428	(2,613,491)	661,947
Property and equipment, net	-	72,552	-	-	-	72,552
Intangible Assets, net	-	2,806	-	-	-	2,806
Security deposits and prepayments, noncurrent	-	41,999	-	-	-	41,999
Prepayments, noncurrent	-	3,245	-	-	-	3,245
ROU assets	-	351,753	-	127,674	-	479,427
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	472,359	-	127,674	(34,164)	600,029
Total assets	34,160	1,013,363	6	2,862,102	(2,647,655)	1,261,976
Trade payable	-	-	-	2,067,831	-	2,067,831
Other payables and accrual	66,000	10,040	-	8,029	-	84,069
Advances from customers	-	-	-	2,149,238	-	2,149,238
Intercompany payables	724,680 (3)	1,909,747 (1)	617 (1)	34,370 (4)	(2,669,414)	-
Salary payable	-	26,213	-	37,440	-	63,653
Provision for taxation	-	3,852	-	180,505	-	184,357
Operating lease obligations-current	-	232,976	-	85,446	-	318,422
Amount due to related parties	-	-	-	1,318,120	-	1,318,120
Total current liabilities	790,680	2,182,828	617	5,880,979	(2,669,414)	6,185,690
Total noncurrent liabilities	-	60,526	-	35,381	-	95,907
Total liabilities	790,680	2,243,354	617	5,916,360	(2,669,414)	6,281,597
Total shareholders’ Equity	(756,520)	(1,107,853)	(611)	(2,895,395)	21,759	(4,738,620)
Non-controlling interests	-	(122,138)	-	(158,863)	-	(281,001)
Total equity	(756,520)	(1,229,991)	(611)	(3,054,258)	21,759	(5,019,621)
Total liabilities and equity	$34,160	$1,013,363	$6	$2,862,102	$(2,647,655)	$1,261,976

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

(4)	Intercompany payable to King Eagle (China) represents loan to King Eagle (Tianjin) for working capital purposes.

Condensed Consolidated Statements of Operations Data

	For the six months ended March 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$926,666	$-	$926,666
Intercompany revenue		392,731	-		(392,731)	-
Cost of revenue and related tax	-	749	-	247,634	-	248,383
Gross profit	-	391,982	-	679,032	(392,731)	678,283
Total operating expenses	115,013	400,202	7	1,313,268	-	1,828,490
Intercompany operating expenses	-	-	-	392,731	(392,731)	-
Loss from operations	(115,013)	(8,220)	(7)	(1,026,967)	-	(1,150,207)
Other income	-	33	-	31,717	-	31,750
Loss before income taxes	(115,013)	(8,187)	(7)	(995,250)	-	(1,118,457)
Income tax expense	-	-	-	13,364	-	13,364
Net loss	$(115,013)	$(8,187)	$(7)	$(1,008,614)	$-	$(1,131,821)

	For the six months ended March 31, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$771,069	$-	$771,069
Intercompany revenue	-	519,296	123,613	(642,909)	-
Cost of revenue and related tax	-	1,006	180,218	-	181,224
Intercompany cost of revenue and related tax	-	-	123,614	(123,614)	-
Gross profit	-	518,290	590,850	(519,295)	589,845
Total operating expenses	203,662	604,733	1,762,420	(519,295)	2,051,520
Intercompany operating expenses	-	-	519,295	(519,295)	-
Loss from operations	(203,662)	(86,443)	(1,171,570)	-	(1,461,675)
Other income	-	439	108,902	-	109,341
Loss before income taxes	(203,662)	(86,004)	(1,062,668)	-	(1,352,334)
Income tax expense	-	-	-	-	-
Net loss	(203,662)	(86,004)	(1,062,668)	-	(1,352,334)

Condensed Consolidated Schedules of Cash Flows

	For the six months ended March 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(115,013)	$(8,187)	$(7)	$(1,008,614)	$-	$(1,131,821)
Intercompany receivables	-	(84,647)	-	(520,556)	605,203	-
Intercompany payables	173,013	14,220	69	419,562	(606,864)	-
Net cash (used in) provided by operating activities	-	(5,918)	62	(382,491)	(1,661)	(390,008)

Net cash used in investing activities	-	-	-	(58,596)	-	(58,596)

Effect of exchange rate fluctuation on cash	$-	$(3,121)	$1	$14,024	$1,661	$12,564

	For the six months ended March 31, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net loss	$(203,662)	(86,004)	(1,062,668)	-	(1,352,334)
Intercompany receivables	-	-	(393,337)	393,337	-
Intercompany payables	249,662	191,242	-	(440,904)	-
Net cash used in operating activities	-	(13,013)	(402,741)	(47,567)	(463,322)
				-
Net cash used in investing activities	-	(606)	-	-	(606)

Effect of exchange rate fluctuation on cash	-	10,568	11,781	47,567	69,917

The Company consolidated its VIE as of March 31, 2024 and September 30, 2023. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	March 31, 2024	September 30, 2023

Assets
Current assets
Cash and cash equivalents	$20,053	$447,117
Trade receivable – third parties	12,492	-
Trade receivable - intercompany	1,505,364	2,119,294
Advance and prepayments	153,159	41,323
Other receivables - third parties	220,930	19,431
Other receivables - intercompany	822,698	-
Amount due from a related party	13,850	-
Inventory	41,383	107,263
Total current assets	2,789,929	2,734,428

Noncurrent assets
Property and equipment, net	$48,703	$-
Right-of-use assets	81,798	127,674
Total noncurrent assets	130,501	127,674

Total assets	$2,920,430	$2,862,102

Liabilities
Current liabilities
Trade payables - third parties	$2,284,154	$2,067,831
Other payables and accrual	528,424	8,029
Deferred revenue	938,891	2,149,238
Intercompany payables	119,217	34,370
Payroll payable	65,278	37,440
Tax payable	124,902	180,505
Amounts due to related parties	2,864,978	1,318,120
Operating lease obligations-current portion	86,282	85,446
Total current liabilities	7,012,126	5,880,979

Noncurrent liabilities
Operating lease obligations-net of current portion	-	35,381
Total noncurrent liabilities	-	35,381

Total liabilities	7,012,126	5,916,360

Commitment and contingencies

Equity
Additional paid-in capital	637,801	637,801
Accumulated deficits	(4,762,817)	(3,788,510)
Accumulated other comprehensive income	226,425	255,314
Total stockholders’ equity	(3,898,591)	(2,895,395)
Non-controlling interests	(193,105)	(158,863)
Total equity	(4,091,696)	(3,054,258)

Total liabilities and equity	$2,920,430	$2,862,102

The operating results of the VIE were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023

Revenue, net	$364,508	442,564	$926,666	894,682
Cost of revenue	98,753	(195,294)	247,634	(303,832)
Gross profit	265,755	247,270	679,032	590,850

Operating expenses
General and administrative expenses	300,465	213,464	593,694	314,465
Selling expense	462,829	563,755	1,112,305	1,447,955
Total operating expenses	763,294	777,219	1,705,999	1,762,420

Loss from operations	(497,539)	(529,949)	(1,026,967)	(1,171,570)

Other (expenses) income:
Interest income	21	43	375	84
Other income	(469)	108,818	31,342	108,818
Total other (expenses) income, net	(448)	108,861	31,717	108,902

Loss before income taxes	(497,987)	(421,088)	(995,250)	(1,062,668)

Income tax expense	13,364	-	13,364	-

Net loss	(511,351)	(421,088)	(1,008,614)	(1,062,668)
Less: Net income (loss) attributable to non-controlling interest	13,825	-	(47)	-
Net loss attributable to Kun Peng International Ltd	(525,176)	(421,088)	(1,008,567)	(1,062,668)

The cash flows of the VIE were as follows:

	For the six months ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(1,008,614)	(1,062,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,726	-
Amortization of right-of-use assets	47,306	67,813

Changes in operating assets and liabilities
Advance and prepayments	(111,617)	46,193
Trade receivable- third parties	(12,516)	-
Trade receivable- intercompany	(32,742)	-
Other receivables- third parties	(201,683)	(10,192)
Other receivables- intercompany	(487,814)	(393,337)
Inventory	67,134	-
Amount due from a related party	(13,876)	-
Trade payable- third parties	195,018	667,479
Trade payable- intercompany	117,390	-
Other payables and accrual- third parties	521,313	305,342
Other payables and accrual- intercompany	302,172	-
Deferred revenue	(1,235,253)	(79,706)
Payroll payable	27,498	10,795
Amounts due to related parties	1,535,989	2,294
Tax payable	(55,642)	118,970
Lease liabilities	(38,283)	(75,724)
Net cash used in operating activities	(382,490)	(402,741)

Cash flows from investing activities
Purchase of property, plant and equipment	(58,596)	-
Net cash used in investing activities	(58,596)	-

Cash flows from financing activities
Capital contribution	-	186,352
Net cash provided by financing activities	-	186,352

Effect of exchange rate changes on cash	14,023	11,781

Net change in cash and cash equivalents	(427,063)	(204,608)

Cash and cash equivalents, beginning balance	447,117	255,536

Cash and cash equivalents, ending balance	$20,054	50,928

NOTE 4 - TRADE RECEIVABLE

Trade receivable, net consisted of the following:

	March 31, 2024	September 30, 2023

Trade receivable	$12,492	$-
Less: Allowance for credit loss	-	-
Trade receivable, net	$12,492	$-

Trade receivable represented the commission to be received from the third-party sellers on whose behalf we sold health care instruments.

NOTE 5- ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	March 31, 2024	September 30, 2023

Prepaid rent and building management and utilities	$16,696	$19,211
Prepaid supplies(1)	87,209	32,195
Prepaid income tax	5,079	5,027
Prepaid professional services(2)	52,169	9,137
Prepaid others	8,974	8,474
Total prepayments	$170,127	$74,044

(1)	As of March 31, 2024 and September 30, 2023, the Company had prepaid supplies of $87,209 and $32,195, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of September 30, 2023, the ending balance of prepaid professional services represented $9,137 for the legal service fee for our PRC entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2023.

As of March 31, 2024, the ending balance of prepaid professional services included $44,430, $1,828 and $5,911 for the consulting fee, bookkeeping fee, and technical support fee for our PRC entities. The consulting fee is related to Chengdu Wenjiang for applying online health care and medical services permits from the relevant authorities. The bookkeeping fee will amortized to general and administrative expenses using the straight-line period over the service periods of April and May 2024. The technical support fee will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the related revenue is recognized.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 6 - OTHER RECEIVABLES

Other receivables included the following:

	March 31, 2024	September 30, 2023

Rental and vendor deposits	$161,094	$14,111
Advance to employees	70,121	2,604
Others	13,802	6,345
Total other receivables, net	$245,017	$23,060

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

NOTE 7 - INVENTORY

Inventory consisted of the following:

	March 31, 2024	September 30, 2023

Finished goods	$41,383	$107,263
Total	$41,383	$107,263

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2024	September 30, 2023

Leasehold improvements	$168,434	$124,161
Furniture and fixtures	1,217	1,205
Computer equipment	39,520	39,110
Office equipment	1,458	1,442
Service equipment	15,512	-
Subtotal	226,141	165,919
Less: accumulated depreciation	(128,088)	(93,367)
Total property and equipment, net	$98,053	$72,552

Depreciation expense was $21,223 and $15,436 for the three months ended and $33,809 and $30,871 for the six months ended March 31, 2024 and 2023, respectively.

NOTE 9 - INTANGIBLE ASSETS

	March 31, 2024	September 30, 2023

Trademarks	$3,588	$3,551
Subtotal	3,588	3,551
Less: accumulated amortization	(932)	(745)
Total intangible assets, net	$2,656	$2,806

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,056, $1,358, $554, $35, $502, and $84 will expire in July 2031, April 2031, April 2032, September 2032, October 2032, and October 2033, respectively.

Amortization expense was $90 and $91 for the three months ended and $180 and $182 for the six months ended March 31, 2024 and 2023, respectively.

NOTE 10 - DEFERRED REVENUE

	March 31, 2024	September 30, 2023

Advance payments from customers	$938,891	$2,149,238
Total deferred revenue	$938,891	$2,149,238

Deferred revenue resulted from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of March 31, 2024 and September 30, 2023, the Company had total deferred revenue of $938,891 and $2,149,238, respectively. Out of the ending balance as of March 31, 2024 of $938,891, $461,072 was the advance payment from our customers for our retail products to be delivered in the subsequent period. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. The remaining balance, $477,819, is related to the project of Smart Kiosks abandoned in September 2023. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	March 31, 2024	September 30, 2023

Ms.Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,613,327	$1,069,078
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,354	2,331
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	249,297	246,711

Total			$2,864,978	$1,318,120

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

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of March 31, 2024 and September 30, 2023.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of March 31, 2024 and September 30, 2023, respectively. The issued and outstanding shares of common stock were 400,000,000 as of March 31, 2024 and September 30, 2023, respectively.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of March 31, 2024, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,223,144, $2,509,221 and $623, respectively. As of September 30, 2023, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,080,228, $2,069,494, and $611, respectively. Accordingly, the Company did not accrue statutory reserve funds as of March 31, 2024 and September 30, 2023.

NOTE 13- REVENUE

Revenue:

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

Retail	$37,118	$42,352	$543,451	$63,439
Wholesale	359	276,599	2,164	707,630
Equipment service revenue	299,019	-	307,687	-
Technical service revenue	36,018	-	36,018	-
Commission revenue	(8,093)	-	2,953	-
Training revenue	87	-	34,393	-
Total	$364,508	318,951	$926,666	771,069

	Six months ended March 31,
	2024	2023

Performance obligations satisfied at a point in time	$618,979	$771,069
Performance obligations satisfied over time	307,687	-
Total	$926,666	$771,069

Cost of revenue:

We disaggregated our cost of revenue for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

Retail	$9,149	$17,312	$132,284	$25,877
Wholesale	233	54,724	1,152	155,347
Equipment service revenue	90,023	-	94,590	-
Technical service revenue	-	-	-	-
Commission revenue	-	-	-	-
Training revenue	51	-	20,357	-
Total	$99,456	72,036	$248,383	181,224

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six months ended March 31, 2024 and 2023.

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

Since KP (China) and KP (Hong Kong) are wholly owned and under the control of KP International Holding, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP (China) and KP (Hong Kong) did not earn any income that was derived in Hong Kong for the six months ended March 31, 2024 and 2023, and, therefore, KP (China) and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	Six months ended March 31,
	2024	2023
Current
Federal	$-	$-
State	-	-
Foreign	13,364	-
Total current	13,364	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$13,364	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Six months ended March 31,
	2024	2023
Loss before income tax expense	$(1,118,457)	$(534,806)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.6%	3.5%
Tax effect of non-deductible expenses	(2.8%)	(2.3%)
Change in valuation allowance	(22.9%)	(22.3%)
Effective tax rate	(1.1%)	0.0%

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

As of March 31, 2024 and September 30, 2023, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 15 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of March 31, 2024 and September 30, 2023:

Assets/liabilities	Classification	March 31, 2024	September 30, 2023
Assets
Operating lease right-of-use assets	Operating lease assets	$320,405	$479,427

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$328,813	$318,422

Long-term
Operating lease liability - net of current portion	Long-term operating lease liabilities	$-	$95,907

Total lease liabilities		$328,813	$414,329

The operating lease expense for the six months ended March 31, 2024 and 2023 was as follows:

		For the three months ended March 31,		For the six months ended March 31,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost	General and administrative	$88,719	83,845	$165,875	$168,682
Total lease cost		$88,719	83,845	$168,875	$168,682

Maturities of operating lease liabilities as of March 31, 2024 were as follows:

Maturity of lease liabilities	Operating leases
Remaining of 2024	$175,547
2025	159,896
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$335,443
Less: interest	(6,630)
Present value of lease payments	$328,813

Maturities of operating lease liabilities as of September 30, 2023, were as follows:

Maturity of Lease Liabilities	Operating Leases
2024	$331,190
2025	97,074
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$428,264
Less: interest	(13,935)
Present value of lease payments	$414,329

Supplemental information related to operating leases was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$44,398	19,840	$97,071	39,219
New operating lease assets obtained in exchange for operating lease liabilities	$44,398	19,840	$97,071	39,219

The amortization expense was $86,634 and $109,136 for the three months ended March 31, 2024 and 2023 and $161,713 and $189,510 for the six months ended March 31, 2024 and 2023, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of March 31, 2024 and September 30, 2023, we had purchase and service commitments in an amount of $259,007 and $15,327, respectively.

NOTE 17 - SUBSEQUENT EVENT

On April 10, 2024, King Eagle (Tianjin) completed its acquisition of Kun Pin Hui (Shandong)Trading Co., Ltd. (“Kun Pin Hui”), a PRC company. Kun Pin Hui, 100% owned by King Eagle (Tianjin), is planned to operate the online platform.

As of March 31, 2024, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fill customer orders through our outsourced networks. As of March 31, 2024 and September 30, 2023, King Eagle Mall had approximately 5,669 and 5,669 members, respectively.

We also operate customer service centers with which our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented a new online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health conditions, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of March 31, 2024 and September 30, 2023, our new online platform had approximately 2,198 and 2,112 members, respectively.

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

On July 6, 2021, the PRC government issued the Opinions on Strictly Cracking Down on Illegal Securities Activities (the “Opinions”), calling for: (i) tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulations to specify responsibilities of overseas listed Chinese companies with respect to data security and information security; (ii) enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and (iii) extraterritorial application of China’s securities laws. As of the date of this report, there is still great uncertainty with respect to the interpretation and implementation of the Opinions. We will closely monitor further developments.

In addition, on July 10, 2021, the Cyberspace Administration of China (the “CAC”) issued the Measures for Cybersecurity Review (the “Measures”) which proposed to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. On January 4, 2022, the CAC issued the New Measures for Cybersecurity Review (the “New Measures”), which amended the Measures for Cybersecurity Review (Draft Revisions) released on July 10, 2021. As our VIE has less than one million customers, we believe that the Measures are not applicable to us in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies.

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see Note 3 - “Variable Interest Entities - “VIE” Agreements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the six months ended March 31, 2024 included in this report.

Financial Operations Overview

Results of Operations for the three months ended March 31, 2024 and 2023

	For the three months ended March 31,
	2024		2023
	Amount	% of revenue	Amount	% of revenue

Revenues	$364,508	100%	$318,951	100%
Cost of revenues	99,456	27.3	72,036	22.6
Gross profit	265,052	72.7	246,915	77.4
Operating expenses:
General and administrative expenses	528,457	145.0	584,538	183.3
Selling expense	320,226	87.9	363,366	113.9
Total operating expenses	848,683	232.8	947,904	297.2
Loss from operations	(583,631)	(160.1)	(700,989)	(219.8)
Other income	(440)	(0.1)	108,968	34.2
Loss before income taxes	(584,071)	(160.2)	(592,021)	(185.6)
Income tax expense	13,364	3.7	-	-
Net loss	$(597,435)	(163.9)	$(592,021)	(185.6)

Revenues

For the three months ended March 31, 2024 and 2023, revenues amounted to $364,508 and $318,951, respectively.

The following table presents revenues disaggregated by customer type for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

Retail	$37,118	$42,352
Wholesale	359	276,599
Equipment service revenue	299,019	-
Technical service revenue	36,018	-
Commission revenue	(8,093)	-
Training revenue	87	-
Total	$364,508	$318,951

We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) on gross sales.

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

Compared to the three months ended March 31, 2023, we generated $45,557 or 12.5% higher revenue during the three months ended March 31, 2024 due to the following additional revenue streams: (i) commission revenue; (ii) equipment service revenue; (iii) training revenue; and (iv) technical service revenue. In addition we continued the sale of preventive health care products on King Eagle Mall and Kun Zhi Jian to our retail and wholesale customers. We launched our Kun Zhi Jian Mini Program (“Mini Program”) in November 2023 to expand our customer services and preventive health care. We generate commission revenue through the Mini Program, by selling health care instruments on behalf of third parties on a commission basis. We also sell prepaid cards to our customers for the use of card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center and we recognize equipment service revenue when our customers consume the prepaid cards. We earn training revenue upon completion of training sessions by our customers. We recognize technical service revenue when vendors promote their products or businesses on our platform.

Cost of revenue

We disaggregated our cost of revenue for the three months ended March 31, 2024 and 2023 as follows:

	Three months ended March 31,
	2024	2023

Retail	$9,149	$17,312
Wholesale	233	54,724
Equipment service revenue	90,023	-
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	51	-
Total	$99,456	$72,036

Our cost of revenue for the three months ended March 31, 2024 was $99,456, a $27,420 or 27.6% increase over our cost of revenue for the three months ended March 31, 2023 of $72,036. Our cost of revenue primarily consisted of the purchase of health care and health related household products from our suppliers and payments of training fees to our third-party trainers.

During the three months ended March 31, 2024, we made our retail product sales through our King Eagle Mall and Kun Zhi Jian Mini Program. We also offered equipment service and training through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

Gross profit

	Three months ended March 31,
	2024	2023

Retail	$27,969	$25,040
Wholesale	126	221,875
Equipment service revenue	208,996	-
Technical service revenue	36,018	-
Commission revenue	(8,093)	-
Training revenue	36	-
Total	$265,052	$246,915

For the three months ended March 31, 2024 and 2023, our overall gross profit and margin was $265,052, or 72.7%, and $246,915, or 77.4%, respectively.

For the three months ended March 31, 2024 and 2023, the gross profit and gross profit margin for our retail business of King Eagle Mall amounted to $27,969, or 75.4%, and $25,040, or 59.1%, respectively. The increase in our gross profit or margin for our retail business for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to the addition of a variety of products that have a higher profit margin such as dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the three months ended March 31, 2024 and 2023 was $126, or 35.1%, and $221,875, or 80.2%, respectively. When our new online platform, Kun Zhi Jian, was launched in October 2022, we refocused on selling dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers. We lowered the selling price of the thermal heat cabin to our wholesale customers. Accordingly, the gross margin of our wholesale business line shrank during the three months ended March 31, 2024.

The gross margins for our commission, equipment service, technical service, and training for the three months ended March 31, 2023 were 100.0%, 69.9%, 100.0%, and 41.4%, respectively. As we introduced these four additional revenue streams in or after November 2023, the gross margins for these four revenue streams were nil for the same period in 2023.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the three months ended March 31, 2024 and 2023, total operating expenses were $848,683 and $947,904, respectively. The reduction in operating expenses for the three months ended March 31, 2024 compared to the same period in 2023 was due to reductions in both selling expenses and in general and administrative expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 and 2023 were $528,457 and $584,538, respectively. The decrease in general and administrative expenses of $56,082 between the two periods was chiefly due to a significant decrease in professional service fees of $174,056 as a result of the decreased need for professional services after the four additional lines of business were established in November 2023. However, implementation of the additional revenue streams resulted in increases of $31,773 in employee compensation and benefits, $21,669 for transportation and gasoline, and $69,390 for meals and entertainment compared to the same period in 2023.

Our general and administrative expenses for the three months ended March 31, 2024 and 2023 were comprised of the following:

	For the three months ended March 31,
	2024	2023
Employee compensation and benefits	$160,676	128,903
Office rent and building management	91,087	98,655
Office supplies and meetings	7,794	8,171
Professional service fees	142,020	316,076
Travel, transportation, and gasoline	27,238	5,569
Meals and entertainment	78,187	8,797
Depreciation and amortization	19,769	15,024
Others	1,686	3,343
Total	$528,457	584,538

Selling expenses

For the three months ended March 31, 2024 and 2023, our selling expenses, which were primarily incurred by our sales and marketing department, were $320,226 and $363,366, respectively. The $43,140 decrease in selling expenses for the three months ended March 31, 2024 was primarily due to decreases in:

●	meals and entertainment of $95,489, as our sales and marketing team launched fewer small scale promotional and marketing activities; and

●	office supplies and meetings of $43,894 related to the operation of our new online platform Kun Zhi Jian.

However, these reductions in selling costs were partially offset by an increase of $100,896 in service agent fees that resulted from the commencement of operations by our three new VIE subsidiaries.

Our selling expenses included the following:

	For the three months ended March 31,
	2024	2023
Service agents	$185,745	84,849
Employee compensation and benefits	69,008	56,247
Office supplies and meetings	53,882	97,776
Travel, transportation, and gasoline	4,965	8,675
Meals and entertainment	1,861	97,350
Depreciation and amortization	236	824
Advertising	4,529	17,645
Total	$320,226	363,366

Other income

Other income primarily consisted of bank interest income and foreign exchange gain or loss. Our other income for the three months ended March 31, 2024 and 2023 was $(440) and $108,968, respectively. Government grants amounted to nil and $110,378 for the three months ended March 31, 2024 and 2023, respectively.

Income tax expense

For the three months ended March 31, 2024 and 2023, our income tax expense was $13,364 and nil, respectively. During the three months ended March 31, 2024, Kun Zhi Jian (Huai’an) realized income of $50,293 and we recognized an income tax expense in accordance with the PRC’s statutory income tax rate 25%. During the three months ended March 31, 2023, we generated a net loss before income tax and recognized a full valuation allowance against our deferred tax assets, which included net operating loss carry-forwards.

Net loss

As a result of the factors discussed above, we posted a net loss in the amount of $597,435 for the three months ended March 31, 2024 compared to a net loss in the amount of $592,021 for the three months ended March 31, 2023.

Foreign currency translation adjustment

The functional currency for our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”); the functional currency for our operations in Hong Kong is the Hong Kong Dollar (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported foreign currency translation income of $97,909 and $51,291 for the three months ended March 31, 2024 and 2023, respectively.

Comprehensive loss

We recognized a comprehensive loss of $499,526 and $540,730 for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations for the six months ended March 31, 2024 and 2023

	Six months ended March 31,
	2024		2023
	Amount	% of revenue	Amount	% of revenue

Revenues	$926,666	100%	771,069	100%
Cost of revenues	248,383	26.8	181,224	23.5
Gross profit	678,283	73.2	589,845	76.5
Operating expenses:
General and administrative expenses	1,076,276	116.1	959,362	124.4
Selling expense	752,214	81.2	1,092,158	141.7
Total operating expenses	1,828,490	197.3	2,051,520	266.1
Loss from operations	(1,150,207)	(124.1)	(1,461,675)	(189.6)
Other income	31,750	3.4	109,341	14.2
Loss before income taxes	(1,118,457)	(120.7)	(1,352,334)	(175.4)
Income tax expense	13,364	1.4	-	-
Net loss	$(1,131,821)	(122.1)	(1,352,334)	(175.4)

Revenues

For the six months ended March 31, 2024 and 2023, revenues amounted to $926,666 and $771,069, respectively.

The following table presents revenues disaggregated by customer type for the six months ended March 31, 2024 and 2023:

	Six months ended March 31,
	2024	2023

Retail	$543,451	$63,439
Wholesale	2,164	707,630
Equipment service revenue	307,687	-
Technical service revenue	36,018	-
Commission revenue	2,953	-
Training revenue	34,393	-
Total	$926,666	$771,069

We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) on gross sales.

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

Compared to the six months ended March 31, 2024, we generated $514,405 or 66.7% higher revenue during the six months ended March 31, 2024 due to the following additional revenue streams: (i) commission revenue; (ii) equipment service revenue; (iii) training revenue; and (iv) technical service revenue In addition, we continued the sale of preventive health care products on King Eagle Mall and Kun Zhi Jian to our retail and wholesale customers. We launched our Kun Zhi Jian Mini Program (“Mini Program”) in Novenber 2023 to expand our customer services and preventive health care. We generate commission revenue through the Mini Program by selling health care instruments on behalf of third parties on a commission basis. We also sell prepaid cards to our customers for use with card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center and we recognize equipment service revenue when our customers consume the prepaid cards. We earn training revenue upon completion of training sessions by our customers. We recognize technical service revenue when vendors promote their products or businesses on our platform.

Cost of revenue

We disaggregated our cost of revenue for the six months ended March 31, 2024 and 2023 as follows:

	Six months ended March 31,
	2024	2023

Retail	$132,284	$25,877
Wholesale	1,152	155,347
Equipment service revenue	94,590	-
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	20,357	-
Total	$248,383	$181,224

Our cost of revenue for the six months ended March 31, 2024 was $248,383, a $67,159 or 37.1% increase over our cost of revenue for the six months ended March 31, 2023 of $181,224. Our cost of revenue primarily consisted of the purchase of health care and health related household products from our suppliers and payments of training fees to our third-party trainers.

During the six months ended March 31, 2024, we made our retail product sales through our King Eagle Mall and Kun Zhi Jian Mini Program. We also offered equipment service and training through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

Gross profit

	Six months ended March 31,
	2024	2023

Retail	$411,167	$37,562
Wholesale	1,012	552,283
Equipment service revenue	213,097	-
Technical service revenue	36,018	-
Commission revenue	2,953	-
Training revenue	14,036	-
Total	$678,283	$589,845

For the six months ended March 31, 2024 and 2023, our overall gross profit and margin was $678,283, or 73.2%, and $589,845, or 76.5%, respectively.

For the six months ended March 31, 2024 and 2023, the gross profit and margin for our retail business of King Eagle Mall amounted to $411,167 or 75.7% and $37,562 or 59.2%, respectively. The increase in our gross profit or margin for our retail business for the six months ended March 31, 2024 as compared to the same period in 2023 was primarily due to the addition of a variety of products that have a higher profit margin, such as dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the six months ended March 31, 2024 and 2023 was $1,012, or 46.8%, and $552,283, or 78.0%, respectively. When our new online platform, Kun Zhi Jian, was launched in October 2022, we refocused on selling dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers. We lowered the selling price of the thermal heat cabin to our wholesale customers. Accordingly, the gross margin of our wholesale business line shrank during the six months ended March 31, 2024.

The gross margins for our commission, equipment service, technical service, and training for the six months ended March 31, 2023 were 100.0%, 69.3%, 100.0%, and 40.8%, respectively. As we introduced these four additional revenue streams in or after November 2023, the gross margins for these four revenue streams were nil for the same period in 2023.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the six months ended March 31, 2024 and 2023, our total operating expenses were $1,828,490 and $2,051,520, respectively. The reduction in operating expenses for the six months ended March 31, 2024 compared to the same period in 2023 was primarily due to reduced selling expenses.

General and administrative expenses

General and administrative expenses for the six months ended March 31, 2024 and 2023 were $1,076,276 and $959,362, respectively. The increase in general and administrative expenses during the six months ended March 31, 2024 by $116,914 was due to an increase in employee compensation and benefits of $92,962, an increase in travel, transportation, and gasoline expenses of $54,472, and an increase in meal and entertainment expenses of $112,029. The increase in employee compensation and benefits for the six months ended March 31, 2024, is attributable to the hiring in January 2023, September 2023 and November 2023 of an aggregate of 12 additional administrative employees for our three VIE subsidiaries. In addition, one of our VIE’s subsidiaries, King Eagle (Huai’an), engaged consulting services for business development and new business lines. We also incurred a higher auto insurance premium for our leased automobile and car rental expenses, as well as higher entertainment expenses during the six months ended March 31, 2024. On the other side, as new business line has been set up since Novermber 2023, professional services fee for exploring decreased by $136,918. Those increases were partially offset by a decrease of $136,918 for professional service fees as a result of the decreased need for professional services after our additional line of business was established in November 2023.

Our general and administrative expenses for the six months ended March 31, 2024 and 2023 were comprised of the following:

	For the six months ended March 31,
	2024	2023
Employee compensation and benefits	$324,254	$231,292
Office rent and building management	182,523	193,549
Office supplies and meetings	21,567	16,459
Professional services fees	291,915	428,833
Travel, transportation, and gasoline	73,829	19,357
Meals and entertainment	132,042	20,013
Depreciation and amortization	31,727	29,453
Others	18,419	20,406
Total	$1,076,276	$959,362

Selling expenses

Our selling expenses, which were primarily incurred by our sales and marketing department, for the six months ended March 31, 2024 and 2023, were $752,214 and $1,092,158, respectively. The $339,944 decrease was primarily due to a decrease in service agent fees of $137,157 and in meals and entertainment of $144,886 as marketing and promotional service fees paid to our service agents declined significantly.

Our selling expenses included the following:

	For the six months ended March 31,
	2024	2023
Service agents	$494,352	$631,509
Employee compensation and benefits	136,480	123,583
Office supplies and meetings	89,840	110,779
Travel, transportation, and gasoline	20,230	30,646
Meals and entertainment	5,151	150,037
Depreciation and amortization	535	1,618
Advertising	5,626	43,986
Total	$752,214	$1,092,158

Other income

Other income primarily consisted of bank interest income and foreign exchange gain or loss. Our other income for the six months ended March 31, 2024 and 2023 was $31,750 and $109,341, respectively. Government grants amounted to $31,817 and $110,378 for the six months ended March 31, 2024 and 2023, respectively.

Income tax expense

For the six months ended March 31, 2024, the income tax expense of the Company was $13,364 as Kun Zhi Jian (Huai’an) incurred book income of $50,293 during that period and we recognized income tax expense in accordance with PRC’s statutory income tax rate of 25%. During the six months ended March 31, 2023, we generated a net loss before income tax and recognized a full valuation allowance against our deferred tax assets, which included net operating loss carry-forwards.

Net loss

As a result of the factors discussed above, the Company posted net losses in the amounts of $1,131,821 and $1,352,334 for the six months ended March 31, 2024 and 2023, respectively.

Foreign currency translation adjustment

The functional currency of our operation in PRC is Chinese Yuan or Renminbi (“RMB”) and while our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $48,057 and $87,318 for the six months ended March 31, 2024, and 2023, respectively.

Comprehensive loss

The Company recognized comprehensive losses in the amounts of $1,179,878 and $1,439,652 for the six months ended March 31, 2024 and 2023, respectively.

Liquidity and capital resources

As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents balances of $21,540 and $457,580, respectively.

For the six months ended March 31, 2024, net cash used in operating activities totaled $390,008. Operating cash outflow was mainly attributable to our net loss of $1,131,821 and a decline in customer advances of $1,235,253 offset by a decrease in inventory of $67,134 and the receipt of an advance from a related party of $1,535,989.

Net cash used in investing activities totaled $58,596 and was related to the acquisition of service equipment and leasehold improvement during the six months ended March 31, 2024.

There was no financial activity during the six months ended March 31, 2024.

The effect of exchange rate change on cash totaled $12,564. The resulting change in cash for the period was a decrease of $436,040.

For the six months ended March 31, 2023, net cash used in operating activities totaled $463,322. Operating cash outflow was mainly attributable to the net loss, $1,352,334, a decrease in deferred revenue, $79,706, and lease payments to lessors, $197,570. The overall cash outflow was offset by an increase in trade payables, $631,642, other payables and accrual, $192,575, and VAT and other indirect tax payments, $103,818.

Net cash used in investing activities totaled $606, which was primarily related to the acquisition of trademarks.

Net cash provided by financing activities totaled $186,352, which was primarily related to the contribution from shareholders.

The effect of exchange rate change on cash totaled $69,917. The resulting change in cash for the period was a decrease of $207,659.

The following table sets forth a summary of changes in our working capital as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023

Current Assets	$504,409	$661,947
Current Liabilities	7,178,028	6,185,690
	$(6,673,619)	$(5,523,743)

We require cash of approximately $5.7 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of March 31, 2024, we had received customer advances in the amount of approximately $0.9 million. We anticipate that the majority of the revenue will be recognized in the fiscal year 2024. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had an approximately $259,007 commitment related to purchase and service agreements as of March 31, 2024.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments, and to meet the demands from our customers for refund of their advance payments, the Company focused on increasing its revenue through its online platform. In November 2023, we launched Kun Zhi Jian Mini Program and explored four additional revenue streams. We have continued to engage service agents to promote our products and to reduce our administrative overhead costs such as operating leases. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The financial statements included in this interim report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the six months ended March 31, 2024, the Company experienced cash outflows from operating activities of $390,008, incurred a net loss of $1,131,821, and had negative working capital of $6,673,619. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended March 31, 2024, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2024 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

KUN PENG INTERNATIONAL LTD

Date: May 15, 2024	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: May 15, 2024	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

