Form 10-Q
period 2024-06-30
Kun Peng International Ltd.
filed 2024-08-19
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

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

Yes ☐ No ☒

As of August 14, 2024, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. FINANCIAL STATEMENTS

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	June 30, 2024	September 30, 2023
		Unaudited	Audited
Assets
Current assets
Cash and cash equivalents		$294,675	$457,580
Trade receivable, net	4	-	-
Advance and prepayments	5	130,015	74,044
Other receivables	6	309,370	23,060
Amount due from related parties		13,760	-
Inventory	7	17,644	107,263
Total current assets		765,464	661,947

Noncurrent assets
Property and equipment, net	8	578,972	72,552
Intangible assets, net	9	2,550	2,806
Security deposits		40,790	41,999
Right-of-use assets	15	240,743	479,427
Others		69,694	3,245
Total noncurrent assets		932,749	600,029

Total assets		$1,698,213	$1,261,976

Liabilities
Current liabilities
Trade and other payables		3,131,150	2,151,900
Deferred revenue	10	1,242,358	2,149,238
Payroll payable		90,470	63,653
Tax payable		195,897	184,357
Amounts due to related parties	11	2,844,011	1,318,120
Operating lease obligations, current portion	15	248,405	318,422
Total current liabilities		7,752,291	6,185,690

Noncurrent liabilities
Operating lease obligations, net of current portion	15	410,846	95,907
Total noncurrent liabilities		410,846	95,907

Total liabilities		8,163,137	6,281,597

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and September 30, 2023	12	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023	12	40,000	40,000
Additional paid-in capital	12	597,801	597,801
Accumulated deficits		(7,193,211)	(5,803,162)
Accumulated other comprehensive income		401,292	426,741
Total stockholders’ equity		(6,154,118)	(4,738,620)
Non-controlling interests		(310,806)	(281,001)
Total equity		(6,464,924)	(5,019,621)

Total liabilities and equity		$1,698,213	$1,261,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		For the three months ended June 30,		For the nine months ended June 30,
	Note	2024	2023	2024	2023

Revenue, net		$672,062	$460,643	$1,598,728	$1,231,712
Cost of revenue		(180,265)	(64,878)	(428,648)	(246,102)
Gross profit		491,797	395,765	1,170,080	985,610

Operating expenses
General and administrative expenses		353,669	423,757	1,429,945	1,383,119
Selling expense		422,612	1,231,189	1,174,826	2,323,347
Total operating expenses		776,281	1,654,946	2,604,771	3,706,466

Loss from operations		(284,484)	(1,259,181)	(1,434,690)	(2,720,856)

Other (expenses) income:
Interest income		23	122	402	218
Other income		(1,110)	(10,352)	30,261	98,893
Total other (expenses) income, net		(1,087)	(10,230)	30,663	99,111

Loss before income taxes		(285,571)	(1,269,411)	(1,404,027)	(2,621,745)

Income tax expense	11	2,665	-	16,029	-

Net loss		(288,326)	(1,269,411)	(1,420,056)	(2,621,745)
Less: Net loss attributable to non-controlling interest		4,297	-	(30,009)	-
Net loss attributable to Kun Peng International Ltd		(292,533)	(1,269,411)	(1,390,047)	(2,621,745)
Foreign currency translation adjustment		22,608	239,743	(25,449)	152,425
Comprehensive loss		(265,628)	(1,029,668)	(1,445,505)	(2,469,320)
Less: Comprehensive loss attributable to non-controlling interest		4,297	-	(30,009)	-
Comprehensive loss attributable to Kun Peng International Ltd		$(269,925)	$(1,029,668)	$(1,415,496)	$(2,469,320)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.0007)	$(0.0032)	$(0.0035)	$(0.007)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(1,390,047)	-	(1,390,047)	-	(1,390,047)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(30,009)	(30,009)
Foreign currency translation adjustment	-	-	-	-	(25,449)	(25,449)	204	(25,245)
Balance, June 30,2024	400,000,000	$40,000	$597,801	$(7,193,209)	$401,292	$(6,154,116)	$(310,806)	$(6,464,924)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficits	Loss	Equity	Interest	Equity
Balance, September 30, 2022*	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Net loss attributable to common stockholders	-	-	-	(2,621,745)	-	(2,621,745)	-	(2,621,745)
Capital contribution	-	-	204,085	-	-	204,085	-	204,085
Foreign currency translation adjustment	-	-	-	-	152,425	152,425	-	152,425
Balance, June 30, 2023	400,000,000	$40,000	$164,085	$(6,275,741)	$431,792	$(5,639,865)	$(280,954)	$(5,920,818)

*	Outstanding and issued shares retrospectively reflect the 10:1 forward stock split effected on October 18, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(1,404,027)	$(2,621,745)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	87,880	46,525
Amortization of right-of-use assets	242,219	237,538

Changes in operating assets and liabilities
Advance and prepayments	(113,014)	(44,048)
Trade receivables	-	-
Other receivables	(256,820)	4,582
Security deposits	(1,385)	-
Inventory	93,253	-
Trade payables	175,126	1,052,509
Other payables and accrual	520,387	161,547
Deferred revenue	(955,853)	1,370,302
Payroll payable	26,746	10,930
Amounts due to related parties	1,531,003	(12,020)
Tax payable	(14,670)	124,620
Lease liabilities	(111,502)	(187,951)
Net cash used in operating activities	(206,462)	142,789)

Cash flows from investing activities
Acquisition of property and equipment	-	-
Acquisition of trademarks	-	(1,177)
Net cash used in investing activities	-	(1,177)

Cash flows from financing activities
Capital contribution	-	200,327
Net cash provided by financing activities	-	200,327

Effect of exchange rate changes on cash	43,557	(33,281)

Net change in cash and cash equivalents	(162,905)	308,658

Cash and cash equivalents, beginning balance	457,580	267,131

Cash and cash equivalents, ending balance	$294,675	$575,789

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

● 400,000,000 shares issued and outstanding as of June 30, 2024

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of June 30, 2024

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in late 2024, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 10, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

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

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the nine months ended June 30, 2024 and 2023 include the collectability of receivables, the valuation of inventory, the useful lives of long-lived assets and intangibles, the assumptions used in assessing impairment of long-lived assets, the valuation of accruals for expenses and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the nine months ended June 30, 2024, the Company experienced cash outflows from operating activities of $206,462, incurred a net loss of $1,131,821, and had negative working capital of $6,986,827. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Translation adjustments included in accumulated other comprehensive income amounted to $401,292 and $426,741 as of June 30, 2024 and September 30, 2023, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of June 30, 2024 (Closing Rate)
United States dollar ($1)	7.8083	7.2672

For the nine months ended June 30, 2024 (Average Rate)	7.8174	7.2181
United States dollar ($1)

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

As of September 30, 2023 (Closing Rate)
United States dollar ($1)	7.8308	7.2960

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the nine months period ended June 30, 2023 (Average Rate)
United States dollar ($1)	7.8335	6.9886

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of June 30, 2024 and September 30, 2023, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, they are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and we are exposed to low risk with respect to our cash kept in e-wallets.

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

We incurred commission revenue and the related trade receivable in the first, second and third quarter of 2024. We did not expect and did not have any objective evidence or historical trend that the balance incurred as of June 30, 2024 deemed uncollectable. Accordingly, as of June 30, 2024, management believed it was not necessary to accrue an allowance for credit losses. Management continues to monitor the collectability of the balance due and estimates the allowance for credit losses on an individual basis when there is any objective evidence that it may not be able to collect the outstanding balance.

Inventory

Inventory consists of finished goods, which include beverages, distilled water dispensers, water filters and bathroom accessories. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of June 30, 2024, there was an amount of $17,644 located at third-party’s premises.

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

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of June 30, 2024 and September 30, 2023.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2024 and September 30, 2023, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the nine months ended June 30, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defective goods and goods lost in transit. As we have experienced insignificant amounts of goods returned and claims from goods lost in transit in the past, our product liability is insignificant; therefore, management believes product liability accrual as at June 30, 2024 and September 30, 2023 is negligible.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design or manufacture those products. Although we built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on the Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the nine months ended June 30, 2024 and 2023.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the nine months ended June 30, 2024 and 2023 were $1,174,826 and $2,323,347, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the nine months ended June 30, 2024 and 2023, we recorded marketing and promotional service fees to our service agents in an amount of $791,232 and $1,506,180, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As of June 30, 2024 and September 30, 2023, $604,045 (RMB4,389,715) and $449,946 (RMB 3,123,333), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the nine months ended June 30, 2024 and 2023.

For the nine months ended June 30, 2024, one major vendor accounted for 10.7% of the Company’s total cost of sales.

For the nine months ended June 30, 2023, one major vendor accounted for 30.9% of the Company’s total cost of sales.

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

Recent Accounting Pronouncement

Accounting Standards to Be Adopted

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation. This ASU clarifies how to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. The ASU is effective in reporting periods beginning after December 15, 2024, including interim periods within the fiscal year, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU requires annual and interim disclosure of significant segment expenses that are provided to the CODM as well as interim disclosures for all reportable segment’s profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The ASU is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its consolidated financial statements and disclosures.

There were other updates recently issued. The management does not believe that other than the disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

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

VIE Financial Information

Set forth below is the consolidated balance sheet information as of June 30, 2024 and September 30, 2023 and the consolidated statements of operations and cash flows for the nine months ended June 30, 2024 and 2023, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

Condensed Consolidated Balance Sheets

As of June 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated

Cash and cash equivalent	$-	$1,020	$68	$293,587	$-	$294,675
Advance and Prepayments	-	25,307	-	104,708	-	130,015
Accounts receivable	-		-	-	-	-
Other receivables - third party	-	20,414	-	288,956	-	309,370
Amount due from a related party	-	-	-	13,760	-	13,760
Inventory	-	-	-	17,644	-	17,644
Intercompany receivables-current	-	666,687 (2)	-	2,316,194 (1)	(2,982,881)	-
Total current Assets	-	713,428	68	3,034,849	(2,982,881)	765,464
Property and equipment, net	-	37,519	-	541,452	-	578,971
Intangible Assets, net	-	2,550	-	-	-	2,550
Security deposits and prepayments, noncurrent	-	40,790	-	-	-	40,790
Prepayments, noncurrent	-	71,153	-	(1,459)	-	69,694
ROU assets	-	178,744	-	61,999	-	240,743
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	330,760	-	601,992	(34,164)	932,748
Total assets	34,160	1,044,188	68	3,636,841	(3,017,045)	1,698,212
Trade payable	-	52,599	-	2,413,857	-	2,466,458
Other payables and accrual	16,000	61,772	-	586,920	-	664,692
Advances from customers	-	-	-	1,242,359	-	1,242,359
Intercompany payables	945,736 (3)	1,887,361 (1)	688 (1)	193,525	(3,027,310)	-
Salary payable	-	28,278	-	62,194	-	90,472
Provision for taxation	-	10,078	-	185,818	-	195,896
Operating lease obligations-current	-	181,668	-	66,736	-	248,404
Amount due to related parties	-	-	-	2,844,011	-	2,844,011
Total current liabilities	961,736	2,221,756	688	7,595,420	(3,027,310)	7,752,290
Total noncurrent liabilities	-	61,406	-	349,440	-	410,846
Total liabilities	961,736	2,283,162	688	7,944,860	(3,027,310)	8,163,136
Total shareholders’ Equity	(927,576)	(1,116,836)	(620)	(4,119,351)	10,265	(6,154,118)
Non-controlling interests	-	(122,138)	-	(188,668)	-	(310,806)
Total equity	(927,576)	(1,238,974)	(620)	(4,308,019)	10,265	(6,464,924)
Total liabilities and equity	$34,160	$1,044,188	$68	$3,636,841	$(3,017,045)	$1,698,212

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

(4)	Intercompany payable to King Eagle (China) represents loan to King Eagle (Tianjin) for working capital purposes.

As of September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated

Cash and cash equivalent	$-	$10,457	$6	$447,117	$-	$457,580
Advance and Prepayments	-	32,721	-	41,323	-	74,044
Other receivables - third party	-	3,629	-	19,431	-	23,060
Inventory	-	-	-	107,263	-	107,263
Intercompany receivables-current	-	494,197 (2)	-	2,119,294 (1)	(2,613,491)	-
Total current Assets	-	541,004	6	2,734,428	(2,613,491)	661,947
Property and equipment, net	-	72,552	-	-	-	72,552
Intangible Assets, net	-	2,806	-	-	-	2,806
Security deposits and prepayments, noncurrent	-	41,999	-	-	-	41,999
Prepayments, noncurrent	-	3,245	-	-	-	3,245
ROU assets	-	351,753	-	127,674	-	479,427
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	472,359	-	127,674	(34,164)	600,029
Total assets	34,160	1,013,363	6	2,862,102	(2,647,655)	1,261,976
Trade payable	-	-	-	2,067,831	-	2,067,831
Other payables and accrual	66,000	10,040	-	8,029	-	84,069
Advances from customers	-	-	-	2,149,238	-	2,149,238
Intercompany payables	724,680 (3)	1,909,747 (1)	617 (1)	34,370 (4)	(2,669,414)	-
Salary payable	-	26,213	-	37,440	-	63,653
Provision for taxation	-	3,852	-	180,505	-	184,357
Operating lease obligations-current	-	232,976	-	85,446	-	318,422
Amount due to related parties	-	-	-	1,318,120	-	1,318,120
Total current liabilities	790,680	2,182,828	617	5,880,979	(2,669,414)	6,185,690
Total noncurrent liabilities	-	60,526	-	35,381	-	95,907
Total liabilities	790,680	2,243,354	617	5,916,360	(2,669,414)	6,281,597
Total shareholders’ Equity	(756,520)	(1,107,853)	(611)	(2,895,395)	21,759	(4,738,620)
Non-controlling interests	-	(122,138)	-	(158,863)	-	(281,001)
Total equity	(756,520)	(1,229,991)	(611)	(3,054,258)	21,759	(5,019,621)
Total liabilities and equity	$34,160	$1,013,363	$6	$2,862,102	$(2,647,655)	$1,261,976

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

(4)	Intercompany payable to King Eagle (China) represents loan to King Eagle (Tianjin) for working capital purposes.

Condensed Consolidated Statements of Operations Data

	For the nine months ended June 30, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$1,598,728	$-	$1,598,728
Intercompany revenue		601,210	-		(601,210)	-
Cost of revenue and related tax	-	748	-	427,900	-	428,648
Gross profit	-	600,462	-	1,170,829	(601,210)	1,170,080
Total operating expenses	171,056	604,712	7	995,516	-	2,604,771
Intercompany operating expenses	-	-	-	392,094	(392,094)	-
Loss from operations	(171,056)	(4,250)	(7)	(1,259,377)	-	(1,434,690)
Other income	-	37	-	30,626	-	30,663
Loss before income taxes	(171,056)	(4,213)	(7)	(1,228,756)	-	(1,404,027)
Income tax expense	-	-	-	16,029	-	16,029
Net loss	$(171,056)	$(4,213)	$(7)	$(1,244,780)	$-	$(1,420,056)

	For the nine months ended June 30, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$1,231,712	$-	$1,231,712
Intercompany revenue		248,805	519,296	-	(768,101)	-
Cost of revenue and related tax	-	562	1,006	244,534	-	246,102
Gross profit	-	248,243	518,290	987,178	(768,101)	985,610
Total operating expenses	175,724	239,092	604,401	2,687,249	-	3,706,466
Intercompany operating expenses	-	-	-	768,101	(768,101)	-
Loss from operations	(175,724)	9,151	(86,111)	(2,468,172)	-	(2,720,856)
Other income	-	(1,299)	461	99,949	-	99,111
Loss before income taxes	(175,724)	7,852	(85,650)	(2,368,223)	-	(2,621,745)
Income tax expense	-	-	-	-	-	-
Net loss	$(175,724)	$7,852	$(85,650)	$(2,368,223)	$-	$(2,621,745)

Condensed Consolidated Schedules of Cash Flows

	For the nine months ended June 30, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(171,056)	$(4,214)	$(7)	$(1,012,630)	$-	$(1,187,907)
Intercompany receivables	-	(148,614)	-	(641,868)	790,482	-
Intercompany payables	221,056	(38,430)	69	663,147	(845,842)	-
Net cash (used in) provided by operating activities	-	(11,594)	62	(474,637)	(55,360)	(518,341)

Net cash used in investing activities	-	-	-	-	-	-

Effect of exchange rate fluctuation on cash	$-	$(29,378)	$1	$9,227	$55,360	$43,556

	For the nine months ended June 30, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(175,724)	$7,852	$(85,650)	$(2,368,223)	$-	$(2,621,745)
Intercompany receivables	-	(329,669)	-	(881,574)	1,211,243	-
Intercompany payables	224,724	335,344	190,896	443,776	(1,194,740)	-
Net cash (used in) provided by operating activities	-	9,821	(13,007)	129,472	16,503	142,789

Net cash used in investing activities	-	(571)	(606)	-	-	(1,177)

Net cash provided by financing activities	-	-	-	200,327	-	200,327

Effect of exchange rate fluctuation on cash	$-	$(10,629)	$(10,570)	$(16,719)	$(16,503)	$(33,281)

The Company consolidated its VIE as of June 30, 2024 and September 30, 2023. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2024	September 30, 2023

Assets
Current assets
Cash and cash equivalents	$293,587	$447,117
Trade receivable – third parties	-	-
Trade receivable - intercompany	-	2,119,294
Advance and prepayments	104,708	41,323
Other receivables - third parties	288,956	19,431
Other receivables - intercompany	2,316,194	-
Amount due from a related party	13,760	-
Inventory	17,644	107,263
Total current assets	3,034,849	2,734,428

Noncurrent assets
Property and equipment, net	$541,452	$-
Prepayment, noncurrent	(1,459)	-
Right-of-use assets	61,999	127,674
Total noncurrent assets	601,992	127,674

Total assets	$3,636,841	$2,862,102

Liabilities
Current liabilities
Trade payables - third parties	$2,413,857	$2,067,831
Other payables and accrual	586,920	8,029
Deferred revenue	1,242,359	2,149,238
Intercompany payables	193,525	34,370
Payroll payable	62,194	37,440
Tax payable	185,818	180,505
Amounts due to related parties	2,844,011	1,318,120
Operating lease obligations-current portion	66,736	85,446
Total current liabilities	7,595,420	5,880,979

Noncurrent liabilities
Operating lease obligations-net of current portion	349,440	35,381
Total noncurrent liabilities	349,440	35,381

Total liabilities	7,944,860	5,916,360

Commitment and contingencies

Equity
Additional paid-in capital	637,801	637,801
Accumulated deficits	(4,984,788)	(3,788,510)
Accumulated other comprehensive income	227,636	255,314
Total stockholders’ equity	(4,119,351)	(2,895,395)
Non-controlling interests	(188,668)	(158,863)
Total equity	(4,308,019)	(3,054,258)

Total liabilities and equity	$3,636,841	$2,862,102

The operating results of the VIE were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023

Revenue, net	$672,062	337,031	$1,598,728	1,231,712
Cost of revenue	181,014	(66,912)	428,648	(244,534)
Gross profit	491,048	270,119	1,170,080	987,178

Operating expenses
General and administrative expenses	665,195	242,687	1,258,889	557,152
Selling expense	62,521	1,324,034	1,174,826	2,898,198
Total operating expenses	727,716	1,566,721	2,433,715	3,455,350

Loss from operations	(236,668)	(1,296,6012)	(1,263,635)	(2,468,172)

Other (expenses) income:
Interest income	27	119	402	203
Other income	(1,081)	(9,072)	30,261	99,746
Total other (expenses) income, net	(1,054)	(8,953)	30,663	99,949

Loss before income taxes	(237,722)	(1,305,555)	(1,232,972)	(2,368,223)

Income tax expense	2,665	-	16,029	-

Net loss	(235,057)	(1,305,555)	(1,216,943)	(2,368,223)
Less: Net income (loss) attributable to non-controlling interest	-	-	(47)	-
Net loss attributable to Kun Peng International Ltd	(235,057)	(1,305,555)	(1,216,990)	(2,368,223)

The cash flows of the VIE were as follows:

	For the nine months ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(1,254,553)	(2,368,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	35,932	-
Amortization of right-of-use assets	66,631	64,101

Changes in operating assets and liabilities
Advance and prepayments	(52,252)	(67,159)
Other receivable- related parties	(13,854)	-
Trade receivable- intercompany	(113,820)	(443,092)
Other receivables- third parties	(226,082)	2,063
Other receivables- intercompany	(528,048)	(438,482)
Inventory	93,253	-
Amount due from a related party	-	-
Trade payable- third parties	-	1,088,282
Trade payable- intercompany	149,953	442,263
Other payables and accrual- third parties	518,345	399,992
Other payables and accrual- intercompany	513,194	1,513
Deferred revenue	(955,853)	1,370,302
Payroll payable	24,772	31,898
Amounts due to related parties	1,531,003	(12,020)
Tax payable	(20,923)	124,358
Lease liabilities	(52,623)	(66,324)
Net cash used in operating activities	(162,756)	129,472

Cash flows from investing activities
Purchase of property, plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Capital contribution	-	200,327
Net cash provided by financing activities	-	200,327

Effect of exchange rate changes on cash	9,227	(16,719)

Net change in cash and cash equivalents	(153,529)	313,080

Cash and cash equivalents, beginning balance	447,117	255,536

Cash and cash equivalents, ending balance	$20,054	568,616

NOTE 4- ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	June 30, 2024	September 30, 2023

Prepaid rent and building management and utilities	$18,404	$19,211
Prepaid supplies(1)	36,790	32,195
Prepaid income tax	5,047	5,027
Prepaid professional services(2)	62,305	9,137
Prepaid others	7,469	8,474
Total prepayments	$130,015	$74,044

(1)	As of June 30, 2024 and September 30, 2023, the Company had prepaid supplies of $36,790 and $32,195, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of September 30, 2023, the ending balance of prepaid professional services represented $9,137 for the legal service fee for our PRC entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2023.

As of June 30, 2024, the ending balance of prepaid professional services included $62,305 for the consulting fee, bookkeeping fee, and technical support fee for our PRC entities. The consulting fee is related to Chengdu Wenjiang for applying online health care and medical services permits from the relevant authorities. The bookkeeping fee will amortized to general and administrative expenses using the straight-line period over the service periods of April and May 2024. The technical support fee will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the related revenue is recognized.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	June 30, 2024	September 30, 2023

Rental and vendor deposits	$80,859	$14,111
Advance to employees	76,827	2,604
Others	151,684	6,345
Total other receivables, net	$309,370	$23,060

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

NOTE 6 - INVENTORY

Inventory consisted of the following:

	June 30, 2024	September 30, 2023

Finished goods	$17,644	$107,263
Total	$17,644	$107,263

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2024	September 30, 2023

Leasehold improvements	$168,434	$124,161
Furniture and fixtures	1,217	1,205
Computer equipment	39,520	39,110
Office equipment	1,458	1,442
Service equipment	552,228	-
Subtotal	762,857	165,919
Less: accumulated depreciation	(183,886)	(93,367)
Total property and equipment, net	$578,972	$72,552

Depreciation expense was $21,156 and $15,361 for the three months ended and $54,965 and $46,250 for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 8 - INTANGIBLE ASSETS

	June 30, 2024	September 30, 2023

Trademarks	$3,565	$3,551
Subtotal	3,565	3,551
Less: accumulated amortization	(1,015)	(745)
Total intangible assets, net	$2,550	$2,806

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,056, $1,358, $554, $35, $502, and $84 will expire in July 2031, April 2031, April 2032, September 2032, October 2032, and October 2033, respectively.

Amortization expense was $89 and $93 for the three months ended and $269 and $275 for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 9 - DEFERRED REVENUE

	June 30, 2024	September 30, 2023

Advance payments from customers	$1,242,358	$2,149,238
Total deferred revenue	$1,242,358	$2,149,238

Deferred revenue resulted from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of June 30, 2024 and September 30, 2023, the Company had total deferred revenue of $1,242,358 and $2,149,238, respectively. Out of the ending balance as of June 30, 2024 of $938,891, $461,072 was the advance payment from our customers for our retail products to be delivered in the subsequent period. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. The remaining balance, $477,819, is related to the project of Smart Kiosks abandoned in September 2023. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	June 30, 2024	September 30, 2023

Ms.Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,593,984	$1,069,078
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,339	2,331
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirement.	247,688	246,711

Total			$2,844,011	$1,318,120

As of June 30, 2024, there was an amount due from related parties, Ms. Jinjing Zhang and Ms. Xiujin Wang who are the shareholders of King Eagle (Tianjin), with $13,760 as the advances for operational purpose. There was no amount due from related party as of September 30, 2023.

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

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of June 30, 2024 and September 30, 2023.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of June 30, 2024 and September 30, 2023, respectively. The issued and outstanding shares of common stock were 400,000,000 as of June 30, 2024 and September 30, 2023, respectively.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of June 30, 2024, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,223,144, $2,509,221 and $623, respectively. As of September 30, 2023, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,080,228, $2,069,494, and $611, respectively. Accordingly, the Company did not accrue statutory reserve funds as of June 30, 2024 and September 30, 2023.

NOTE 12- REVENUE

Revenue:

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

Retail	$440,243	$49,634	$983,694	$113,073
Wholesale	-	411,009	2,160	1,118,639
Equipment service revenue	231,819	-	539,630	-
Technical service revenue	-	-	35,959	-
Commission revenue	-	-	2,948	-
Training revenue	-	-	34,337	-
Total	$672,062	460,643	$1,598,728	1,231,712

	Nine months ended June 30,
	2024	2023

Performance obligations satisfied at a point in time	$1,059,098	$1,231,712
Performance obligations satisfied over time	539,630	-
Total	$1,598,728	$1,231,712

Cost of revenue:

We disaggregated our cost of revenue for the three and nine months ended June 30, 2024 and 2023:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

Retail	$116,723	$19,386	$249,007	$45,263
Wholesale	-	45,492	1,150	200,839
Equipment service revenue	63,542	-	158,167	-
Technical service revenue	-	-	-	-
Commission revenue	-	-	-	-
Training revenue	-	-	20,324	-
Total	$180,265	64,878	$428,648	246,102

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine months ended June 30, 2024 and 2023.

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

Since KP (China) and KP (Hong Kong) are wholly owned and under the control of KP International Holding, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP (China) and KP (Hong Kong) did not earn any income that was derived in Hong Kong for the nine months ended June 30, 2024 and 2023, and, therefore, KP (China) and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	Nine months ended June 30,
	2024	2023
Current
Federal	$-	$-
State	-	-
Foreign	16,029	-
Total current	16,029	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$16,029	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Nine months ended June 30,
	2024	2023
Loss before income tax expense	$(1,404,027)	$(534,806)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.6%	3.5%
Tax effect of non-deductible expenses	(2.8%)	(2.3%)
Change in valuation allowance	(22.9%)	(22.3%)
Effective tax rate	(1.0%)	0.0%

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

As of June 30, 2024 and September 30, 2023, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 14 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities and employee accommodation. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of June 30, 2024 and September 30, 2023:

Assets/liabilities	Classification	June 30, 2024	September 30, 2023
Assets
Operating lease right-of-use assets	Operating lease assets	$240,743	$479,427

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$248,405	$318,422

Long-term
Operating lease liability - net of current portion	Long-term operating lease liabilities	$410,846	$95,907

Total lease liabilities		$659,251	$414,329

The operating lease expense for the nine months ended June 30, 2024 and 2023 was as follows:

		For the three months ended June 30,		For the nine months ended June 30,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost	General and administrative	$81,064	84,830	$246,939	$253,512
Total lease cost		$81,064	84,830	$246,939	$253,512

Maturities of operating lease liabilities as of June 30, 2024 were as follows:

Maturity of lease liabilities	Operating leases
Remaining of 2024	$175,547
2025	159,896
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$335,443
Less: interest	(6,630)
Present value of lease payments	$328,813

Maturities of operating lease liabilities as of September 30, 2023, were as follows:

Maturity of Lease Liabilities	Operating Leases
2024	$93,798
2025	159,896
2026	-
2027	-
2028	-
Thereafter	-
Total lease payments	$253,694
Less: interest	(3,676)
Present value of lease payments	$250,018

Supplemental information related to operating leases was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$14,398	133,868	$111,469	133,868
New operating lease assets obtained in exchange for operating lease liabilities	$14,398	110,738	$111,469	110,738

The amortization expense was $54,965 and $48,028 for the three months ended June 30, 2024 and 2023 and $216,678 and $237,538 for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of June 30, 2024 and September 30, 2023, we had purchase and service commitments in an amount of $25,044 and $15,327, respectively.

NOTE 16 - SUBSEQUENT EVENT

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Operations Overview

The Company is a Nevada holding company with no operations of its own. It conducts its operations through its PRC subsidiary, King Eagle (China), which conducts its operations through contractual agreements with a variable interest entity (“VIE”), King Eagle (Tianjin), and its subsidiaries (i) King Eagle (Beijing) Technology Co., Ltd., incorporated on December 1, 2022; (ii) King Eagle (Huai’an) Health Management Co., Ltd., incorporated on September 19, 2023; (iii) Kun Zhi Jian (Huai’an) Technology Co., Ltd., incorporated on October 26, 2023; (iv) Kun Zhi Jian (Shandong) Health Management Co., Ltd, incorporated on January 30, 2024; (v) Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd, incorporated on February 1, 2024; and (vi) Kun Pin Hui (Shandong) Trading Co. Ltd., incorporated on April 10, 2024.

As a result of such contractual arrangements, King Eagle (China) is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidated entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiaries in its consolidated financial statements in accordance with U.S. GAAP.

Results of Operations for the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024		2023
	Amount	% of revenue	Amount	% of revenue

Revenues	$672,062	100%	460,643	100.0%
Cost of revenues	180,265	26.8	64,878	14.1
Gross profit	491,797	73.2	395,765	85.9
Operating expenses:
General and administrative expenses	353,669	52.6	423,757	92.0
Selling expense	422,612	62.9	1,231,189	267.3
Total operating expenses	776,281	115.5	1,654,946	359.3
Loss from operations	(284,484)	(42.3)	(1,259,181)	(273.4)
Other (expenses) income	(1,087)	(0.2)	(10,230)	(2.2)
Loss before income taxes	(285,571)	(42.5)	(1,269,411)	(275.6)
Income tax expense	2,665	0.4	-	-
Net loss	$(288,236)	(42.9)	(1,269,411)	(275.6)%

Revenues

For the three months ended June 30, 2024 and 2023, revenues amounted to $672,062 and $460,643, respectively. The following table presents revenues disaggregated by customer type for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023

Retail	$440,243	$49,634
Wholesale	-	411,009
Equipment service revenue	231,819	-
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	-	-
Total	$672,062	$460,643

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

Compared to the three months ended June 30, 2023, we generated $211,419 or 31.46% higher revenue during the three months ended June 30, 2024 due to the following additional revenue streams: (i) commission revenue; (ii) equipment service revenue; (iii) training revenue; and (iv) technical service revenue. In addition we continued the sale of preventive health care products on King Eagle Mall and Kun Zhi Jian to our retail and wholesale customers. We launched our Kun Zhi Jian Mini Program (“Mini Program”) in November 2023 to expand our customer services and preventive health care. We generate commission revenue through the Mini Program, by selling health care instruments on behalf of third parties on a commission basis. We also sell prepaid cards to our customers for the use of card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center and we recognize equipment service revenue when our customers consume the prepaid cards. We earn training revenue upon completion of training sessions by our customers. We recognize technical service revenue when vendors promote their products or businesses on our platform.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2024 and 2023 was $180,265 and $64,878, respectively. This primarily included the purchase of health care and health related household products from our suppliers.

We disaggregated our cost of revenue by customer type, retail and wholesale, for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023

Retail	$116,723	$19,386
Wholesale	-	45,492
Equipment service revenue	63,542	-
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	-	-
Total	$180,265	$64,878

Our cost of revenue for the three months ended June 30, 2024 was $180,265, a $115,387 or 64.01% increase over our cost of revenue for the three months ended June 30, 2023 of $64,878. Our cost of revenue primarily consisted of the purchase of health care and health related household products from our suppliers and payments of training fees to our third-party trainers.

During the three months ended June 30, 2024, we made our retail product sales through our King Eagle Mall and Kun Zhi Jian Mini Program. We also offered equipment service and training through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

Gross profit

	Three months ended June 30,
	2024	2023

Retail	$323,520	30,248
Wholesale	-	365,517
Equipment service revenue	168,277	-
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	-	-
Total	$491,797	395,765

For the three months ended June 30, 2024 and 2023, our overall gross profit and margin was $491,797, or 73.2%, and $395,765, or 85.9%, respectively.

For the three months ended June 30, 2024 and 2023, the gross profit and gross profit margin for our retail business of King Eagle Mall amounted to $491,797, or 73.2%, and $30,248 or 60.9%, respectively. The increase in our gross profit or margin for our retail business for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to the addition of a variety of products that have a higher profit margin such as dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the three months ended June 30, 2024 and 2023 was $0, or 0%, and $365,517 or 88.9%, respectively. When our new online platform, Kun Zhi Jian, was launched in October 2022, we refocused on selling dietary supplements, prepaid health screening cards, and physiotherapy equipment to our retail customers. We lowered the selling price of the thermal heat cabin to our wholesale customers.

The gross margins for our commission, equipment service, technical service, and training for the three months ended June 30, 2024 were 0%, 72.6%, 0%, and 0%, respectively. As we introduced these four additional revenue streams in or after November 2023, the gross margins for these four revenue streams were nil for the same period in 2023.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the three months ended June 30, 2024 and 2023, total operating expenses were $776,281 and $1,654,946, respectively. The reduction in operating expenses for the three months ended June 30, 2024 compared to the same period in 2023 was due to reductions in both selling expenses and in general and administrative expenses

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 and 2023 were $353,669 and $423,757, respectively. The decrease in general and administrative expenses of $70,088 between the two periods was chiefly due to a significant decrease in professional service fees of $41,399 as a result of the decreased need for professional services after the four additional lines of business were established in November 2023, as well as decreases of $10,888 in employee compensation and benefits, $3,111 for meals and entertainment compared to the same period in 2023 and other expense of $10,640.

Our general and administrative expenses for the three months ended June 30, 2024 and 2023 were comprised of the following:

	For the three months ended June 30,
	2024	2023
Employee compensation and benefits	$136,450	147,338
Office rent and building management	78,585	78,428
Office supplies and meetings	4,898	13,788
Professional service fees	77,346	118,745
Travel, transportation, and gasoline	24,046	24,333
Meals and entertainment	10,598	13,709
Depreciation and amortization	19,622	14,649
Others	2,127	12,767
Total	$353,669	423,757

Selling expenses

For the three months ended June 30, 2024 and 2023, our selling expenses, which were primarily incurred by our sales and marketing department, were $422,612 and $1,231,189, respectively. The $488,352 decrease in selling expenses for the three months ended June 30, 2024 was primarily due to decreases in:

●	meals and entertainment of $198,478 as our sales and marketing team launched fewer small scale promotional and marketing activities; and

●	office supplies and meetings of $51,112 related to the operation of our new online platform Kun Zhi Jian.

However, these reductions in selling costs were partially offset by an increase of $397,823 in service agent fees that resulted from the commencement of operations by our three new VIE subsidiaries.

Our selling expenses included the following:

	For the three months ended June 30,
	2024	2023
Service agents	$291,103	874,671
Employee compensation and benefits	70,412	69,703
Office supplies and meetings	48,800	51,570
Travel, transportation, and gasoline	10,171	18,862
Meals and entertainment	573	200,912
Depreciation and amortization	32,979	805
Customer service	(31,578)	-
Advertising	151	14,666
Total	$422,612	1,231,189

Other (expenses) income

Other income primarily consisted of bank interest income and foreign exchange gain or loss. Our other (expenses) income for the three months ended June 30, 2024 and 2023 was $(1,087) and $(10,230), respectively.

Income tax expense

For the three months ended June 30, 2024 and 2023, our income tax expense was $2,665 and nil, respectively. During the three months ended June 30, 2024, Kun Zhi Jian (Huai’an)  realized income of $10,660 and we recognized an income tax expense in accordance with the PRC’s statutory income tax rate 25%. During the three months ended June 30, 2023, we generated a net loss before income tax and recognized a full valuation allowance against our deferred tax assets, which included net operating loss carry-forwards.

Net loss

As a result of the factors discussed above, we posted a net loss/net income in the amount of $285,571 for the three months ended June 30, 2024 compared to a net loss in the amount of $1,269,411 for the three months ended June 30, 2023.

Foreign currency translation adjustment

The functional currency for our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”); the functional currency for our operations in Hong Kong is the Hong Kong Dollar (“HKD”). Our financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported foreign currency translation income of $32,380 and $239,743 for the three months ended June 30, 2024 and 2023, respectively.

Comprehensive loss

We recognized a comprehensive loss/income of $(265,628) and $(1,029,668) for the three months ended June 30, 2024 and 2023, respectively.

Results of Operations for the nine months ended June 30, 2024 and 2023

	Nine months ended June 30,
	2024		2023
	Amount	% of revenue	Amount	% of revenue

Revenues	$1,598,728	100%	1,231,712	100.0%
Cost of revenues	428,648	28.1	246,102	20.0
Gross profit	1,170,081	80.0	985,610	80.0
Operating expenses:
General and administrative expenses	1,429,945	97.5	1,383,119	112.3
Selling expense	1,174,826	80.1	2,323,347	188.6
Total operating expenses	2,604,771	177.6	3,706,466	300.9
Loss from operations	(1,434,690)	(112.9)	(2,720,856)	(220.9)
Other income	30,663	2.1	99,111	8.0
Loss before income taxes	(1,404,027)	(110.8)	(2,621,745)	(212.9)
Income tax expense	16,029	1.1	-	-
Net loss	$(1,420,056)	(111.9)	(2,621,745)	(212.9)%

Revenues

For the nine months ended June 30, 2024 and 2023, revenues amounted to $1,466,480 and $1,231,712, respectively.

The following table presents revenues disaggregated by customer type for the nine months ended June 30, 2024 and 2023:

	Nine months ended June 30,
	2024	2023

Retail	$983,694	$113,073
Wholesale	2,164	1,118,639
Equipment service revenue	539,630	-
Technical service revenue	35,959	-
Commission revenue	2,948	-
Training revenue	34,337	-
Total	$1,598,728	$1,231,712

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

Compared to the nine months ended June 30, 2023, we generated $367,016 or 29.8% higher revenue during the nine months ended June 30, 2024 due to the following additional revenue streams: (i) commission revenue; (ii) equipment service revenue; (iii) training revenue; and (iv) technical service revenue. In addition, we continued the sale of preventive health care products on King Eagle Mall and Kun Zhi Jian to our retail and wholesale customers. We launched our Kun Zhi Jian Mini Program (“Mini Program”) in November 2023 to expand our customer services and preventive health care. We generate commission revenue through the Mini Program by selling health care instruments on behalf of third parties on a commission basis. We also sell prepaid cards to our customers for use with card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center and we recognize equipment service revenue when our customers consume the prepaid cards. We earn training revenue upon completion of training sessions by our customers. We recognize technical service revenue when vendors promote their products or businesses on our platform.

Cost of revenue

We disaggregated our cost of revenue for the nine months ended June 30, 2024 and 2023 as follows:

	Nine months ended June 30,
	2024	2023

Retail	$249,007	$45,263
Wholesale	1,150	200,839
Equipment service revenue	158,167	-
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	20,324	-
Total	$428,648	$246,102

Our cost of revenue for the nine months ended June 30, 2024 was $428,648, a $182,546 or 74.17% increase over our cost of revenue for the nine months ended June 30, 2023 of $246,102. Our cost of revenue primarily consisted of the purchase of health care and health related household products from our suppliers and payments of training fees to our third-party trainers.

During the nine months ended June 30, 2024, we made our retail product sales through our King Eagle Mall and Kun Zhi Jian Mini Program. We also offered equipment service and training through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

Gross profit

	Nine months ended June 30,
	2024	2023

Retail	$734,687	$67,810
Wholesale	1,010	917,800
Equipment service revenue	381,463	-
Technical service revenue	35,959	-
Commission revenue	2,948	-
Training revenue	14,013	-
Total	$1,170,081	$985,610

For the nine months ended June 30, 2024 and 2023, our overall gross profit and margin was $1,170,081 or 73.2%, and $985,610 or 80.0%, respectively.

For the nine months ended June 30, 2024 and 2023, the gross profit and margin for our retail business of King Eagle Mall amounted to $734,867 or 74.7% and $67,810 or 60%, respectively. The increase in our gross profit or margin for our retail business for the nine months ended June 30, 2024 as compared to the same period in 2023 was primarily due to the addition of a variety of products that have a higher profit margin, such as dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the nine months ended June 30, 2023 and June 30, 2023 was $1,010 or 46.8% and $917,800, or 82%, respectively. When our new online platform, Kun Zhi Jian, was launched in October 2022, we refocused on selling dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers. We lowered the selling price of the thermal heat cabin to our wholesale customers. Accordingly, the gross margin of our wholesale business line shrank during the nine months ended June 30, 2024.

The gross margins for our commission, equipment service, technical service, and training for the nine months ended June 30, 2024 were 100%, 70.7% 100% and 40.8%, respectively. As we introduced these four additional revenue streams in or after November 2023, the gross margins for these four revenue streams were nil for the same period in 2023.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the nine months ended June 30, 2024 and 2023, our total operating expenses were $2,604,771 and $3,706,466, respectively. The reduction in operating expenses for the nine months ended June 30, 2024 compared to the same period in 2023 was primarily due to reduced selling expenses.

General and administrative expenses

General and administrative expenses for the nine months ended June 30, 2024 and 2023 were $1,429,945 and $1,383,119, respectively. The increase in general and administrative expenses during the nine months ended June 30, 2024 by 46,826 was due to an increase in employee compensation and benefits of $82,074, an increase in travel, transportation, and gasoline expenses of $54,185, and an increase in meal and entertainment expenses of $108,918.

The increase in employee compensation and benefits for the nine months ended June 30, 2024 is attributable to the hiring in November 2023 and ___________ of an aggregate of ___ additional administrative employees for ____ of our VIE subsidiaries. In addition, one of our VIE’s subsidiaries, King Eagle (Huai’an), engaged consulting services for business development and new business lines. We also incurred a higher auto insurance premium for our leased automobile and car rental expenses, as well as higher entertainment expenses during the nine months ended June 30, 2024. Those increases were partially offset by a decrease of $178,317 for professional service fees as a result of the decreased need for professional services after our additional lines of business were established commencing in November 2023.

Our general and administrative expenses for the nine months ended June 30, 2024 and 2023 were comprised of the following:

	Nine months ended June 30,
	2024	2023
Employee compensation and benefit	$460,704	$378,630
Office rent and building management	261,108	271,977
Office supplies and meeting	26,465	30,247
Professional services fee	361,431	557,977
Travel, transportation and gasoline	97,875	43,690
Meals and entertainment	142,640	33,722
Depreciation and amortization	51,349	44,102
Others	20,373	22,774
Total	$1,429,945	$1,383,119

Selling expenses

Our selling expenses, which were primarily incurred by our sales and marketing department, for the nine months ended June 30, 2024 and 2023, were $1,174,825 and $2,323,347, respectively. The $1,148,521 decrease was primarily due to a decrease in service agent fees of $720,725 and in meals and entertainment of $345,225 as marketing and promotional service fees paid to our service agents declined significantly.

Our selling expenses included the following:

	Nine months ended June 30,
	2024	2023
Service agents	$785,455	1,506,180
Employee compensation and benefit	206,892	193,286
Office supplies and meeting	138,640	162,349
Travel, transportation and gasoline	30,401	49,508
Meals and entertainment	5,724	350,949
Depreciation and amortization	33,514	2,423
Advertising	5,777	58,612
Others	(31,578)	40
Total	$1,174,826	2,323,347

Other income

Other income primarily consisted of bank interest income, foreign exchange gain or loss, and other service income. Our other income for the nine months ended June 30, 2024 and 2023 was $30,663 and $$99,111, respectively. Government grants, which are also included in other income, amounted to $30,261 and $97,970 for the nine months ended June 30, 2024 and 2023, respectively.

Income tax expense

For the nine months ended June 30, 2024, the income tax expense of the Company was $16,029 as Kun Zhi Jian (Huai’an) incurred book income of $50,560 during that period and we recognized income tax expense in accordance with PRC’s statutory income tax rate of 25%. During the nine months ended June 30, 2023, we generated a net loss before income tax and recognized a full valuation allowance against our deferred tax assets, which included net operating loss carry-forwards.

Net loss

As a result of the factors discussed above, the Company posted net losses in the amounts of $1,404,027 and $2,621,745 for the nine months ended June 30, 2024 and 2023, respectively.

Foreign currency translation adjustment

The functional currency of our operation in the PRC is the Chinese Yuan or Renminbi (“RMB”); for our operations in Hong Kong it is the Hong Kong dollar (“HKD”). Our financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/ or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss/income of $25,449 and $(152,425) for the nine months ended June 30, 2024, and 2023, respectively.

Comprehensive loss

The Company recognized comprehensive losses in the amounts of $1,445,505 and $2,469,320 for the nine months ended June 30, 2024 and 2023, respectively.

Liquidity and capital resources

As of June 30, 2024 and September 30, 2023, we had cash and cash equivalents balances of $294,675 and $457,580, respectively.

For the nine months ended June 30, 2024, net cash used in operating activities totaled $206,462. Operating cash outflow was mainly attributable to our net loss of $1,429,831 and a decline in customer advances of $955,853 offset by a decrease in inventory of $93,252.

There was no investing and financial activity during the nine months ended June 30, 2024.

The effect of exchange rate change on cash totaled $43,557. The resulting change in cash for the period was a __decrease of $162,905.

For the nine months ended June 30, 2023, net cash provided by operating activities totaled $142,789. Operating cash inflow was mainly attributable to advance payments from our customers of $1,370,302, an increase in trade creditors of $1,052,509, an increase in other payables of $161,547, an increase in payroll payable of $10,930, tax payable of $124,620, and a non-cash item, depreciation and amortization, of $46,525. The overall cash inflow was offset by the net loss of $2,621,745.

The following table sets forth a summary of changes in our working capital as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023

Current Assets	$765,464	$661,947
Current Liabilities	7,752,291	6,185,690
	$(6,986,827)	$(5,523,743)

We require cash of approximately $5.7 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of June 30, 2024, we had received customer advances in the amount of approximately $0.9 million. We anticipate that the majority of the revenue will be recognized in fiscal year 2024. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had an approximately $0.3 million commitment related to purchase and service agreements as of June 30, 2024.

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

Going Concern Consideration

The financial statements included in this interim report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the nine months ended June 30, 2024, the Company experienced cash outflows from operating activities of $206,462, incurred a net loss of $1,420,056 and had negative working capital of $6,986,827. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advances from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced service agent fees. Additionally, the Company obtained capital funding of approximately $1.5 million from our director to meet its working capital requirements. In order to continue as a going concern for the next 12 months, through Kun Zhi Jian Mini Program, the Company continues to explore additional revenue streams, leverage the health care expertise and technology of local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Our directors intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended June 30, 2024, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective such that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented. We continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis. We are currently hiring additional personnel in financial reporting and accounting, and we are providing training to newly hired personnel . In addition, once our cash position improves, we plan to hire an experienced controller and work to build an internal accounting team with sufficient in-house expertise in U.S. GAAP reporting. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

Because we are a smaller reporting company, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2024 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

KUN PENG INTERNATIONAL LTD

Date: August 19, 2024	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: August 19, 2024	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

