Form 10-K
period 2024-09-30
Kun Peng International Ltd.
filed 2025-01-14
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the 92,574,490 shares of common stock held by non-affiliates of the registrant as of March 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,572,007 based on the last sale price of the registrant’s common stock on such date of $0.1142 per share on the OTC Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 13, 2025, the registrant had 400,000,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2024

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

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and that are filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and, for the purposes of this report only, references to:

●	“Chengdu Wenjiang” are to Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd , a PRC company and a wholly-owned subsidiary of King Eagle VIE;

●	“China” and “the PRC” are to the People’s Republic of China;

●	“Company” or “KPIL” are to Kun Peng International Ltd., (formerly CX Network Group, Inc.), a Nevada corporation;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“FIE” are to a foreign invested enterprise;

●	“Guoxin Zhengye” are to Guoxin Zhengye Enterprise Management Co., Ltd., a PRC company;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“KP (China)” are to Kun Peng (China) Industrial Development Company Limited, a Hong Kong company that was a holding company and a wholly-owned subsidiary of KP International Holding until its deregistration in February 2024;

●	“KP (Hangzhou)” are to King Eagle (Hangzhou) Healty Technolog Co., Ltd., a PRC company that is 95% owned by King Eagle (Tianjin) Technology Co., Ltd.

●	“KP (Hong Kong)” are to Kun Peng (Hong Kong) Industrial Development Limited, a Hong Kong company that is a holding company and a wholly-owned subsidiary of KP International;

●	“KP International Holding” are to Kun Peng International Holding Limited, a British Virgin Islands company that is a holding company and a wholly-owned subsidiary of the Company;

●	“KP Tian Yu” and “WFOE” are to Kun Peng Tian Yu Health Technology (Tianjin) Co. Ltd., a PRC company that is a holding company and a wholly-owned subsidiary of KP (Hong Kong) that has been a wholly foreign-owned enterprise since March 3, 2023;

●	“KP (Wenjiang)” are to Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd., a PRC company and a wholly-owned subsidiary of King Eagle (Tianjin) Technology Co., Ltd.

●	“King Eagle (Beijing)” are to King Eagle (Beijing) Technology Co., a PRC company and a wholly- owned subsidiary of King Eagle VIE;

●	“King Eagle (China)” are to King Eagle (China) Co., Ltd., a PRC company that is owned 51% by KP Tian Yu and 49% by KP (Hong Kong);

●	“King Eagle (Hangzhou)” are to King Eagle (Hangzhou) Health Technology Co., Ltd., a PRC company that is 95% owned by King Eagle VIE;

●	“King Eagle (Huai’an)” are to King Eagle (Huai’an) Health Management Co., Ltd., a PRC company that is a wholly owned subsidiary of King Eagle VIE;

●	“King Eagle (Tianjin)” and “King Eagle VIE” are to King Eagle (Tianjin) Technology Co., Ltd., a PRC company and a variable interest entity;

●	“Kun Pin Hui (Shandong)” are to Kun Pin Hui (Shandong) Trading Co. Ltd., a PRC company and a wholly-owned subsidiary of King Eagle VIE;

●	“Kun Zhi Jian (Huai’an)” are to Kun Zhi Jian (Huai’an) Technology Co., Ltd., a PRC company and a wholly-owned subsidiary of King Eagle VIE;
●	“Kun Zhi Jian (Shandong)” are to Kun Zhi Jian (Shandong) Health Management Co., Ltd, a PRC company and a wholly-owned subsidiary of King Eagle VIE.

●	“member(s)” are to customers who have opened an account with King Eagle VIE so as to make purchases on one of its e-commerce platforms;

●	“MOFCOM” are to the Ministry of Commerce of the People’s Republic of China;

●	“NDRC” are to the National Development and Reform Commission of the People’s Republic of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“SAFE” are to the State Administration of Foreign Exchange of the People’s Republic of China;

●	“SAT” are to the State Administration of Taxation of the People’s Republic of China;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

●	“VIE Agreements” are to the agreements entered into by and between King Eagle (China) and King Eagle (Tianjin) to qualify King Eagle (Tianjin) as a variable interest entity, specifically, the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement;

●	“we,” “us,” “our,” “KPIL,” “the Company,” and “our Company” are to the combined business of Kun Peng International Ltd. (formerly CX Network Group, Inc.), a Nevada corporation, and its subsidiaries and other consolidated entities;

●	“WFOE” are to King Eagle (China), our wholly foreign owned enterprise until March 3, 2023, and KP Tian Yu, our wholly foreign owned enterprise since March 3, 2023.

PART I

ITEM 1. BUSINESS

Regulatory Overview - Legal and Operational Risks

The Company is not a Chinese operating company but rather a Nevada holding company with no operations of its own. It conducts its operations through its PRC subsidiary, King Eagle (China), which conducts its operations through contractual agreements with a variable interest entity (“VIE”), King Eagle (Tianjin), and its subsidiaries (i) King Eagle (Beijing), incorporated on December 1, 2022; (ii) King Eagle (Huai’an), incorporated on September 19, 2023; (iii) Kun Zhi Jian (Huai’an), incorporated on October 26, 2023; (iv) Kun Zhi Jian (Shandong), incorporated on January 30, 2024; (v) Chengdu Wenjiang, incorporated on February 1, 2024; (vi) Kun Pin Hui (Shandong), incorporated on April 7, 2024; and (vii) King Eagle (Hangzhou), incorporated on July 18, 2024 and 95% owned by King Eagle VIE. Please see “-Corporate History and Structure – Contractual Arrangements” below.

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

Risks Related to our VIE Structure

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with King Eagle VIE. If the Chinese government should disallow or limit the use of the VIE, it could materially and adversely affect our business, which could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations” on page 51.

●	Although we have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and King Eagle VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, but that such ownership structures have not been tested in court, KPIL faces uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, King Eagle VIE’s financial performance, and the value of a shareholder’s KPIL shares. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China) and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 52.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial negative impact on KPIL’s business and consequently on the value of KPIL’s securities. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected and we may be forced to relinquish our interests in those operations” on page 51.

●	On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation including future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, it is uncertain whether our contractual arrangements would be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with. See “Item 1A. Risks Factors - Risks Related to our Commercial Relationship with our VIE - Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law” on page 54.

●

Neither the Company nor its shareholders have a direct equity ownership interest in King Eagle VIE. The Company’s relationship to the VIE is defined by the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China), and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 52.

For additional risks related to our VIE structure, see “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE” starting on page 51.

Risks Related to Doing Business in China

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China” on page 59.

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection” on page 63.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. King Eagle (China) and it’s VIE’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock. See “Item 1A. Risk Factors - Risks Related to our Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 68.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, King Eagle (China) and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. See “Item 1A. Risk Factors - Risks Related to Our Business - We will rely on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business” on page 51.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate with respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from the standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders” on page 69.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIE’s business and financial condition. Any deterioration in our VIE’s business could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition” on page 67.

●	Our business operations are conducted in China through our VIE and its subsidiaries. If we should become subject to the recent scrutiny, criticism, and negative publicity involving U.S. listed China-based companies, we may have to expend significant resources to investigate and/or defend negative allegations. If such allegations cannot be addressed and resolved favorably, it could result in a material change in the business operations of our PRC subsidiaries, significantly limit our ability to obtain financing through the sale of additional securities, and cause our securities to significantly decline in value or be worthless. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, stock price, and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably” on page 72.

●	There are political risks associated with conducting business in Hong Kong and China. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - There are political risks associated with conducting business in China” on page 67.

●	Our current auditor, J&S, an independent registered public accounting firm that is headquartered in Malaysia, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”). Although we believe that the Holding Foreign Companies Accountable Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of or amendments to the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our securities are delisted by the exchange on which our securities are listed.. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange” on page 66.

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

See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 68.

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

On May 17, 2021, we entered into a Share Exchange Agreement with Kun Peng International Holding and the holders of all of the outstanding capital stock of KP International Holding. Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of KP International Holding and, in exchange, we issued to the five former shareholders of KP International Holding an aggregate of 34,158,391 shares of the Company’s common stock. As a result of the share exchange (the “2021 Share Exchange”), on May 17, 2021, KP International Holding became our wholly owned subsidiary and the former shareholders of KP International Holding became the holders of approximately 85% of our issued and outstanding capital stock on a fully diluted basis. For accounting purposes, the transaction with KP International Holding was treated as a reverse acquisition, with KP International Holding as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of KP International Holding and its subsidiaries and consolidated entities. As a result of the reverse acquisition, the Company is engaged in the sale of health care products and services through its online platform in the PRC.

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

Kun Peng (China) Industrial Development Company Limited

KP (China) was incorporated as a limited liability company in Hong Kong under the name of Jing Jin Ji Investment Group Co., Limited (“Jing Jin Ji”) on August 11, 2017. The share capital of the company is 10,000 ordinary shares at $1,292 (HK$10,000) and, prior to its acquisition by KP International Holding, it was wholly owned by an individual. On November 9, 2018, Jing Jin Ji changed its name to Kun Peng (China) Industrial Development Company Limited and it filed a Certificate of Change of Name with the Hong Kong Company Registry on the same day. Although it was incorporated in 2017, it did not commence operations until July 2020 as it focused on exploring business opportunities in its initial phase and on developing our online mobile application, King Eagle Mall, through its subsidiary, King Eagle (China) Co., Ltd. It became a wholly-owned subsidiary of KP International Holding on May 3, 2021.

On August 24, 2023, we filed an application with the Companies Registry of Hong Kong for deregistration and dissolution of KP (China). The application for deregistration was approved on February 2, 2024 by the Hong Kong Company Registry.

Kun Peng (Hong Kong) Industrial Development Limited

KP (Hong Kong) was incorporated as a limited liability company in Hong Kong on June 21, 2021 with a share capital of one ordinary share at approximately $0.13 (HK$1). KP (Hong Kong) is a holding company, is wholly owned by KP International Holding, and is the sole shareholder of Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd. It also owns 49% of King Eagle (China) Co., Ltd.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

KP Tian Yu was established as a wholly-owned subsidiary of KP (Hong Kong) on August 10, 2021 under the laws of the People’s Republic of China. with a registered capital of approximately $0.7 million (RMB5,000,000). As of March 3, 2023, it is the owner of 51% of the outstanding shares of King Eagle (China) Co., Ltd.

King Eagle (China) Co., Ltd.

King Eagle (China) was incorporated as a limited liability company in the People’s Republic of China on March 20, 2019, with a registered capital of approximately $15 million (RMB100 million). King Eagle (China) was a wholly owned subsidiary of KP (China) at the time of establishment. On November 2, 2020, KP (China) transferred a 15% interest, approximately $2.2 million (RMB 15 million), to Guoxin Ruilian Group Co., Ltd., a limited liability company incorporated in Beijing, PRC.

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle VIE was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle VIE. It is owned by multiple individuals: Chengyuan Li (approximately 45.5%), Xiujin Wang (approximately 10.5%), Yuanyuan Zhang (approximately 10%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), Zhandong Fan, and Hui Teng (each of whom owns approximately 5%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Chengyuan Li is a director and Yuanyuan Zhang is Chief Financial Officer of the Company.

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

King Eagle VIE owns 100% of the outstanding shares of King Eagle (Huai’an), King Eagle (Beijing), Kun Zhi Jian (Huai’an), Kun Zhi Jian (Shangdong), Kun Pin Hui (Shandong), Chengdu Wenjiang and 95% of the outstanding shares of King Eagle (Hangzhou).

King Eagle (Beijing) Technology Co., Ltd.

King Eagle (Beijing) was established under the laws of the People’s Republic of China on December 1, 2022 with a registered capital of approximately $0.7 million (RMB5 million). It is a wholly-owned subsidiary of King Eagle VIE. King Eagle (Beijing) commenced its operation of our new online platform called “Kun Zhi Jian” in January 2023. This platform became one of the components of the Kun Zhi Jian Mini Program in November 2023. Since then, King Eagle (Beijing) has focused on the retail sale of health care related products and dietary supplements.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) was established on October 26, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB1 million). It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Huai’an) commenced operations in November 2023 and primarily focuses on marketing and selling physiotherapy equipment products.

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) was established on September 19, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.69 million (RMB5 million). One July 19, 2024, King Eagle (Tianjin) acquired the remaining 5% registered capital of King Eagle (Huai’an) with $0 consideration paid to Hu’nan Ant Doctor Health Service Co., Ltd. It is a wholly-owned subsidiary of King Eagle VIE for the fiscal years ended September 30, 2024. King Eagle (Huai’an) became fully operational in October 2023 and focuses on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members.

Kun Zhi Jian (Shandong) Health Management Co., Ltd

Kun Zhi Jian (Shangdong) was established on January 30, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Shangdong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity commenced its operations in February 2024 and focuses on promoting and selling health screening devices.

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd

Chengdu Wenjiang was established on February 1, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Sichuan province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity has not commenced its operations as of the date of this Annual Report and is applying for online health care and medical services permits from the relevant authorities. There can be no assurance that such permits will be obtained.

Kun Pin Hui (Shandong) Trading Co. Ltd.

Kun Pin Hui (Shandong) was established on November 23, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.4 million (RMB 3 million). The entity is located in Shandong province, PRC. It has been a wholly-owned subsidiary of King Eagle VIE since April 7, 2024, on which date King Eagle VIE acquired 95% of Kun Pin Hui (Shandong)’s outstanding shares from Zhandong Fan (5% shareholder of King Eagle (Tianjin) and 5% of its outstanding shares from Yuanyuan Zhang (10% shareholder of King Eagle (Tianjin)) at a purchase price of $0.14 (RMB 1 Yuan) per share. Kun Pin Hui (Shandong) provides online trading services and sells products online.

King Eagle (Hangzhou) Health Technology Co., Ltd

King Eagle (Hangzhou) was established on July 18, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.1 million (RMB 1 million). The entity is located in Zhejiang province, PRC. It is owned 95% by King Eagle VIE and 5% by Hongxiaodou (Hangzhou) Health Technology Co., Ltd. This entity became fully operational in August 2024.

On August 8, 2024, King Eagle (Hangzhou) entered into certain agreements with Yunnan Linpingkang Pharmaceutical Co., Ltd, pursuant to which we subscribe for 40% of Shanxi Limei Aosikang Hospital Management Co., Ltd.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

(1)	The contractual agreements between King Eagle (China) and King Eagle VIE consist of:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

(2)	King Eagle (Huai’an) was formed in September 2023 and commenced full operations in October 2023. It was 95% owned by King Eagle (Tianjin) and 5% owned by Hu’nan Ant Doctor Health Service Co., Ltd. On July 19, 2024, King Eagle (Tianjin) acquired Hu’nan Ant Doctor Health Service Co., Ltd.’s shares of King Eagle (Huai’an), making King Eagle (Huai’an) its wholly-owned subsidiary.

(3)	Kun Zhi Jian (Huai’an) was formed in October 2023, but did not commence full operations until November 2023.

(4)	Kun Pin Hui (Shandong) was formed in November 2023 and acquired on April 7, 2024 from Zhandong Fan and Yuanyuan Zhang, shareholders of King Eagle (Tianjin).

(5)	Although Chengdu Wenjiang was formed in February 2024, it has not yet commenced operations as of the date of this Annual Report.

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

Neither the Company nor any of its Hong Kong subsidiaries or its PRC subsidiary has paid dividends or made distributions to U.S. investors. No funds have been transferred by the holding companies to the Hong Kong subsidiaries, the PRC subsidiary, or the VIE for the fiscal years ended September 30, 2024 or 2023 and through the date of this Annual Report, to fund their business operations. In the future, any cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, and to King Eagle VIE and its subsidiaries as loans.

See “Condensed Consolidating Schedule,” below and “Item 8. Financial Statements and Supplementary Data - Consolidated Financial Statements and Footnotes” on page 95.

Condensed Consolidating Schedule

Set forth below is the condensed consolidated balance sheet information as of September 30, 2024 and 2023, and condensed consolidated statements of operations and cash flows for the fiscal years ended September 30, 2024 and 2023, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below) and the VIE (as defined below), eliminating entries and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 15.

For the purposes of this section:

“Parent Entity” refers to Kun Peng International Limited;

“Non-VIE Subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”).
●	King Eagle (China) Co., Ltd. (“King Eagle (China)”)

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) and its subsidiaries.

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu since March 3, 2023.

Condensed Consolidated Balance Sheets

As of September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$981	$71	$81,132	$-	$82,184
Intercompany receivables-current	-	531,169 (2)	-	2,316,724 (1)	(2,847,893)	-
Total current assets	-	564,532	71	2,831,808	(2,847,893)	548,518
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	145,641	-	785,031	(34,164)	930,668
Total assets	34,160	710,173	71	3,616,839	(2,882,057)	1,479,186
Intercompany payables	970,159	1,846,491 (3)	969 (3)	51,757	(2,869,376)	-
Total current liabilities	994,159	2,071,841	1,033	8,344,402	(2,865,015)	8,546,420
Total non-current liabilities	-	-	-	121,484	-	121,484
Total liabilities	994,159	2,071,841	1,033	8,465,886	(2,865,015)	8,667,904
Total shareholders’ equity	(959,999)	(1,239,530)	(962)	(4,967,444)	(16,941)	(7,184,876)
Non-controlling interests	-	(122,138)	-	118,397	(101)	(3,824)
Total equity	(959,999)	(1,361,668)	(962)	(4,849,047)	(17,042)	(7,188,718)
Total liabilities and equity	$34,160	$710,173	$71	$3,616,839	$(2,882,057)	$1,479,186

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from VIE to the parent entity for working capital purposes.

As of September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$10,457	$6	$447,117	$-	$457,580
Intercompany receivables-current	-	494,197 (2)	-	2,119,294 (1)	(2,613,491)	-
Total current assets	-	541,004	6	2,734,428	(2,613,491)	661,947
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	472,359	-	127,674	(34,164)	600,029
Total assets	34,160	1,013,363	6	2,862,102	(2,647,655)	1,261,976
Intercompany payables	724,680	1,909,747 (3)	617 (3)	34,370	(2,669,414)	-
Total current liabilities	790,680	2,182,828	617	5,880,979	(2,669,414)	6,185,690
Total non-current liabilities	-	60,526	-	35,381	-	95,907
Total liabilities	790,680	2,243,354	617	5,916,360	(2,669,414)	6,281,597
Total shareholders’ equity	(756,520)	(1,107,853)	(611)	(2,895,395)	21,759	(4,738,620)
Non-controlling interests	-	(122,138)	-	(158,863)	-	(281,001)
Total equity	(756,520)	(1,229,991)	(611)	(3,054,258)	21,759	(5,019,621)
Total liabilities and equity	$34,160	$1,013,363	$6	$2,862,102	$(2,647,655)	$1,261,976

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from VIE to the parent entity for working capital purposes.

Condensed Consolidated Statements of Operations Data

For the fiscal year ended September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$2,078,741	$-	$2,078,741
Intercompany revenue	-	700,576	-	-	(700,576)	-
Cost of revenue and related tax	-	21,378	-	584,260	-	605,638
Gross profit	-	679,198	-	1,494,481	(700,576)	1,473,103
Total operating expenses	203,479	760,968	319	3,201,495	(692,360)	3,473,901
Intercompany operating expenses	-	-	-	630,162	(630,162)	-
(Loss) income from operations	(203,479)	(81,770)	(319)	(1,707,014)	(8,216)	(2,000,798)
Other (expenses) income	-	38	-	11,500	-	11,538
(Loss) income before income taxes	(203,479)	(81,732)	(319)	(1,695,514)	(8,216)	(1,989,260)
Income tax expense	-	-	-	(2,487)	-	(2,487)
Net (loss) income	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)

For the fiscal year ended September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$3,917,335	$-	$3,917,335
Intercompany revenue	-	442,382	519,296	-	(961,678)	-
Cost of revenue and related tax	-	779	1,006	431,436	-	433,221
Gross profit	-	441,603	518,290	3,485,899	(961,678)	3,484,114
Total operating expenses	274,917	438,906	604,656	4,414,524	-	5,733,003
Intercompany operating expenses	-	-	-	961,678	(961,678)	-
(Loss) income from operations	(274,917)	2,697	(86,366)	(1,890,303)	-	(2,248,889)
Other (expenses) income	-	(1,183)	461	100,398	-	99,676
(Loss) income before income taxes	(274,917)	1,514	(85,905)	(1,789,905)	-	(2,149,213)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)

Condensed Consolidated Schedule of Cash Flows

For the fiscal year ended September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)
Intercompany receivables	-	(16,942)	-	(943,773)	960,715	-
Intercompany payables	245,479	(148,973)	319	851,289	(948,114)	-
Net cash provided by (used in) operating activities	-	(10,029)	62	23,462	4,385	17,880

Net cash used in investing activities	-	-	-	(554,861)	205,863	(348,998)

Net cash provided by (used in) financing activities	-	-	-	149,974	(204,743)	(54,769)

Effect of exchange rate fluctuation on cash	$-	$553	$3	$15,440	$(5,505)	$10,491

For the fiscal year ended September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)
Intercompany receivables	-	(333,732)	-	(927,079)	1,260,811	-
Intercompany payables	272,917	329,657	191,152	453,740	(1,247,466)	-
Net cash provided by (used in) operating activities	-	12,739	(13,007)	(440,107)	13,345	(427,030)
					-
Net cash used in investing activities	-	-	(606)	-	-	(606)

Net cash provided by financing activities	-	-	-	644,803	-	644,803

Effect of exchange rate fluctuation on cash	$-	$(10,828)	$10,570	$(13,115)	$(13,345)	$(26,718)

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

King Eagle Mall

We developed and launched a mobile social e-commerce platform, King Eagle Mall, which promotes preventive health care products and services as our core business. It adopts the S2B2C business model and integrates many major health care products and services. As of December 6, 2024, King Eagle Mall had approximately 15,855 members.

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

Kun Zhi Jian Online Platform

In October 2022, King Eagle (Tianjin) introduced and implemented a new online platform, Kun Zhi Jian, which focuses on promoting and selling physiotherapy equipment and our own brand of preventive health care and health related household products to wholesalers and retailers. In the platform’s initial phase, we sold thermal therapy cabins to wholesalers. Equipped with infrared light and at a high temperature, approximately like that of a hot spring, this product helps enhance blood circulation and oxygen inhalation and improves insomnia. Currently, we promote and sell other physiotherapy equipment, our own brand, and other popular brands of health care related products on this new platform. As of December 6, 2024, Kun Zhi Jian had approximately 5,598 members. This online platform is operated at: http://api.kp-tj.com/roomapp/#/home.

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

新鲲知健医养馆小程序界面

鲲知健
开业大吉
热疗预约
医养馆
品质商城
¥39800.00
¥2099.00
¥1688.00

点击—医养馆

11:06
医养馆
极速问诊
健康快检
体质检测
眼部检测
乐享专区
生之道
长之道
化之道
藏之道
药茶系列
九体辨治系列
收之道
¥599.00
汉德医三七胶股...
立即购买
¥599.00
汉德医沙棘人参...
立即购买
¥599.00
汉德医一痛风灵
立即购买

选择体验项目

云诊卡
请选择您要购买的会员卡
云诊卡
¥365元/年
健康宝
¥1980元/年
¥0
立即支付

支付开通

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

Our Customers

Our customers primarily consist of individual members. As of September 30, 2024 and 2023, King Eagle Mall had approximately 15,855 and 5,699 members, respectively.

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

Trademarks

We also developed our business trademarks. In order to protect our intellectual property rights, we have registered our trademarks in the PRC, including without limitation the following:

Country/Area	Trademark	Trademark Number	Classes
PRC	金嗨购	50368216	9

PRC	金嗨购	50374979	16

PRC	金嗨购	50375007	37

PRC	金嗨购	50377397	39

PRC	金嗨购	50382061	41

PRC	金嗨购	50382076	42

PRC	金嗨购	50392663	43

PRC	金嗨购	50375312	45

PRC		50374965	9

PRC		50371272	16

PRC		50373087	37

PRC		50387468	39

PRC		50369532	41

PRC		50380120	42

PRC		50392663	43

PRC		50387165	45

PRC		50366519	43

PRC		55127695	1

PRC		55146919	3

PRC		55139610	9

PRC		55134787	10

PRC		55132744	35

PRC		55140311	41

PRC		55141993	43

PRC		55132362	5

PRC		55155215	30

PRC		55140329	42

PRC	鲲之味	57843237	21

PRC	鲲之味	63933981	29

PRC	鲲之味	63920505	31

PRC	鲲之味	63919828	33

PRC	鲲之味	63906792	35

PRC	鲲之味	63919846	40

PRC	鲲品汇	63930097	5

PRC	鲲品汇	63933981	29

PRC	鲲品汇	63921829	30

PRC	鲲品汇	63920505	31

PRC	鲲品汇	63922453	32

PRC	鲲品汇	63919828	33

PRC	鲲品汇	63906792	35

PRC	鲲品汇	63919846	40

PRC	鲲之健	66800246	5

PRC	鲲之舱	67366839	10

PRC	鲲之舱	67355365	29

PRC	鲲之舱	67359940	30

PRC	鲲之舱	67374685	31

PRC	鲲之舱	67363338	43

PRC	鲲之舱	67375399	44

PRC	诺亚之舱	67241922	10

PRC	诺亚之舱	67357207	29

PRC	诺亚之舱	67253976	30

PRC	诺亚之舱	67366831	31

PRC	诺亚之舱	67251066	43

PRC	鲲知健医养馆	74353502	10

PRC	鲲知健医养馆	74372921	44

We regard our copyrights and our trademarks important to our success and our competitive position.

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers; we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of presenting the compensation costs of our in-house technology team as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the years ended September 30, 2024 and 2023.

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

As of the date of this Annual Report, neither the Company nor any of its subsidiaries or it’s VIE have been denied any permissions or approvals.

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

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments), the final version of which went into effect on January 1, 2025. The Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

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

We currently have less than one million registered users on our digital platform and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but as the number of our online registered users is far less than one million, we do not believe that we are required to apply for a cybersecurity review under the Cybersecurity Review Measures or the Regulations on Network Data Security. Although we believe we currently are not required to obtain clearance from the CAC under the Cybersecurity Review Measures, the Regulations on Network Data Security, or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the Regulations on Network Data Security.

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

Licensed items: Internet hospital services based on physical hospitals; Medical services; The third type of medical device management; Medical device Internet information service; Internet live broadcast technical services; Internet information services; Electronic authentication services; Drug Internet information service; Information network dissemination of audiovisual programs; Call center (For projects subject to approval according to law, business activities can only be carried out after approval by relevant departments, and the specific business projects shall be subject to the approval results)

King Eagle (Hangzhou)’s business license was issued on July 18, 2024. The business scope includes general items: technical service, technology development, technology consultation, technology exchange, technology transfer, technology promotion; Information technology consulting services; Internet sales (except sales of goods that require a license); Sales of daily chemical products; Sales of electronic products; Network technology services; Disinfectant sales (without hazardous chemicals); Sales of agricultural and sideline products; Sales of personal hygiene products; Cosmetics wholesale; Cosmetics retail; Daily necessities sales; Daily necessities wholesale; Software sales; Health consultation services (excluding medical services); TCM health care services (non-medical); Remote health management services (except for the items that need to be approved according to law, independently carry out business activities according to law with the business license). Licensed items: life beauty service; Hairdressing services; The second type of value-added telecommunication services; Category I value-added telecommunications services (For projects subject to approval according to law, business activities can only be carried out after approval by relevant departments, and the specific business projects shall be subject to the approval results).

KP (Shandong)’s business license was issued on April 7, 2024. The business scope includes general items: health consulting services (excluding diagnosis and treatment services); Food sales (pre-packaged food only); Retail of edible agricultural products; General merchandise sales; Hardware products retail; Sales of daily necessities; Technical service, technology development, technology consultation, technology exchange, technology transfer, technology dissemination; Data processing services; Software development; Conference and exhibition services; Advertising production; Advertising design, agency; Advertising release; Information consulting services (excluding licensed information consulting services); Information technology consulting services; Marketing planning; Etiquette service; Professional design services; Camera and video production services; Graphic design and production; Daily necessities sales; Retail of computer hardware, software and auxiliary equipment; Stationery retail; Wholesale of arts and crafts and collectibles (except ivory and its products); Sales of electronic products; Health food (pre-packaged) sales; Sales of formula food for special medical purposes; The second category of medical device sales; Cosmetics retail; Apparel retail; Needle textile sales; Sales of household appliances; Jewelry retail; Sales of plastic products; Automobile decoration supplies sales; Daily sales of wood products; Sales of personal hygiene products; Paper products sales; Sales of maternal and infant products; Marketing of sanitary and single-use medical supplies; Sales of hair accessories; Rubber products sales; Sales of needle textiles and raw materials; Sales of labor protection products; Shoes and hats retail; Sanitary ware sales; Retail of kitchenware and household goods; Sales of daily chemical products; Sales of sanitary ceramic products; Sales of watches and timing instruments; Sales of glasses (excluding contact lenses); Metal tool sales; Sales of arts and crafts and ceremonial articles (except ivory and its products); Food detergent sales; Gift flower sales; Daily masks (non-medical) sales; Sales of household goods; Enamel products sales; Retail of household appliances; Sales of non-electric household appliances; Bamboo products sales; Food with plastic packaging container tool products sales; Office supplies sales; Home audio-visual equipment sales; Furniture sales; Sales of adult sex toys (excluding drugs and medical devices); Internet sales (except sales of goods that require a license); Organizing cultural and artistic exchange activities; Internet equipment sales; Internet data services; Single-use commercial prepaid card agent sales. (Except for the projects subject to approval according to law, independently carry out business activities according to law with the business license) Permitted projects: Category I value-added telecommunications business; The second type of value-added telecommunication services; The third type of medical device management; Pharmaceutical retail; Food Internet sales; Internet information services; Internet live broadcasting technology services. (In accordance with the law to be approved by the project, after the approval of the relevant departments can carry out business activities, specific business projects in the relevant departments of the approval documents or license shall prevail) Kun Zhijian (Shandong) Health Management Co., Ltd. has one branch office in Hangzhou.

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

Employees

Currently, we have a total of 34 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
IT	6
Finance	4
Sales and Marketing	4
General Affairs	7
General Service	3
Listing	2
General and Administrative	5
Planning	3
Total	34

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

The auditor’s report on the audited consolidated financial statements of the Company included in this Annual Report include a paragraph that indicates that they were prepared assuming that we would continue as a going concern. As of September 30, 2024, the Company incurred cash inflows from operating activities of $17,880, a net loss of $1,991,747 and negative working capital of $7,997,902; as of September 30, 2023, the Company incurred cash outflows from operating activities of $427,030, a net loss of $2,149,213, and negative working capital of $5,523,743These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers through Kun Zhi Jian, an online platform launched in October 2022, streamlining its overhead costs, and, as necessary, obtaining financing or capital funding from its stockholders or directors. In addition, in November 2023, the Company launched the Kun Zhi Jian Mini Program through which it offers health screening and monitoring at the Kun Zhi Jian customer service center and promotes and sells health care supplements and products to its customers and members. Management may seek additional funds, primarily through the issuance of equity securities for cash or through loans from our officers and controlling stockholders, to operate our business. Management estimates that additional capital will be necessary to support our operations and growth.

We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

The Company incurred a net loss of $1,991,747 and $2,149,213, for the years ended September 30, 2024 and 2023, respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we will be able to achieve profitability in the short-term or long-term. The Company focus on increasing its revenue through the sale of health care products and equipment service from card-operated health screening equipments on its new online platform, Kun Zhi Jian and Kun Zhi Jian Mini Program, and promoting its own brand of preventive health care related products to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash and loans from our officers and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

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

Therefore, we do not expect that the virus will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity if it should arise again in Asia. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. administration has advocated for and taken steps toward restricting trade in certain goods, particularly from China. From 2018 to late 2019, the United States announced several tariff increases that applied to products imported from China, totaling over US$550 billion. By the end of 2019, the two countries had reached a phase one trade deal to roll back tariffs and suspend certain tariff increases by the United States that were scheduled to take effect from December 2019, and in January 2020, the two sides entered into a formal phase one agreement on trade. The progress of trade talks between China and the United States is subject to uncertainties, and there can be no assurance as to whether the United States will maintain or reduce tariffs or impose additional tariffs on Chinese products in the near future. Furthermore, in August 2019, the U.S. Treasury Department labeled China as a currency manipulator, which label was officially dropped by the U.S. Treasury Department in January 2020. However, it is uncertain whether the U.S. government may issue any similar announcements in the future. As a result of such announcement, the United States may take further actions to eliminate perceived unfair competitive advantages created by alleged manipulating actions. Changes to national trade or investment policies, treaties and tariffs, fluctuations in exchange rates, or the perception that these changes could occur could adversely affect the financial and economic conditions in China, as well as our future international and cross-border operations, our financial condition, and our results of operations.

Our business is dependent on King Eagle VIE and operations in China, and marketing and selling health-related products, and any inability to obtain products or market and sell such products could have a material adverse effect on our business, operating results and financial condition.

We focus on health-related products and services. Kun Zhi Jian and Kun Zhi Jian Mini Program are designed to enable health-related products to be sold by us and by third parties. Substantially all of our current and future operations are expected to be located in China.. This concentration exposes us to risks associated with doing business globally. The political, legal and cultural environment in China is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

There are quotas and trade restrictions on certain categories of goods and apparel from China and countries that are not subject to the World Trade Organization Agreement, which could have a significant impact on our sourcing patterns in the future. In addition, political uncertainty, including the election of President Trump, in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, potentially involving trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in Asia and elsewhere around the world. We cannot predict whether any of our health related products will be subject to additional trade restrictions imposed by the United States and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions. Future trade restrictions, including increased tariffs imposed by the Trump administration, or quotas, embargoes, safeguards and customs restrictions against apparel items could increase the cost, delay shipping or reduce the supply of apparel available to us or may require us to modify our current business practices, any of which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, the potential for a second wave of the coronavirus pandemic breaking out in China, and the uncertainty in relation to same, could impair our ability to obtain our health-related products in that region or to obtain such products at marketable rates, particularly if additional quarantine and travel restrictions result in the closure of the businesses and/or factories in which our current health-related products are manufactured. Such events may result in the need for us to consider and establish relationships with other third parties in different countries from which to source our inventory of health related products and could have a material adverse effect on our business, operating results and financial condition.

Political and economic problems in a single country are increasingly affecting other markets and economies, and a continuation of this trend could adversely affect global economic conditions and world markets. Uncertainty and volatility in the financial markets and political systems of the U.S. or any other country, including volatility as a result of the ongoing conflicts between Russia and Ukraine, Israel and Hamas and the rapidly evolving measures in response, may have adverse spill-over effects into the global financial markets generally. International trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Asia. Interruptions in international relationships or the rapidly evolving conflict between Russia and Ukraine, Israel and Hamas and trade disputes such as the current trade negotiations between the U.S. and China, including the possibility of future tariffs imposed by the Trump administration, could result in changes to our commercial operations, or otherwise affect our ability to do business. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

Russia’s military conflict in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets. Although our business does not have any direct exposure to Russia or the adjoining geographic regions, the extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the war in Ukraine and the Israel-Hamas war, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential customers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. Any resulting adverse effects to our customers’ liquidity or financial performance could reduce the demand for our products or affect our allowance for collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.

In addition, the United States is considering ways to limit U.S. investment portfolio flows into China. Under pressure from U.S. administration officials, including the upcoming Trump administration,. China-based companies, including us, may become subject to executive orders or other regulatory actions that may, among other things, prohibit U.S. investors from investing in these companies and delist the securities of these companies from U.S. exchanges. As a result, U.S. and certain other persons may be prohibited from investing in the securities of our Company, whether or not they are listed on U.S. exchanges. For example, in November 2020, the U.S. administration issued U.S. Executive Order 13959, prohibiting investments by any U.S. person in publicly traded securities of certain Chinese companies that are deemed owned or controlled by the Chinese military. In May 2021, the American depositary shares of China Telecom, China Mobile, and China Unicom were delisted from the NYSE to comply with this executive order. In June 2021, the U.S. administration expanded the scope of the executive order to Chinese defense and surveillance technology companies. Geopolitical tensions between China and the United States may intensify and the United States may adopt even more drastic measures in the future.

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

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security. The final version took effect on January 1, 2025. The Regulations on Network Data Security provide that data processors refers to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

We currently have less than one million registered users on our digital platform and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but the number of our online registered users is far less than one million. As a result, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review or the Regulations on Network Data Security. Nevertheless, the Measures for Cybersecurity Review or the Regulations on Network Data Security may be subject to further changes Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cybersecurity Review, the Regulations on Network Data Security, or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the Regulations on Network Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from a competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

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

If our PRC subsidiary or consolidated affiliated entity are found incompliant with the employment and social security, taxation, marketing, telecommunication, or other rules of China, they may face penalties imposed by the PRC government.

Our PRC subsidiary and consolidated affiliated entity failed to strictly comply with PRC laws and regulations to contribute towards social insurance premium and housing fund on behalf of their employees, as required by the applicable laws and regulations. We may be required by relevant authorities to make up the shortfall of social insurance premium and housing fund. Although we have made efforts to settle tax payables and take compliance measures, if any PRC government authority takes the position that there is non-compliance with the taxation, marketing, telecommunication, or other rules by our PRC subsidiary or consolidated affiliated entity, they may be exposed to penalties from PRC government authorities, in which case the operation and financial conditions of our PRC subsidiary or consolidated affiliated entity may be adversely affected.

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

ITEM 1C. CYBERSECURITY

The Company has adopted a cybersecurity policy (the “Cybersecurity Policy”) governing the establishment and application of certain procedures and safeguards to identify potential cybersecurity risks and, in the event of a cybersecurity breach, the protocol for disclosing to the Securities and Exchange Commission, including possible remedies. The members of the Board of Directors reviews cybersecurity risk as part of our overall risk-management program. This ensures that cybersecurity risk management remains a meaningful priority in our business strategy and operations. Our risk management strategy for cybersecurity generally includes:

1.	Identification: We aim to proactively identify the manners in which our business could be materially impacted by cybersecurity risks including:

1.	Cybersecurity Incidents – an unauthorized occurrence on or conducted through its information system that jeopardizes the confidentiality, integrity, or availability of its information systems or any information residing therein
2.	Cybersecurity Threats – any potential occurrence that may result in an unauthorized effort to adversely affect the confidentiality, integrity, or availability of its information systems or any information residing therein.

2.	Assessment: We periodically assess our risks relating to cybersecurity threats, including risks relating to our reliance on third parties. In so doing, we consider the likelihood and impact that could result from the manifesting of such risks, together with the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks, together with the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks, including evaluating and if available obtaining cyber liability insurance, and aligning such cyber-risk management policies with the Company’s business needs by integrating cyber-risk analysis into significant business decisions.

3.	Management: If deemed appropriate, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures, including annual cybersecurity awareness training emphasizing the use of strong passwords on all systems and aligning cyber-risk management policies with the Company’s needs by integrating cyber-risk analysis into significant business decisions and ensuring that the Company’s organization structure supports such cybersecurity goals.

4.	Evaluation: If a cybersecurity breach occurs, the Board of Directors and/or the Audit Committee will determine whether the incident or threat is “material” (.i.e. is there a substantial likelihood that a reasonable shareholder would consider it important in making an investment decision or if it would have significantly altered the “total mix” of information made available?), assessing among other factors potential or actual financial impacts, reputational damage, and operational disruptions.

5.	Report: Establish and monitor an incident response approach requiring our Chief Financial Officer to report to us, the full Board of Directors, and legal counsel any cybersecurity concerns or events.

6.	Disclosure: To ensure compliance with SEC requirements and maintain overall stakeholder confidence in the Company, all material and known facts regarding the cybersecurity breach will be recorded, including their nature, scope, and financial implications; and a Form 6-K will be prepared and filed within four (4) business days after the determination that a “material” cybersecurity incident has occurred.

We presently do not engage third parties to assist with evaluating the effectiveness of our risk-management and cybersecurity practices. The Company did not have any material cybersecurity breaches during the year ended September 30, 2024.

As soon as the Board of Directors authorizes the creation of an audit committee comprised of our three independent non-executive directors, and adoption of an audit committee charter, the Audit Committee will be the governance body involved in, and ultimately responsible for, cybersecurity oversight. They will generally coordinate with our Chief Financial Officer in this regard. If needed, the full Board would be updated on cybersecurity risks and incidents. As of the date of this Annual Report, the members of the Board of Directors currently None of our directors on the Audit Committee nor our Chief Financial Officer have particular experience in cybersecurity matters. See “Item 10. Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors.”

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

Leased Real Property

King Eagle (China), King Eagle VIE, and King Eagle (Huai’an) entered into multiple lease arrangements in Beijing, the PRC, for their office spaces which they believe are adequate and suitable for their current operations:

Entity	Description of Use	Leased Square Meters	Location
King Eagle (China), King Eagle (Huai’an)	Office space	970.0	Chaoyang District, Beijing, PRC

King Eagle VIE	Office space	146.0	Chaoyang District, Beijing, PRC

King Eagle VIE	Office space	450.0	Gongshu District, Hangzhou, PRC

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

	High(1)	Low(1)
Fiscal Year 2024
First quarter ended December 31, 2023	$0.145	$0.145
Second quarter ended March 31, 2024	$0.1142	$0.1142
Third quarter ended June 30, 2024	$0.109	$0.1088
Fourth quarter ended September 30, 2024	$0.125	$0.125

Fiscal Year 2023
First quarter ended December 31, 2022	$0.268	$0.1201
Second quarter ended March 31, 2023	$0.439	$0.175
Third quarter ended June 30, 2023	$0.31	$0.2154
Fourth quarter ended September 30, 2023	$0.2765	$0.0946

(1) Derived from https://www.nasdaq.com/market-activity/stocks/kpea/historical.

Holders

As of December 15, 2024, there were 24 registered holders of record of our common stock.

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

As of September 30, 2024, the Company has not adopted any equity compensation plan.

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

On May 17, 2021, we entered into a share exchange agreement (“Share Exchange Agreement”) with (i) KP International Holding, a limited liability company incorporated in the British Virgin Islands on April 20, 2021; and (ii) the five members of KP International Holding to acquire all the issued and capital stock of KP International Holding in exchange for the issuance to those members of an aggregate of 34,158,391 shares of our common stock (“Reverse Acquisition”). Pursuant to the terms of the Exchange Agreement, and as a condition to the completion of the transactions contemplated by the Share Exchange Agreement, the Company also agreed to enter into an agreement with Wenhai Xia (“the Stockholder”), to cancel an aggregate of 15,535,309 shares of the Company’s common stock owned by the Stockholder. The Reverse Acquisition was closed on May 17, 2021. None of the KP International Holding stockholders was a U.S. Person (as that term is defined in Regulation S of the Securities Act of 1933) and KP International Holding acquired our shares in the Reverse Merger outside of the United States.

In issuing these securities to KP International Holding’s stockholders, we relied upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the SEC. Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it was not a U.S. Person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of any U.S. Person, agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration, and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. Kun Zhi Jian and Kun Zhi Jian Mini Program are designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fulfill customer orders through our outsourced networks. As of January 10, 2024, September 30, 2023, and September 30, 2022, King Eagle Mall had approximately 5,669, 5,669, and 15,077 members, respectively. King Eagle Mall’s membership declined during the year ended September 30, 2023 because the Company focused on promoting and selling products on Kun Zhi Jian, the new online platform, and some of the members of King Eagle Mall switched to Kun Zhi Jian and Kun Zhi Jian Mini Program.

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

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Consolidated Financial Statements for the fiscal year ended September 30, 2024 included in this Annual Report.

As of the date of this Annual Report, there have been no distributions or dividends by any of our direct or indirect subsidiaries to the Company. The Company has not declared any dividends or made any distributions to its shareholders, and we do not anticipate declaring a dividend in the foreseeable future. No assets other than cash are transferred within our organization. For more details, please see our “Consolidated Financial Statements” and the “Condensed Consolidating Schedule” on page 21.

Financial Operations Overview

Results of Operations for the years ended September 30, 2024 and 2023

	For the years ended September 30,
	2024		2023
	Amount	% of revenue	Amount	% of revenue
Revenues	$2,078,741	100.0%	$3,917,335	100.0%
Cost of revenues	605,638	29.1	433,221	11.1
Gross profit	1,473,103	70.9	3,484,114	88.9
Operating expenses:
General and administrative expenses	1,818,877	87.5	2,416,372	61.7
Selling expense	1,655,024	79.6	3,316,631	84.7
Total operating expenses	3,473,901	167.1	5,733,003	146.4
Loss from operations	(2,000,798)	(96.3)%	(2,248,889)	(57.5)
Other income, net	11,538	0.6	99,676	2.5
Loss before income taxes	(1,989,260)	(95.7)	(2,149,213)	(55.0)
Income tax expense	2,487	0.1	-	-
Net loss	$(1,991,747)	(95.8)%	$(2,149,213)	(55.0)%

Revenues

For the years ended September 30, 2024 and 2023, revenues amounted to $2,078,741 and $3,917,335, respectively. We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) on gross sales.

The following table presents revenues disaggregated by customer type for the years ended September 30, 2024 and 2023:

	For the years ended September 30,
	2024	2023

Retail	$1,373,016	$122,712
Wholesale	2,164	3,794,623
Equipment service revenue	630,177	-
Technical service revenue	36,027	-
Commission revenue	2,954	-
Training revenue	34,403	-
Total	$2,078,741	$3,917,335

We recogized the revenue of retail and wholesales upon completion of delivery to the customers. Our retail revenue primarily included: (i) the sale of consumer health care and health-related household products to our customers via our online platform, King Eagle Mall, Kun Zhi Jian and Kun Zhi Jian Mini program, which was launched in July 2020, October 2022 and November 2023 respectively; (ii) the sales of prepaid cards for medical consultation and usage of card-operated health screening equipments in customer service center and online.

Our wholesale revenue was derived from our online platform, Kun Zhi Jian, which was launched in October 2022. Besides selling retail products, this online platform also focuses on promoting and selling our own brand of preventive health care related products, such as the thermal therapy cabin, to our wholesalers.

We have developed more revenue streams for the year ended September 30, 2024: (i) commission revenue, generating through the Mini Program by selling health care instruments on behalf of third parties on a commission basis; (ii) equipment service revenue, generating through providing cards for medical consultation service online and selling prepaid cards to our customers for the use of card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center; (iii) training revenue, generating through offering training program provided by a local health care service team; and (iv) technical service revenue, generating through promoting vendors’ products or businesses on online platform.

We recognized commision revenue upon the completion of delivery of the sales order to the end customer. We recognized the equipment service revenue upon the completion of medical consultation service and consuming the prepaid cards. We recognized training revenue upon completion of training sessions by our customers. We recognized technical service revenue upon the completion of promoting vendors’ products or businesses on our platform.

Compared to the year ended September 30, 2023, we generated $1,838,594 or 46.93% lower revenue for the same period in 2024 due to the substantially sharp decrease in Wholesale. When our new online platform, Kun Zhi Jian, was launched in October 2022, we refocused on selling dietary supplements, prepaid health screening cards, and physiotherapy equipment to our retail customers.

Cost of revenue

Our cost of revenue for the year ended September 30, 2024 was $612,326, $179,105 or 41.34% increase over our cost of revenue for the year ended September 30, 2023 of $433,221. This primarily included the purchase of consumer health care and health related household products from our suppliers and payments of training fees to our third-party trainers.

The following table presents our cost of revenue disaggregated by customer type, retail and wholesale, for the years ended September 30, 2024 and 2023:

	For the years ended September 30,
	2024	2023

Retail	$324,770	$51,337
Wholesale	1,152	381,884
Equipment service	259,353	-
Technical service	-	-
Commission	-	-
Training	20,363	-
Total	$605,638	$433,221

During the year ended September 30, 2024, we made our retail product sales through our King Eagle Mall and Kun Zhi Jian Mini Program. We also offered equipment service and training through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

We incurred a higher cost of revenue related to our retail revenue and equipment service revenue for the year ended September 30, 2024 compared to the same period in 2023 because we generated significantly retail revenue volume and amount from King Eagle Mall and equipment service revenue from selling prepaid cards during the year ended September 30, 2024 as discussed above.

Gross profit

	For the years ended September 30,
	2024	2023

Retail	$1,048,246	$71,375
Wholesale	1,012	3,412,739
Equipment service	370,824	-
Technical service	36,027	-
Commission	2,954	-
Training	14,040	-
Total	$1,473,103	$3,484,114

For the years ended September 30, 2024 and 2023, our gross profit related to our retail sales amounted to $1,048,246, or 76.3%, and $71,375, or 58.2%. respectively. Our gross profit or margin for the retail business of King Eagle Mall for the year ended September 30, 2024 was significantly higher than that for the same period in 2023. Our retail revenue amount increased in the current period as we put up the retail price for our products and lauched Kun Zhi Jia Mini Program in November 2023.

The gross profit and margin for our wholesale business of Kun Zhi Jian for the year ended September 30, 2024 and 2023 was $1,012, or 46.8%, and $3,412,739, or 89.9%, respectively. When our online platform, Kun Zhi Jian and Kun Zhi Jian Mini Program, was launched in October 2022 and November 2023, we refocused on selling dietary supplements, prepaid health screening cards, and physiotherapy equipment to our retail customers. Accordingly, the gross margin of our wholesale business line shrank during the year ended September 30, 2024.

The gross margins for our commission, equipment service, technical service, and training for year ended September 30, 2024 were 100%, 58.8%, 100.0%, and 40.8%, respectively. As we introduced these four additional revenue streams in or after November 2023, the gross margins for these four revenue streams were nil for the same period in 2023.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the years ended September 30, 2024 and 2023, our total operating expenses were $3,473,901 and $5,733,003, respectively. The reduction in operating expenses for the year ended September 30, 2024 compared to the year ended September 30, 2023 was primarily due to the reductions in both selling expenses and in general and administrative expenses

General and administrative expenses

General and administrative expenses for the years ended September 30, 2024 and 2023 were $1,818,877 and $2,416,372, respectively. Our general and administrative expenses for the years ended September 30, 2024 and 2023 were comprised of the following:

	For the years ended September 30,
	2024	2023

Employee compensation and benefit	$634,873	$578,490
Rent fee and building management	309,832	317,887
Office supplies and meeting	41,312	43,179
Professional services fee	429,450	729,290
Business registration	6,617	25,348
Travel, transportation and gasoline	121,930	99,567
Meals and entertainment	171,216	218,426
Impairment of a related party receivable	-	318,999
Impairment of goodwill	8,412	-
Depreciation and amortization	72,718	57,424
Repair and maintenance	625	-
Others	21,892	27,762
Total	$1,818,877	$2,416,372

The decrease in general and administrative expenses during the year ended September 30, 2024 by $597,495 was triggered by decreases in impairment for a prepayment of $318,999, professional service fees of $299,840 and meals and entertainment of $47,210 offset by an increase in Employee compensation and benefit of $56,383. The impairment of goodwill was $8,412 for the year ended September 30, 2024 and the significant decrease in professional service fees of $299,840 results from the decreased need for professional services after the four additional lines of business were established in November 2023.

Selling expenses

Our selling expenses, which were primarily incurred by our sales and marketing department, for the years ended September 30, 2024 and 2023 were $1,655,024 and $3,316,631, respectively. Compared to the year ended September 30, 2023, our selling expenses for the year ended September 30, 2024 declined by $1,661,607 , or 50.1%.

Our selling expenses included the following:

	For the years ended September 30,
	2024	2023

Service agents	$1,103,031	$2,362,078
Employee compensation and benefit	288,193	254,165
Office supplies and meeting	172,134	203,645
Customer services	-	40
Travel, transportation and gasoline	42,156	72,736
Meals and entertainment	6,031	357,292
Depreciation and amortization	28,733	3,106
Advertising	14,746	63,569
Total	$1,655,024	$3,316,631

The significant decrease in selling expenses for the year ended September 30, 2024 was primarily driven by a decrease in service agent fees of $1,259,047 as marketing and promotional service fees to our service agents declined significantly. Additionally, our meals and entertainment expense decreased by $351,261 as we launched fewer small scale promotional and marketing activities in the year ended September 30, 2024 in the same period in 2023.

Other income, net

Other income primarily included bank interest income, government grants, investment loss from associate and foreign exchange gain or loss. Our other net income for the years ended September 30, 2024 and 2023 was $11,538 and $99,676, respectively. During the year ended September 30, 2024 and 2023, we recognized government grants of $31,925 and $98,667 respectively. Our company recognized $12,426 investment loss of associate for the years ended September 30, 2024.

Other income, net included the following:

	For the years ended September 30,
	2024	2023

Interest expense for finane lease	$6,253	$-
Investment loss on associate	12,426	-
Exchange loss and others	1,708	-
Other expense	20,387

Government grants	31,925	98,667
Exchange gain and others	-	1,009
Other income	31,925	99,676

Other income, net	$11,538	$99,676

Income tax expense

For the year ended September 30, 2024 and the year ended September 30, 2023, the income tax expense of the Company was $2,487 and nil respectively. The income tax expense, incurred for the year ended September 30, 2024, was attributed to the profit made by Kun Zhi Jian (Huai’an). Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

Net Loss

As a result of the factors discussed above, for the years ended September 30, 2024 and 2023 our net loss amounted to $1,991,747 and $2,149,213, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain of $247,327 and loss of $147,374 for the years ended September 30, 2024 and 2023, respectively. This non-cash gain had the effect of decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our net loss after income taxes, we had a comprehensive loss for the years ended September 30, 2024 and 2023 of $2,218,663 and $2,001,839, respectively.

Liquidity and Capital Resources

As of September 30, 2024 and 2023, we had cash and cash equivalents balances of $82,184 and $457,580, respectively.

For the year ended September 30, 2024, net cash provided by operating activities totaled $17,880. Operating cash inflow was mainly attributable to an increase in trade payable from related party of $2,297,676, other payable from related party of $3,000,802, other payable and accrual of $80411 and inventory of $93,335, mostly offset by our net loss of $1,991,747, a decrease in trade payable of $1,802,456 and advances from customers of $1,607,612.

Net cash used in investing activities totaled $348,998 and was related to purchase of property, plant and equipment of $320,498 and long-term investment in of $28,500 in cooperative enterprise during the year ended September 30, 2024.

For the year ended September 30, 2024, net cash used in financing activities totaled $54,769 and primarily related to $125,291 payment of finance lease liabilities, partially offeset by a $70,522 capital contribution from a shareholder of King Eagle (Tianjin).

The effect of exchange rate change on cash totaled $10,491 for the year ended September 30, 2024. The resulting change in cash for the period was a decrease of $375,396.

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

	For the years ended September 30,
	2024	2023

Net cash provided by (used in) operating activities	$17,880	$(427,030)
Net cash used in investing activities	(348,998)	(606)
Net cash used in (provided by) financing activities	(54,769)	644,803
Effect of exchange rate change on cash	10,491	(26,718)
Total net change in cash and cash equivalents	$(375,396)	$190,449

The following table sets forth a summary of changes in our working capital as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Current Assets	$548,518	$661,947
Current Liabilities	8,546,420	6,185,690
	$(7,997,902)	$(5,523,743)

We require cash of approximately $8.0 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of September 30, 2024, we had received customer advances in the amount of approximately $0.6 million. We anticipate that the majority of the revenue will be recognized in fiscal year 2025. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had an approximately $0.3 million commitment related to purchase and service agreements as of September 30, 2024. See “Contractual Obligations and Other Commitments” on page 87.

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

Going Concern Consideration

The financial statements included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. As of September 30, 2024, the Company experienced cash inflows from operating activities of $17,880, incurred a net loss of $1,991,747, and had negative working capital of $7,997,902. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its overhead costs. For example, it reduced lease payments and decreased office supplies expense. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers through Kun Zhi Jian, an online platform launched in October 2022, streamlining its overhead costs, or obtaining financing or capital funding from its stockholders or directors. In November 2023, the Company launched Kun Zhi Jian Mini Program. The Company leveraged the health care expertise and technology with local health care service providers, offered health screening and monitoring at the Kun Zhi Jian customer service center, and promoted health care supplements and products to its customers and members. However, the Company cannot provide any assurance that it will be able to increase revenue, or that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2024:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$244,243	$44,887	$-	$-	$289,130
Finance lease obligations	205,103	77,848	-	-	282,951
Purchase and service agreements	4,987	-	-	-	4,987
Total contractual obligations	$454,333	$122,735	$-	$-	$577,068

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2024 and 2023 include the collectability of receivables, the useful lives of long-lived assets, goodwill and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

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

Non-controlling interests

For the Company’s non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive income (loss). Cash flows related to transactions with non-controlling interests are presented under financing activities in the consolidated statements of cash flows.

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in the British Virgin Islands uses the U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation.” Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain amounted to $200,368 and $426,741 for the years ended September 30, 2024 and 2023, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2024 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8127	7.2043

As of September 30, 2024 (Closing Rate)	7.7693	7.0176
United States dollar ($1)

For the year ended September 30, 2023 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8310	7.0553

As of September 30, 2023 (Closing Rate)	7.8308	7.2960
United States dollar ($1)

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions, and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of September 30, 2024 and 2023, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards and detection kits. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of September 30, 2024, there was no inventory located at third party warehouse.

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

Intangible Assets

Intangible assets represent the licensing cost for trademark registrations. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over estimated useful lives and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2024 and 2023.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2024 and 2023, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipate the majority of the revenue will be recognized in fiscal year 2025. Management agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers; we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on our Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the years ended September 30, 2024 and 2023.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the years ended September 30, 2024 and 2023 were $1,655,024 and $3,316,631, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the years ended September 30, 2024 and 2023, we recorded marketing and promotional service fees to our service agents in an amount of $1,655,024 and $2,362,078, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As September 30, 2024 and 2023, $69,484 (RMB487,611) and $428,088 (RMB3,123,333), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See our commitments and contingencies in Note 13 under Item 8, Financial Statements and Supplementary Data. In meeting its liquidity requirements, the Company focus on increasing its revenue through the sale of health care products and equipment service from card-operated health screening equipments on its new online platform, Kun Zhi Jian and Kun Zhi Jian Mini Program, and promoting its own brand of preventive health care related products to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2024, and 2023.

For the year ended September 30, 2024, four vendors accounted for 34%, 14%, 14% and 10% of the Company’s total cost of sales.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 through F-45, which appear at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable. There have been no changes in or disagreements with the Company’s principal independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the fiscal year ended September 30, 2024, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective in insuring that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2024, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Mr. Richun Zhuang	60	Chief Executive Officer and Director

Ms. Yuanyuan Zhang	43	Chief Financial Officer

Ms. Chengyuan Li	37	Director

Ms. Lili Zhang	40	Non-Executive Independent Director

Ms. Lingya Jia	32	Non-Executive Independent Director

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

Ms. Lili Zhang, Non-Executive Independent Director

Ms. Zhang has 14 years of experience in the high-end international financial planning industry through which she has developed an expertise in private placement, asset allocation, trust, insurance, and other industries. Currently, Ms. Zhang is employed as an assistant to the president of America Great Health co-managing important issues.

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

Audit committee charter. At the time the Board of Directors creates an audit committee and approves and adopts an audit committee charter (the “Proposed Audit Committee Charter”), the Board of Directors will include a provision in the Proposed Audit Committee Charter regarding the previously approved and adopted Cybersecurity Policy. The Board of Directors will further approve that the Audit Committee will have full authority and powers to implement the Cybersecurity Policy. The Audit Committee Charter will provide the members of the Audit Committee with authorization and authority to conduct continuous analysis of and review for any potential cybersecurity risks as part of the Company’s overall risk management program and to create a cyber-resilient organization, which will contribute to the value preservation of the Company. The Audit Committee Charter will further provide authority and responsibility to the members of the Audit Committee to: (i) understand the economic drivers and impact of cyber risk, including the financial impact to our Company; (ii) align cyber-risk management policies with our business needs by integrating cyber-risk analysis into significant business decisions; (iii) ensure our organizational structure supports cybersecurity goals; (iv) incorporate cybersecurity expertise into board governance; (v) to determine the “materiality” of any cyber incident or threat; and (vi) to ensure compliance with Regulation S-K Item 16(b)(1) and Item 16(K) of Form 20F to allow our shareholders and investors to ascertain our cybersecurity practices with sufficient detail to understand our cybersecurity risk profile including the preparation and filing of a Form 6-K within four (4) business days after the determination that a “material” cybersecurity incident has occurred.

As of the date of this Annual Report, the members of the Board of Directors are conducting the continuous analysis or and review for any potential cybersecurity risks as part of our overall risk management program.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to the Company for the three fiscal years ended September 30, 2024, 2023, and 2022 by each of the following named executive officers and directors.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Performance Award		Stock Options	Total Annual

Mr. Richun Zhuang, CEO(1)	Fiscal year ended September 30, 2024	$31,800		$-	$-	$31,800
	Fiscal year ended September 30, 2023	$8,507		$-	$-	$8,507
	Fiscal year ended September 30, 2022	$-		$-	$-	$-

Ms. Xiangyi Mao, CEO(2)	Fiscal year ended September 30, 2024	$-		$-	$-	$-
	Fiscal year ended September 30, 2023	$-		$-	$-	$-
	Fiscal year ended September 30, 2022	$5,589		$-	$-	$5,589

Ms. Yuanyuan Zhang, CFO(3)	Fiscal year ended September 30, 2024	$28,716	$		$-	$28,716
	Fiscal year ended September 30, 2023	$15,312		$4,299	$-	$19,611
	Fiscal year ended September 30, 2022	$24,932		$-	$-	$24,932

Mr. Yanlu Li, Vice President(4)	Fiscal year ended September 30, 2024	$-		$-	$-	$-
	Fiscal year ended September 30, 2023	$-		$-	$-	$-
	Fiscal year ended September 30, 2022	$22,223		$-	$-	$22,223

Ms. Lili Zhang, Non-Executive Independent Director(5)	Fiscal year ended September 30, 2024	$9,600		$-	$-	$9,600
	Fiscal year ended September 30, 2023	$-		$-	$-	$-
	Fiscal year ended September 30, 2022	$800		$-	$-	$800

Ms. Lingya Jia, Non-Executive Independent Director(6)	Fiscal year ended September 30, 2024	$9,600		$-	$-	$9,600
	Fiscal year ended September 30, 2023	$-		$-	$-	$-
	Fiscal year ended September 30, 2022	$800		$-	$-	$800

(1)	Mr. Richun Zhuang was appointed Chief Executive Officer of the Company on December 1, 2021.

(2)	Mrs. Xiangyi Mao joined King Eagle VIE as Chief Executive Officer on November 3, 2020. She was appointed Chief Executive Officer of the Company on April 20, 2021. She resigned from both positions on November 30, 2021.

(3)	Ms. Yuanyuan Zhang joined King Eagle (China) as Executive Vice President on July 10, 2020, and was appointed as Chief Financial Officer of the Company on April 20, 2021.

(4)	Mr. Yanlu Li joined King Eagle (China) on June 1, 2020, as Chief Executive Officer. He became Vice President of the Company on April 20, 2021. He resigned from both positions on June 15, 2022.

(5)	Mrs. Lili Zhang was appointed a Non-Executive Independent Director of the Company as of August 25, 2022.

(6)	Ms. Lingya Jia was appointed a Non-Executive Independent Director of the Company as of August 25, 2022.

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

There were no outstanding equity awards for the fiscal year ended September 30, 2024.

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

As of the date of this Annual Report, only our non-executive independent directors have received compensation for their service on the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Annual Report by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K); and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is c/o Kun Peng International Ltd., 1F, Building 3, No 1001 Huihe South Street, Banbidian Village, Gaobeidian Town, Chaoyang District, Beijing, PRC.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)	Percentage of Total Common Equity(2)
Mr. Richun Zhuang	0	0.0%
Ms. Chengyuan Li(3)	84,015,980	21.0%
Ms. Yuanyuan Zhang	0	0.0%
Ms. Lili Zhang	0	0.0%
Ms. Lingya Jia	0	0.0%

All executive officers and directors as a group	84,015,980	21.0%

5% or Greater Stockholders:
Pui Chun Wong	140,072,628	35.0%
Kunpeng TJ Limited	84,015,980	21.0%
Wenqiang Wang	34,158,400	8.5%
Kunpeng Tech Limited(4)	43,431,740	10.9%
Kun Peng XJ Limited(5)	39,905,162	10.0%

(1)	Number of shares reflects the 10:1 forward stock split effected on October 18, 2022.

(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Applicable percentage ownership is based on 400,000,000 shares of common stock outstanding as of January 13, 2025. There are no outstanding options, warrants, or other rights to acquire shares of our common stock.

(3)	These shares are owned of record by Kunpeng TJ Limited. As the sole director and majority shareholder of Kunpeng TJ Limited, Chengyuan Li may be deemed to beneficially own these shares.

(4)	These shares are owned of record by Kunpeng Tech Limited, a company incorporated in the British Virgin Islands, which is wholly-owned by Zhizhong Wang. As the sole director and majority shareholder of Kunpeng Tech Limited, Zhizhong Wang is deemed to beneficially own these shares. The principal address of Kunpeng Tech Limited is No. 15 Front Row, Bungalow, No. 16 Chegongzhuan West Road, Haidian District, Beijing PRC.

(5)	These shares are owned of record by Kun Peng XJ Limited, a company incorporated in the British Virgin Islands, which is wholly-owned by Xiujin Wang. As the sole director and majority shareholder of Kun Peng XJ Limited, Xiujin Wang is deemed to beneficially own these shares. The principal address of Kun Peng XJ Limited is Room 501, Unit 3, Building 7, Xicheng Nianhua Apartment, Xihu District, Hangzhou City, Zhejiang Province, PRC.

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

Acquisition of Kun Pin Hui (Shandong) Trading Co. Ltd.

On April 3, 2024, KP (Tianjin) entered into a Share Transfer Agreement (the “Share Purchase Agreement”) with Zhandong Fan and Yuanyuan Zhang for the acquisition of all the subscribed shares of Kun Pin Hui (Shandong) Trading Co. Ltd.

Pursuant to the Share Purchase Agreement, KP (Tianjin) has agreed to acquire all the entire subscribed capital of $0.4 million (RMB 3 million) for an aggregate consideration of $0.28 (RMB 2Yuan). Zhandong Fan (previously holding 95% shares of Kun Pin Hui (shandong)) and Yuanyuan Zhang (previously holding 5% shares of Kun pin Hui (Shandong)) , both the shareholders of KP (Tianjin), transferred their shares at the consideration of $0.14 (RMB 1Yuan)

The acquisition closed on April 7, 2024. As of the year ended September 30, 2024, KP (Tianjin) has paid $3,698 (RMB27,000) of the registered capital.

Amount due from related parties

Amount due from related parties mainly represented the advanced to officers or employees for daily operating. It is anticipated to be incurred by our officers and employees on behalf of the Company. It is required to be repaid in cash within a year. Amounts due from related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2024	2023
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating	$7,125	$-
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating	7,125	-
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, one of the shareholders of King Eagle (Tianjin)	Input VAT, offset once invoiced was issued	5,842	-

Total			$12,967	$-

Amount due to related parties

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of agency service charges to related company, payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2024	2023
Ms.Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,686,246	$1,069,078
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	260,773	246,711
Mr. Richun Zhang	Chief Executive Officer and Director	Operational support to King Eagle (Tianjin) to meet its working capital requirements	234,981	-
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	121,094	-
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,847	2,331
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,847	-
Ms. Cairong Ji	Legal representative of King Eagle (Hangzhou)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,391	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	753,455	502,305
Beijing Paiyue Technology Co., LTD	100% held by Ms. Chengyuan Li, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	2,779	-
Total			$4,069,413	$1,820,425

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by J&S, our independent auditor for the fiscal years ended September 30, 2024 and 2023.

	Fiscal Year Ended September 30,
	2024	2023
Audit Fees(1)	$31,000	$66,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$31,000	$66,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

Kun Peng International Ltd. (Registrant)

Date: January 14, 2025	By:	/s/ Zhuang Richun
Zhuang Richun
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yuanyuan Zhang	Chief Financial Officer (Principal Financial Officer)	January 14, 2025
Yuanyuan Zhang

/s/ Chengyuan Li	Director	January 14, 2025
Chengyuan Li

/s/ Lili Zhang	Director	January 14, 2025
Lili Zhang

/s/ Lingya Jia	Director	January 14, 2025
Lingya Jia

KUN PENG INTERNATIONAL LTD.

(FORMELY CX NETWORK GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended September 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

J&S ASSOCIATE PLT (F.K.A: J&S ASSOCIATE)

202206000037 (LLP0033395-LCA) & AF002380

(Registered with US PCAOB and Malaysia MIA)

B-11-14, Megan Avenue II,

12 Jalan Yap Kwan Seng

50450, Kuala Lumpur, Malaysia.

Tel : +603 – 4813 9469 Email : info@jns-associate.com

The Board of Director and Stockholder of

KUN PENG INTERNATIONAL LTD.

(Formerly CX Network Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kun Peng International Ltd. and its subsidiaries (collectively, the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2024 and 2023 are in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered from an accumulated deficit of $7,997,902 as of September 30, 2024. This factor creates uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ J&S Associate PLT
Certified Public Accountants
PCAOB Number: 6743

January 14, 2025
Malaysia

We have served as the Company’s auditor since 2021.

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEET

		September 30,
	Note	2024	2023
Assets
Current assets
Cash and cash equivalents		$82,184	$457,580
Advance and prepayments	4	178,954	74,044
Other receivables	5	251,588	23,060
Inventory	6	15,700	107,263
Amount due from related parties	10	20,092	-
Total current assets		548,518	661,947

Noncurrent assets
Property, plant and equipment, net	7	292,198	72,552
Intangible assets, net	8	2,548	2,806
Security deposits		16,116	41,999
Operating lease right-of-use assets	13	284,524	479,427
Finance lease right-of-use assets	13	309,445	-
Investment in associate held for sale		15,743	-
Goodwill	14	-	-
Others		10,094	3,245
Total noncurrent assets		930,668	600,029

Total assets		$1,479,186	$1,261,976

Liabilities
Current liabilities
Trade and other payables		3,208,426	1,649,595
Deferred revenue	9	584,116	2,149,238
Payroll payable		120,310	63,653
Tax payable		128,297	184,357
Amounts due to related parties	10	4,069,413	1,820,425
Operating lease obligations, current portion	13	238,979	318,422
Finance lease obligations, current portion	13	196,879	-
Total current liabilities		8,546,420	6,185,690

Noncurrent liabilities
Operating lease obligations, net of current portion		44,622	95,907
Finance lease obligations, net of current portion	13	76,862	-
Total noncurrent liabilities		121,484	95,907

Total liabilities		8,667,904	6,281,597

Commitment and contingencies

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and 2023	11	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of September 30, 2024 and 2023*	11	40,000	40,000
Additional paid-in capital	11	349,356	597,801
Accumulated deficits		(7,774,600)	(5,803,162)
Accumulated other comprehensive income		200,368	426,741
Total stockholders’ equity		(7,184,876)	(4,738,620)

Non-controlling interests		(3,842)	(281,001)
Total equity		(7,188,718)	(5,019,621)

Total liabilities and equity		$1,479,186	$1,261,976

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Years ended September 30
	Note	2024	2023

Revenue, net		$2,078,741	$3,917,335
Cost of revenue		(605,638)	(433,221)
Gross profit		1,473,103	3,484,114

Operating expenses
General and administrative expenses		1,818,877	2,416,372
Selling expense		1,655,024	3,316,631
Total operating expenses		3,473,901	5,733,003

Loss from operations		(2,000,798)	(2,248,889)

Other income, net:
Other income		31,925	99,676
Less: Interest expense for finance lease		(6,253)	-
Investment loss on associate		(12,426)	-
Other expense		(1,708)	-
Total other income, net		11,538	99,676

Loss before income taxes		(1,989,260)	(2,149,213)

Income tax expense	12	2,487	-

Net loss		(1,991,747)	(2,149,213)
Less: Net loss attributable to non-controlling interest		(20,309)	(47)
Net loss attributable to Kun Peng International Ltd		(1,971,438)	(2,149,166)
Foreign currency translation adjustment		(226,916)	147,374
Comprehensive loss		(2,218,663)	(2,001,839)
Less: Comprehensive loss attributable to non-controlling interest		(20,309)	(47)
Comprehensive loss attributable to Kun Peng International Ltd		$(2,198,354)	$(2,001,792)

Net loss per share attributable to common stockholders
Basic and diluted*		$(0.005)	$(0.005)

Weighted average shares used to compute net loss per share attributable to common stockholders*		400,000,000	400,000,000

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2024, and 2023

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Capital contribution	-	-	70,522	-	-	70,522	-	70,522
Acquisition of NCI	-	-	(318,967)	-	-	(318,966)	298,010	(20,956)
Net loss attributable to common stockholders	-	-	-	(1,971,438)	-	(1,971,438)	-	(1,971,438)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(20,309)	(20,309)
Foreign currency translation adjustment	-	-	-	-	(226,374)	(226,374)	(542)	(226,916)
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2022	400,000,000	$40,000	$(40,000)	$(3,653,996)	$279,367	$(3,374,629)	$(280,954)	$(3,655,583)
Capital contribution	-	-	637,801	-	-	637,801	-	637,801
Net loss attributable to common stockholders	-	-	-	(2,149,166)	-	(2,149,166)	-	(2,149,166)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(47)	(47)
Foreign currency translation adjustment	-	-	-	-	147,374	147,374	-	147,374
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)

* Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,991,747)	$(2,149,213)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	109,709	60,528
Amortization of right-of-use assets	373,760	326,255
Impairment losses	8,412	318,999
Loss on investment of cooperative enterprise	12,426	-
Changes in operating assets and liabilities
Advance and prepayments	(105,875)	199,130
Other receivables	(241,285)	42,582
Trade receivable	62	-
Security deposits	26,836	-
Inventory	93,335	(110,954)
Trade and other payables	(1,722,045)	671,836
Deferred revenue	(1,607,612)	(763,453)
Payroll payable	52,730	11,474
Amount due to related parties	5,298,478	1,094,095
Tax payable	(67,936)	142,950
Lease liabilities obligations	(221,368)	(271,259)
Net cash provided by (used in) operating activities	17,880	(427,030)

Cash flows from investing activities
Purchase of property and equipment	(320,498)	-
Investment in associate held for sale	(28,500)	-
Acquisition of intangible assets	-	(606)
Net cash used in investing activities	(348,998)	(606)

Cash flows from financing activities:
Capital contribution	70,522	644,803
Payment of finance lease liabilities	(125,291)	-
Net cash used in (provided by) financing activities	(54,769)	644,803

Effect of exchange rate changes on cash	10,491	(26,718)

Net increase in cash and cash equivalents	(375,396)	190,449

Cash and cash equivalents, beginning balance	457,580	267,131

Cash and cash equivalents, ending balance	$82,184	$457,580

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$561,527	$113,012

The accompanying notes are an integral part of these audited consolidated financial statements

KUN PENG INTERNATIONAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024, and 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kun Peng International Limited (“the Company,” “KPIL,” “KPEA,” “we,” “us,” “our”), a Nevada corporation (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE, is currently engaged in the sale of health care and health-related household products through its online platforms, King Eagle Mall, Kun Zhi Jian and Kun Zhi Jian Mini Program.

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Peng International Limited	● A U.S. company ● Incorporated on June 28, 2017

Authorized shares:

● Common stock: 1,000,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of September 30, 2024

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of September 30, 2024

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: 400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017 ● Deregistration from Hong Kong Inland Revenue Department and Hong Kong Company Registry, approved on February 2, 2024	100% owned by Kun Peng International Holding Limited	Paid share capital: 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China and a wholly foreign owned enterprise (“WFOE”) since March 3, 2023 ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

King Eagle (China) Co., Ltd	● a wholly foreign owned enterprise (“WFOE”) until March 3, 2023 and a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019

Wholly owned by Kun Peng (China) Industrial Development Company Limited until March 3, 2023

Starting March 3, 2023,

49% owned by Kun Peng (Hong Kong) Industrial Development Limited and 51% owned by Kun Peng Tian Yu

			Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to King Eagle VIE

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023 ● Fully acquired on July 19, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Pin Hui (Shandong) Trading Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 7, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in late 2025, assuming permits to provide online health care services are obtained

King Eagle (Hangzhou) Health Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Acquired on July 18, 2024	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in August 2024

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Commenced its operations in February 2024 and focuses on promoting and selling health screening devices

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

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”) was established on September 19, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.69 million (RMB 5 million). It was owned 95% by King Eagle VIE and 5% by Hunan Ant Doctor Health Service Co., Ltd. And King Eagle VIE acquired the 5% minority stake, fully owned 100% of King Eagle (Huai’an) on July 19, 2024. This entity became fully operational in October 2023 and focuses on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members.

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

King Eagle (Hangzhou) Health Technology Co., Ltd

King Eagle (Hangzhou) Health Technology Co., Ltd (“King Eagle (Hangzhou)”) was established on July 18, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.1 million (RMB 1 million). The entity is located in Zhejiang province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity has commenced its operations in August 2024.

On August 8, 2024, King Eagle (Hangzhou) entered into certain agreements with Yunnan Linpingkang Pharmaceutical Co., Ltd, pursuant to which we subscribe for 40% of Shanxi Limei Aosikang Hospital Management Co., Ltd.

Kun Pin Hui (Shandong) Trading Co., Ltd.

Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”) was established on November 23, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.4 million (RMB 3 million). The entity is located in Shandong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE since its acquisition on April 7, 2024. This entity has not commenced its operations as of the date of this report and is applying for online trading services.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the year ended September 30, 2024 and 2023 include the collectability of receivables, the useful lives of long-lived assets, goodwill and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses and tax due.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assures that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the year ended September 30, 2024, the Company incurred cash inflows from operating activities of $17,880, the Company incurred a net loss of $1,991,747, and the Company had negative working capital of $7,997,902. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in British Virgin Islands use U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and Hong Kong Dollar (HKD), as its functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation”. Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive gain amounted to $200,368 and $426,741 for the years ended September 30, 2024 and 2023, respectively.

Below is a table with foreign exchange rates used for translation:

For the year ended September 30, 2024 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8127	7.2043

As of September 30, 2024 (Closing Rate)
United States dollar ($1)	7.7693	7.0176

For the year ended September 30, 2023 (Average Rate)	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
United States dollar ($1)	7.8310	7.0553

As of September 30, 2023 (Closing Rate)
United States dollar ($1)	7.8308	7.2960

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets”.

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of September 30, 2024 and 2023, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, they are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory mainly consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards and detection kits. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of September 30, 2024, there was no inventory located at third party warehouse.

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

Intangible Assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2024 and 2023.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive income (loss). Impairment losses on goodwill are not reversed.

The amendments in ASU 2017-04 eliminate Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized.

When measuring a goodwill impairment loss, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit. The ASU contains an illustration of the simultaneous equations method to demonstrate this, which reflects a deferred tax benefit from reducing the carrying amount of tax-deductible goodwill relative to the tax basis.

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, this ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units.

For the year ended September 30, 2024, the management evaluated the recoverability of goodwill by performing qualitative assessment on the reporting unit, Kun Pin Hui (Shandong), and determine that it is more likely than not that the fair value of Kun Pin Hui (Shandong) is less than its carrying amount. Therefore, the management performed quantitative assessment, fully impairment loss on goodwill of $8,636 was recognized for the year ended September 30, 2024, as the carrying amount of each reporting unit is in excess of its fair value for the year ended September 30, 2024. The Company did not have any goodwill as of September 30, 2024.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2024 and 2023, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

Deferred Revenue

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipated the majority of the revenue will be recognized in the fiscal year 2025. Management agreed that the amount received is non-refundable; however, this term is not bound by any agreement. Thus, the customers may have the rights to challenge and demand the advances to be refunded under relevant Commercial Laws or regulations.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on the Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the years ended September 30, 2024 and 2023.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the years ended September 30, 2024 and 2023 were $1,655,024 and $3,316,631, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the years ended September 30, 2024 and 2023, we recorded marketing and promotional service fees to our service agents in an amount of $1,103,031 and $2,362,078, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As September 30, 2024 and 2023, $69,484 (RMB487,611) and $428,088 (RMB3,123,333), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See our commitments and contingencies in Note 13 under Item 8, Financial Statements and Supplementary Data. In meeting its liquidity requirements, the Company focus on increasing its revenue through the sale of health care products and equipment service from card-operated health screening equipments on its new online platform, Kun Zhi Jian and Kun Zhi Jian Mini Program, and promoting its own brand of preventive health care related products to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

For the year ended September 30, 2024, one major customer accounted for 35% of the total revenue.

There was no revenue from customers that individually represent greater than 10% of the total revenues for the years ended September 30, 2024, and 2023.

For the year ended September 30, 2024, four major vendors accounted for 35%, 14%, 14% and 10% of the Company’s total cost of sales.

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

As of the date of this Annual Report, King Eagle (Tianjin) has established six subsidiaries: King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd., Kun Zhi Jian (Huai’an) Technology Co., Ltd., Kun Zhi Jian (Shandong) Health Management Co., Ltd., Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd and King Eagle (Hangzhou) Health Technology Co., Ltd., on December 1, 2022, September 19, 2023, October 26, 2023, January 31, 2024, February 1, 2024 and July 18, 2024, respectively, in the PRC. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

VIE Financial Information

Set forth below is the consolidated balance sheet information as of September 30, 2024 and September 30, 2023 and the consolidated statements of operations and cash flows for the years ended June 30, 2024 and 2023, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

“WFOE” refers to King Eagle (China) Co., Ltd. (“King Eagle (China)”) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”), King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”), King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”), Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”), Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shangdong)”), Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd (“Chengdu Wenjiang”) Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”) and King Eagle (Hangzhou) Health Technology Co., Ltd (“King Eagle (Hangzhou)”).

Consolidated Balance Sheet

As of September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$981	$71	$81,132	$-	$82,184
Intercompany receivables-current	-	531,169 (2)	-	2,316,724 (1)	(2,847,893)	-
Total current assets	-	564,532	71	2,831,808	(2,847,893)	548,518
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	145,641	-	785,031	(34,164)	930,668
Total assets	34,160	710,173	71	3,616,839	(2,882,057)	1,479,186
Intercompany payables	970,159	1,846,491 (1)	969 (1)	51,757	(2,869,376)	-
Total current liabilities	994,159	2,071,841	1,033	8,344,402	(2,865,015)	8,546,420
Total non-current liabilities	-	-	-	121,484	-	121,484
Total liabilities	994,159	2,071,841	1,033	8,465,886	(2,865,015)	8,667,904
Total shareholders’ equity	(959,999)	(1,239,530)	(962)	(4,967,444)	(16,941)	(7,184,876)
Non-controlling interests	-	(122,138)	-	118,397	(101)	(3,842)
Total equity	(959,999)	(1,361,668)	(962)	(4,849,047)	(17,042)	(7,188,718)
Total liabilities and equity	$34,160	$710,173	$71	$3,616,839	$(2,882,057)	$1,479,186

As of September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$10,457	$6	$447,117	$-	$457,580
Advance and Prepayments	-	32,721	-	41,323	-	74,044
Other receivable - third party	-	3,629	-	19,431	-	23,060
Inventory	-	-	-	107,263	-	107,263
Intercompany receivables-current	-	494,197 (2)	-	2,119,294 (1)	(2,613,491)	-
Total current Assets	-	541,004	6	2,734,428	(2,613,491)	661,947
Property and equipment, net	-	72,552	-	-	-	72,552
Intangible Assets, net	-	2,806	-	-	-	2,806
Security deposits and prepayments, noncurrent	-	41,999	-	-	-	41,999
Prepayments, noncurrent	-	3,245	-	-	-	3,245
ROU assets	-	351,753	-	127,674	-	479,427
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Investment in subsidiary	34,160	-	-	-	(34,160)	-
Total non-current Assets	34,160	472,359	-	127,674	(34,164)	600,029
Total assets	34,160	1,013,363	6	2,862,102	(2,647,655)	1,261,976
Trade payable	-	-	-	2,067,831	-	2,067,831
Other payables and accrual	66,000	10,040	-	8,029	-	84,069
Advances from customers	-	-	-	2,149,238	-	2,149,238
Intercompany payables	724,680	1,909,747 (1)	617 (1)	34,370	(2,669,414)	-
Salary payable	-	26,213	-	37,440	-	63,653
Provision for taxation	-	3,852	-	180,505	-	184,357
Operating lease obligations-current	-	232,976	-	85,446	-	318,422
Amount due to related parties	-	-	-	1,318,120	-	1,318,120
Total current liabilities	790,680 (3)	2,182,828	617	5,880,979	(2,669,414)	6,185,690
Total noncurrent liabilities	-	60,526	-	35,381	-	95,907
Total liabilities	790,680	2,243,354	617	5,916,360	(2,669,414)	6,281,597
Total shareholders’ Equity	(756,520)	(1,107,853)	(611)	(2,895,395)	21,759	(4,738,620)
Non-controlling interests	-	(122,138)	-	(158,863)	-	(281,001)
Total equity	(756,520)	(1,229,991)	(611)	(3,054,258)	21,759	(5,019,621)
Total liabilities and equity	$34,160	$1,013,363	$6	$2,862,102	$(2,647,655)	$1,261,976

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from King Eagle (China) and VIE to the parent entity for working capital purposes.

Consolidated Statements of Operations Data

For the fiscal year ended September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$2,078,741	$-	$2,078,741
Intercompany revenue	-	700,576	-	-	(700,576)	-
Cost of revenue and related tax	-	21,378	-	584,260	-	605,638
Gross profit	-	679,198	-	1,494,481	(700,576)	1,473,103
Total operating expenses	203,479	760,968	319	3,201,495	(692,360)	3,473,901
Intercompany operating expenses	-	-	-	630,162	(630,162)	-
(Loss) income from operations	(203,479)	(81,770)	(319)	(1,695,514)	(8,216)	(1,989,260)
Other (expenses) income	-	38	-	11,500	-	11,538
(Loss) income before income taxes	(203,479)	(81,732)	(319)	(1,695,514)	(8,216)	(1,989,260)
Income tax expense	-	-	-	2,487	-	2,487
Net (loss) income	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)

For the fiscal year ended September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$3,917,335	$-	$3,917,335
Intercompany revenue	-	442,382	519,296	-	(961,678)	-
Cost of revenue and related tax	-	779	1,006	431,436	-	433,221
Gross profit	-	441,603	518,290	3,485,899	(961,678)	3,484,114
Total operating expenses	274,917	438,906	604,656	4,414,524	-	5,733,003
Intercompany operating expenses	-	-	-	961,678	(961,678)	-
(Loss) income from operations	(274,917)	2,697	(86,366)	(1,890,303)	-	(2,248,889)
Other (expenses) income	-	(1,183)	461	100,398	-	99,676
(Loss) income before income taxes	(274,917)	1,514	(85,905)	(1,789,905)	-	(2,149,213)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)

Consolidation Schedule of Cash Flows

For the fiscal year ended September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)
Intercompany receivables	-	(16,942)	-	(943,773)	960,715	-
Intercompany payables	245,479	(148,973)	319	851,289	(948,114)	-
Net cash provided by (used in) operating activities	-	(10,029)	62	23,462	4,385	17,880

Net cash used in investing activities	-	-	-	(554,861)	205,863	(348,998)

Net cash provided by financing activities	-	-	-	149,974	(204,743)	(54,769)

Effect of exchange rate fluctuation on cash	$-	$553	$3	$15,440	$(5,505)	$10,491

For the fiscal year ended September 30, 2023

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(274,917)	$1,514	$(85,905)	$(1,789,905)	$-	$(2,149,213)
Intercompany receivables	-	(333,732)	-	(927,079)	1,260,811	-
Intercompany payables	272,917	329,657	191,152	453,740	(1,247,466)	-
Net cash provided by (used in) operating activities	-	12,739	(13,007)	(440,107)	13,345	(427,030)

Net cash used in investing activities	-	-	(606)	-	-	(606)

Net cash provided by financing activities	-	-	-	644,803	-	644,803

Effect of exchange rate fluctuation on cash	$-	$(10,828)	$10,570	$(13,115)	$(13,345)	$(26,718)

The Company consolidated its VIE as of September 30, 2024, and 2023. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30, 2024	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$81,132	$447,117
Trade receivable – intercompany	2,316,724	2,119,294
Advance and prepayments	147,091	41,323
Other receivables – third parties	251,069	19,431
Inventory	15,700	107,263
Amount due from related parties	20,092	-
Total current assets	2,831,808	2,734,428

Noncurrent assets
Property and equipment, net	265,141	-
Investment in associate held for sale	15,743	-
Right-of-use assets	504,147	127,674
Total noncurrent assets	785,031	127,674
Total assets	$3,616,839	$2,862,102

Liabilities
Current liabilities
Trade payables	$1,952,026	$2,067,831
Other payables and accrual	1,194,683	8,029
Deferred revenue	584,116	2,149,238
Intercompany payables	51,757	34,370
Payroll payable	93,391	37,440
Tax payable	119,291	180,505
Amounts due to related parties	3,998,164	1,318,120
Operating lease obligations-current portion	154,095	85,446
Finance lease obligations-current portion	196,879	-
Total current liabilities	8,344,402	5,880,979

Noncurrent liabilities
Operating lease obligations-net of current portion	44,622	35,381
Finance lease obligations-net of current portion	76,862	-
Total noncurrent liabilities	121,484	35,381

Total liabilities	8,465,886	5,916,360

Commitment and contingencies

Equity
Additional paid-in capital	389,356	637,801
Accumulated deficits	(5,466,201)	(3,788,510)
Accumulated other comprehensive income	109,401	255,314
Total stockholders’ equity	(4,967,444)	(2,895,395)
Non-controlling interests	118,397	(158,863)

Total equity	(4,849,047)	(3,054,258)

Total liabilities and equity	$3,616,839	$2,862,102

The operating results of the VIE were as follows:

	For the years ended September 30,
	2024	2023
Revenue, net	$2,078,741	$3,917,335
Cost of revenue	(584,260)	(431,436)
Gross profit	1,494,481	3,485,899

Operating expenses
General and administrative expenses	995,430	1,308,648
Selling expense	2,206,065	4,067,554
Total operating expenses	3,201,495	5,376,202

Loss from operations	(1,707,014)	(1,890,303)

Other income:
Interest income	426	990
Other income	11,074	99,408
Total other income, net	11,500	100,398

Loss before income taxes	(1,695,514)	(1,789,905)

Income tax expense	2,487	-

Net loss	(1,698,001)	(1,789,905)
Less: Net loss attributable to non-controlling interest	(20,309)	(47)
Net loss attributable to Kun Peng International Ltd	$(1,677,692)	$(1,789,858)

The cash flows of the VIE were as follows:

	For the years ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,698,001)	$(1,789,905)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Impairment losses	8,412	318,999
Amortization of right-of-use assets	62,490	98,939
Loss on investment of cooperative enterprise	12,426	-
Depreciation and amortization	185,192	-

Changes in operating assets and liabilities
Advance and prepayments	(101,429)	173,345
Trade receivable – intercompany	(92,827)	(432,747)
Other receivable – related party	(40,492)	-
Other receivables – third parties	(203,963)	40,544
Other receivables – intercompany	(850,946)	(494,332)
Inventory	93,335	(110,954)
Trade payable – third parties	(1,837,412)	1,367,773
Trade payable – intercompany	239,325	439,836
Other payables and accrual – third parties	130,859	(485,039)
Other payables and accrual – intercompany	611,964	13,904
Deferred revenue	(1,607,612)	(763,453)
Payroll payable	53,055	34,377
Amounts due to related parties	5,229,075	1,094,095
Tax payable	(68,559)	145,004
Operating lease liabilities	(101,431)	(90,493)
Net cash provided by (used in) operating activities	23,462	(440,107)

Cash flows from investing activities:
Purchase of property, plant and equipment	(320,498)	-
Long-term investment on stocks	(28,500)	-
Investment in subsidiary	(205,873)	-
Net cash used in operating activities	(554,861)	-

Cash flows from financing activities
Capital contribution	275,265	644,803
Payment of finance lease liabilities	(125,291)	-
Net cash provided by financing activities	149,974	644,803

Effect of exchange rate changes on cash	15,440	(13,115)

Net decrease in cash and cash equivalents	(365,985)	191,581

Cash and cash equivalents, beginning balance	447,117	255,536

Cash and cash equivalents, ending balance	$81,132	$447,117

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	September 30,
	2024	2023
Prepaid rent and building management and utilities	$13,200	$19,211
Prepaid supplies(1)	49,495	32,195
Prepaid income tax	5,226	5,027
Prepaid professional services(2)	104,742	9,137
Prepaid others	6,291	8,474
Total prepayments	$178,954	$74,044

(1)	As of September 30, 2024, and 2023, the Company had prepaid supplies of $49,495 and $32,195, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)	As of September 30, 2024, the ending balance of prepaid professional services represented $104,742 for the legal service fee for our PRC entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2024.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	September 30,
	2024	2023
Deposits	$136,119	$14,111
Advance to employees	42,894	2,604
Advance to third-party company	34,912	-
Others	37,663	6,345
Total other receivables, net	$251,588	$23,060

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

Advance to third-party company represents funds provided to third-party company for rental fee and deposit.

NOTE 6 – INVENTORY

Inventory consisted of the following:

	September 30,
	2024	2023
Finished goods	$15,700	$107,263
Total	$15,700	$107,263

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,
	2024	2023

Leasehold improvements	$199,563	$124,161
Furniture and fixtures	4,755	1,205
Computer equipment	291,386	39,110
Office equipment	5,822	1,442
Subtotal	501,526	165,919
Less: accumulated depreciation	(209,328)	(93,367)
Total property and equipment, net	$292,198	$72,552

Depreciation expense was $109,349 and $60,165 for the years ended September 30, 2024 and 2023, respectively.

NOTE 8 - INTANGIBLE ASSETS

	September 30,
	2024	2023

Trademarks	$3,692	$3,551
Subtotal	3,692	3,551
Less: accumulated amortization	(1,144)	(745)
Total intangible assets, net	$2,548	$2,806

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,087, $1,397, $570, $36, $516 and $86 will expire in July 2031, April 2031, April 2032, September 2032, October 2032 and October 2033, respectively.

Amortization expense was $360 and $363 for the years ended September 30, 2024 and 2023, respectively.

NOTE 9 - DEFERRED REVENUE

	September 30,
	2024	2023
Advance payments from customers	$584,116	$2,149,238
Total deferred revenue	$584,116	$2,149,238

Deferred revenue resulted from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As at September 30, 2024 and 2023, the Company had a total deferred revenue of $584,116 and $2,149,238 respectively. As of September 30, 2024, the ending balance of $584,116, $583,491 was the advance payment from our customers for our retail products to be delivered in the subsequent period. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Acquisition of Kun Pin Hui (Shandong) Trading Co. Ltd.

On April 3, 2024, KP (Tianjin) entered into a Share Transfer Agreement (the “Share Purchase Agreement”) with Zhandong Fan and Yuanyuan Zhang for the acquisition of all the subscribed shares of Kun Pin Hui (Shandong) Trading Co. Ltd.

Pursuant to the Share Purchase Agreement, KP (Tianjin) has agreed to acquire all the entire subscribed capital of $0.4 million (RMB 3 million) for an aggregate consideration of $0.28 (RMB 2Yuan). Zhandong Fan (previously holding 95% shares of Kun Pin Hui (shandong)) and Yuanyuan Zhang (previously holding 5% shares of Kun pin Hui (Shandong)) , both the shareholders of KP (Tianjin), transferred their shares at the consideration of $0.14 (RMB 1Yuan)

The acquisition closed on April 7, 2024. As of the year ended September 30, 2024, KP (Tianjin) has paid $3,698 (RMB27,000) of the registered capital.

Amount due from related parties

Amount due from related parties mainly represented the advanced to officers or employees for daily operating. It is anticipated to be incurred by our officers and employees on behalf of the Company. It is required to be repaid in cash within a year. Amounts due from related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2024	2023
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating	$7,125	$-
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating	7,125	-
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, one of the shareholders of King Eagle (Tianjin)	Input VAT, offset once invoiced was issued	5,842	-
Total			$20,092	$-

Amount due to related parties

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of agency service charges to related company, payments of operating expenses by such related parties on behalf of our entities in the PRC and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2024	2023
Ms.Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,686,246	$1,069,078
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	260,773	246,711
Mr. Richun Zhang	Chief Executive Officer and Director	Operational support to King Eagle (Tianjin) to meet its working capital requirements	234,981	-
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	121,094	-
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,847	2,331
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,847	-
Ms. Cairong Ji	Legal representative of King Eagle (Hangzhou)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,391	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	753,455	502,305
Beijing Paiyue Technology Co., LTD	100% held by Ms. Chengyuan Li, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	2,779	-
Total			$4,069,413	$1,820,425

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

Preferred stock

The Company’s authorized shares of preferred stock were 10,000,000 shares, with a par value of $0.0001, which may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the Board of Directors shall determine in its sole discretion shall remain authorized. No shares of preferred stock were issued and outstanding as of September 30, 2024 and 2023.

Common stock

With the retrospective effect of the increase in authorized shares of common stock and 10:1 forward stock split, the Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of September 30, 2024, and 2023, respectively. The issued and outstanding shares of common stock were 400,000,000 as of September 30, 2024 and 2023, respectively.

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

As a result of the foregoing restrictions, KP Tian Yu, King Eagle (China) and King Eagle (Tianjin) are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulation in the PRC may further restrict these two entities from transferring funds to the Company in the form of dividends, loans and advances. As of September 30, 2024, and 2023, the Company had negative net assets which included common stock, additional paid-in capital, subscription receivable, accumulated deficit and foreign exchange translation adjustment of its subsidiaries in BVI, Hong Kong and the PRC and the VIE that are included in the Company’s consolidated financial statements. As of September 30, 2024, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,327,000, $2,539,081 and $962, respectively. As of September 30, 2023, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,080,228, $2,069,494 and $611, respectively. Accordingly, the Company did not accrue statutory reserve funds as of September 30, 2024 and 2023.

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2024, and 2023.

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

Since KP (China) and KP (Hong Kong) are wholly owned and under the control of KP International Holding, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected KP (Hong Kong) to be subject to the two-tier profits tax rates. KP (China) and KP (Hong Kong) did not earn any income that was derived in Hong Kong for years ended September 30, 2024 and 2023 and therefore, KP (China) and KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	September 30
	2024		2023
Current	$		$
Federal		-		-
State		-		-
Foreign		2,487		-
Total current		2,487		-

Deferred
Federal		-		-
State		-		-
Foreign		-		-
Total deferred		-		-

Total income tax expense		$2,487		$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	September 30,
	2024	2023
Loss before income tax expense	$(1,989,260)	$(2,149,213)
Computed tax expense with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.5%	3.4%
Tax effect of non-deductible expenses	(2.2)%	(2.2)%
Change in valuation allowance	(22.4)%	(22.2)%
Effective tax rate	(0.1)%	0%

Deferred tax assets included the following:

	September 30,
	2024	2023
Deferred tax assets	$-	$-
Net operating loss carryforwards	1,866,929	1,362,897
Staff education expense	-	1,691
Total deferred tax assets	1,866,929	1,364,588
Valuation allowance	(1,866,929)	(1,364,588)
Total deferred tax assets, net	$-	$-

As of September 30, 2024, and 2023, the Company had generated gross net operating loss carryforwards in an amount of $7,664,881 and $5,618,681. As of September 30, 2024 and 2023, our US entity generated gross net operating loss carryforwards in an amount of $1,204,891 and $1,001,412, respectively, available to offset future taxable income. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforwards the NOL indefinitely. NOLs generated prior to January 1, 2018, will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

The Companies in Hong Kong incurred gross net operating loss carryforwards in an amount of $17,039 and $10,245 as of September 30, 2024 and 2023, respectively. The net operating loss generated in Hong Kong is carried forward indefinitely.

Our entities in the PRC generated $6,442,951 and $4,607,024 gross net operating loss carryforwards as of September 30, 2024, and 2023, respectively. Those net operating loss carryforwards can be used to offset taxable income in future periods and reduce the income taxes payable of our PRC entities in those future periods and will expire 5 years from the date they were incurred if they are not used. If not utilized, approximately $202,045, $1,310,952, $1,607,148, $1,669,648 and $1,653,159 will expire in the years 2025, 2026, 2027, 2028 and 2029, respectively.

At this time, the Company considered it is more likely than not that its US, Hong Kong and PRC entities have sufficient taxable income in the near future that will allow us to realize these DTAs. Therefore, the Company recorded a full valuation allowance against all of its deferred tax assets as of September 30, 2024, and 2023. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or portion of these allowances.

NOTE 13 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities, automobiles and employee accommodation and finance lease for equipments for revenue service. The Company classified the equipments for revenue service as finance lease as the leasor will transfer the ownership of quipments for revenue service to the Comany by the end of the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognized lease expense on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognized the finance leases ROU assets and interest on an amortized cost basis.

The following table provides a summary of leases as of September 30, 2024 and 2023:

Assets/liabilities	Classification	September 30, 2024	September 30, 2023
Assets
Operating lease right-of-use assets	Operating lease assets	$284,524	$479,427
Finance lease right-of-use assets	Finance lease assets	309,445	-
Total lease assets		$593,969	$479,427

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$238,979	$318,422
Finance lease liability - current	Current finance lease liabilities	196,879	-
		435,858	318,422

Long-term
Operating lease liability – net of current portion	Long-term finance lease liabilities	$44,622	$95,907
Finance lease liability – net of current portion	Long-term operating lease liabilities	76,862	-
		121,484	95,907
Total lease liabilities		$557,342	$414,329

The lease expense for the years ended September 30, 2023, and 2024 was as follows:

		September 30,
Lease Cost	Classification	2024	2023
Operating lease cost
Lease expenses – short-term	General and administrative	$8,328	$-
Lease expenses	General and administrative	296,226	330,626
Finance lease cost
Amortization of leased asset	Cost of sales	87,265	-
Interest on lease liabilities	Other expense - other	6,688	-
Total lease cost		$398,506	$330,626

Maturities of lease liabilities as of September 30, 2024, were as follow:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$244,243	$205,103
2026	44,887	77,848
Thereafter	-	-
Total lease payments	289,130	282,951
Less: Interest	(5,529)	(9,210)
Present value of lease payments	$283,601	$273,741

Maturities of operating lease liabilities as of September 30, 2023, were as follow:

Maturity of Lease Liabilities	Operating Leases
2024	$331,190
2025	97,074
Thereafter	-
Total lease payments	$428,264
Less: interest	(13,935)
Present value of lease payments	$414,329

Supplemental information related to operating leases was as follows:

	September 30
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$346,659	$271,259
New operating lease assets obtained in exchange for operating lease liabilities	$561,527	$113,012
Weighted average remaining operating lease term	1.18 year	1.47 year
Weighted average remaining finance lease term	1.56 year	-
Weighted average discount rate for operating lease	4.60%	4.31%
Weighted average discount rate for finance lease	4.75%	-

The amortization expense was $ 373,760 and $326,255 for the years ended September 30, 2024 and 2023, respectively.

NOTE 14 - Goodwill

The changes in the carrying amount of goodwill from Kun Pin Hui (Shandong) reporting unit are as follows:

	September 30,
	2024	2023
Goodwill	$8,636	$-
Less: Impairment	(8,636)	-
Total	$-	$-

For the years ended September 30, 2024 and 2023, the goodwill of Company were nil. And impairment loss on goodwill was $8,636 and nil for the years ended September 30, 2024 and 2023, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

King Eagle (China) and King Eagle (Tianjin) entered into multiple purchase and service commitments. As of September 30, 2024 and 2023, King Eagle (China) and King Eagle (Tianjin) had purchase and service commitments in an amount of $4,987 and $15,327, respectively.

NOTE 16 - SUBSEQUENT EVENT

In November 2024, King Eagle (Hangzhou) entered an agreement on transferring all the shares of Shanxi Limei Aosikang Hospital Management Co., Ltd. King Eagle (Hangzhou) have recouped the investment payment from Shanxi Limei Aosikang Hospital Management Co., Ltd in November 2024.

