Form 10-Q
period 2024-12-31
Kun Peng International Ltd.
filed 2025-02-14
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes ☐ No ☒

As of February 13, 2025, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		December 31,	September 30,
	Note	2024	2024
Assets
Current assets
Cash and cash equivalents		$207,391	82,184
Advance and prepayments	4	48,231	178,954
Other receivables	5	180,879	251,588
Inventory	6	18,138	15,700
Amount due from related parties	10	2,466	20,092
Total current assets		457,105	548,518

Noncurrent assets
Property and equipment, net	7	275,568	292,198
Intangible assets, net	8	2,437	2,548
Security deposits		15,494	16,116
Operating lease right-of-use assets	14	194,612	284,524
Finance lease right-of-use assets	14	250,914	309,445
Investment in associate held for sale		-	15,743
Others		9,704	10,094
Total noncurrent assets		748,729	930,668

Total assets		$1,205,834	$1,479,186

Liabilities
Current liabilities
Short-term borrowing	15	97,544	-
Trade and other payables		3,197,103	3,208,426
Deferred revenue	9	593,992	584,116
Payroll payable		169,569	120,310
Tax payable		114,760	128,297
Amounts due to related parties	10	4,122,415	4,069,413
Operating lease obligations, current portion	14	187,659	238,979
Finance lease obligations, current portion	14	172,202	196,879
Total current liabilities		8,655,244	8,546,420

Noncurrent liabilities
Operating lease obligations, net of current portion	14	-	44,622
Finance lease obligations, net of current portion		37,170	76,862
Total noncurrent liabilities		37,170	121,484

Total liabilities		$8,692,414	$8,667,904

Commitment and contingencies			-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and September 30, 2024	11	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of December 31, 2024 and September 30, 2024	11	40,000	40,000
Additional paid-in capital	11	420,606	349,356
Accumulated deficits		(8,420,078)	(7,774,600)
Accumulated other comprehensive income		482,029	200,368
Total stockholders’ equity		(7,477,443)	(7,184,876)
Non-controlling interests		(9,137)	(3,842)
Total equity		(7,486,580)	(7,188,718)

Total liabilities and equity		$1,205,834	$1,479,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three Months Ended December 31,
	Note	2024	2023

Revenue, net	12	$356,519	$562,158
Cost of revenue	12	(55,683)	(149,347)
Gross profit		300,836	412,811

Operating expenses
General and administrative expenses		652,433	547,819
Selling expense		346,489	431,988
Total operating expenses		998,922	979,807

Loss from operations		(698,086)	(566,996)

Other income:
Interest income		10	357
Other income		47,069	31,833
Total other income, net		47,079	32,190

Loss before income taxes		(651,007)	(534,806)

Income tax expense	13	-	-

Net loss		(651,007)	(534,806)
Less: Net loss attributable to non-controlling interest		(5,529)	(13,872)
Net loss attributable to Kun Peng International Ltd		(645,478)	(520,934)
Foreign currency translation adjustment		281,895	(145,966)
Comprehensive loss		(369,112)	(680,772)
Less: Comprehensive loss attributable to non-controlling interest		(5,295)	(14,117)
Comprehensive loss attributable to Kun Peng International Ltd		$(363,817)	$(666,655)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.002)	$(0.001)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	Deficits	income	equity	interest	equity
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)
Capital contribution	-	-	71,250	-	-	71,250	-	71,250
Net loss attributable to common stockholders	-	-	-	(645,478)	-	(645,478)	-	(645,478)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(5,529)	(5,529)
Foreign currency translation adjustment	-	-	-	-	281,661	281,661	234	281,895
Balance, December 31, 2024	400,000,000	$40,000	$420,606	$(8,420,078)	$482,029	$(7,477,443)	$(9,137)	$(7,486,580)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(520,934)	-	(520,934)	-	(520,934)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(13,872)	(13,872)
Foreign currency translation adjustment	-	-	-	-	(145,966)	(145,966)	(245)	(146,211)
Balance, December 31, 2023	400,000,000	$40,000	$597,801	$(6,324,096)	$280,775	$(5,405,520)	$(295,118)	$(5,700,638)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(651,007)	$(534,806)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,339	12,676
Amortization of right-of-use assets	127,435	79,962

Changes in operating assets and liabilities
Advance and prepayments	125,707	(85,784)
Trade receivables	-	(23,118)
Other receivables	79,040	(143,133)
Inventory	(3,090)	56,732
Trade payables	57,385	129,172
Other payables and accrual	20,710	129,702
Deferred revenue	32,913	(1,323,176)
Payroll payable	54,724	18,835
Amounts due to related parties	248,808	1,508,580
Tax payable	(2,499)	(46,090)
Operating lease liabilities	(88,601)	(83,160)
Net cash provided by (used in) operating activities	45,864	(303,608)

Cash flows from investing activities
Acquisition of property and equipment	(38,811)	(44,008)
Acquisition of intangible assets	(77)	-
Disposal an associate held for sale	27,818	-
Net cash used in investing activities	(11,070)	(44,008)

Cash flows from financing activities
Capital contribution	71,250	-
Proceeds from bank borrowings	99,033	-
Payment of finance lease liabilities	(57,528)	-
Net cash provided by financing activities	112,755	-

Effect of exchange rate changes on cash	(22,342)	10,379

Net change in cash and cash equivalents	125,207	(337,237)

Cash and cash equivalents, beginning balance	82,184	457,580

Cash and cash equivalents, ending balance	$207,391	120,343

Supplementary cash flows information:
Cash paid for interest	$-	-
Cash paid for income tax	$-	-

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

● 400,000,000 shares issued and outstanding as of December 31, 2024

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of December 31, 2024

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Commenced its operations in February 2024 and focuses on promoting and selling health screening devices

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in first half of 2025, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 17, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

King Eagle (Hangzhou) Health Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on July 18, 2024	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in August 2024

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

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”) was established on September 19, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.69 million (RMB 5 million). It was owned 95% by King Eagle VIE and 5% by Hunan Ant Doctor Health Service Co., Ltd. On July 19, 2024, King Eagle VIE acquired the 5% minority stake and King Eagle (Huai’an) is now 100% owned by King Eagle VIE. King Eagle (Huai’an) became fully operational in October 2023 and focuses on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”) was established on October 26, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Jiangsu province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Huai’an) commenced its operations in November 2023 and primarily focuses on marketing and selling physiotherapy equipment products.

Kun Zhi Jian (Shandong) Health Management Co., Ltd

Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shangdong)”) was established on January 30, 2024 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Shangdong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Shangdong) commenced its operations in February 2024 and focuses on promoting and selling health screening devices.

King Eagle (Hangzhou) Health Technology Co., Ltd

King Eagle (Hangzhou) Health Technology Co., Ltd (“King Eagle (Hangzhou)”) was established on July 18, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.1 million (RMB 1 million). The entity is located in Zhejiang province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. King Eagle (Hangzhou) commenced its operations of online sales in August 2024.

On August 8, 2024, King Eagle (Hangzhou) entered into certain agreements with Yunnan Linpingkang Pharmaceutical Co., Ltd, pursuant to which it purchased 40% of Shanxi Limei Aosikang Hospital Management Co., Ltd for the aggregate amount of $27,818 (RMB 200,000). On November 13, 2024, King Eagle (Hangzhou) entered into an agreement to transfer all of its shares of Shanxi Limei Aosikang Hospital Management Co., Ltd., for the aggregate amount of $27,818 (RMB 200,000) thereby recouping its investment.

Kun Pin Hui (Shandong) Trading Co., Ltd.

Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”) was established on November 23, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.4 million (RMB 3 million). The entity is located in Shandong province, PRC. It has been a wholly-owned subsidiary of King Eagle VIE since its acquisition by King Eagle VIE on April 7, 2024. Kun Pin Hui (Shandong) commenced operations in April 2024 and is engaged in the sale of health care related products and services.

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd (“Chengdu Wenjiang”) was established on February 1, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Sichuan province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Chengdu Wenjiang has not commenced operations as of the date of this report and is applying to the relevant authorities for the necessary permits to sell health care and medical services. There can be no assurance that such permits will be obtained.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2024 included in the Form 10-K filed with the SEC on January 14, 2025.

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the quarters ended December 31, 2024 and 2023 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the quarter ended December 31, 2024, the Company incurred cash inflows from operating activities of $45,864, the Company incurred a net loss of $651,007, and the Company had negative working capital of $8,198,139. For the fiscal year ended September 30, 2024, the Company incurred cash inflows from operating activities of $17,880, the Company incurred a net loss of $1,991,747, and the Company had negative working capital of $7,997,902. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help improve its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced its service agent service fee. Additionally, the Company obtained capital funding of approximately $1.5 million from a director to meet its working capital requirements. In order to continue as a going concern for the next 12 months, through Kun Zhi Jian Mini Program, the Company continues to explore additional revenue streams, leverage the health care expertise and technology with local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in the British Virgin Islands uses U.S. dollar. Our entities in the PRC and Hong Kong use the local currencies, Renminbi (RMB) and the Hong Kong Dollar (HKD), as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation.”

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

Translation adjustments included in accumulated other comprehensive gain amounted to $482,029 and $200,368 for the quarter ended December 31, 2024 and the fiscal year ended September 30, 2024, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of December 31, 2024 (Closing Rate)
United States dollar ($1)	7.7677	7.2993

For the three months ended December 31, 2024 (Average Rate)
United States dollar ($1)	7.7744	7.1896

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2024 (Closing Rate)
United States dollar ($1)	7.7693	7.0176

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the three month period ended December 31, 2023 (Average Rate)
United States dollar ($1)	7.8140	7.2247

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of December 31, 2024 and 2023, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and that we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards and detection kits.. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of December 31, 2024, there was no inventory located at third-party warehouses.

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

Intangible Assets

Intangible assets represent the licensing cost for trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over their estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2024 and 2023.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and 2023, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the quarters ended December 31, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as Research and Development on the Balance Sheet or presenting it as Research and Development expenses, we included these amounts in Employee Compensation and Benefit expenses within General and Administrative expenses for the quarters ended December 31, 2024 and 2023.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the quarters ended December 31, 2024 and 2023 were $346,489 and $431,988, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the quarters ended December 31, 2024 and 2023, we recorded marketing and promotional service fees to our service agents in an amount of $ 161,184 and $308,607, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As of December 31, 2024 and September 30, 2024, $306,922 (RMB 2,240,316) and $69,484 (RMB487,611), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See “Commitments and Contingencies” in Note 15. In meeting its liquidity requirements, the Company continues to focus on increasing its revenue through the sale of consumer health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the total revenue for the quarters ended December 31, 2024, and 2023.

For the quarter ended December 31, 2024, two major vendors accounted for 47.09% and 21.65% of the Company’s total cost of sales.

For the quarter ended December 31, 2023, three major vendors accounted for 33.3%, 12.6% and 11.6% of the Company’s total cost of sales.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation. This ASU clarifies how to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. The ASU is effective in reporting periods beginning after December 15, 2024, including interim periods within the fiscal year, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its condensed consolidated financial statements and disclosures.

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

Other than those disclosed above, management does not believe that any recently issued or recently issued but not yet adopted accounting pronouncements will have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Consulting Service Agreement

Pursuant to the terms of a certain Exclusive Consulting Service Agreement dated May 15, 2021, between King Eagle (China) and King Eagle (Tianjin) (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider to King Eagle (Tianjin) to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after King Eagle (Tianjin)’s profit before tax in the corresponding year deducts King Eagle (Tianjin)’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. King Eagle (Tianjin)agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from King Eagle (China). In addition, King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle (Tianjin)’s consent, but King Eagle (China) shall notify King Eagle (Tianjin) of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to the expiration.

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

Proxy Agreement

Pursuant to the terms of the Proxy Agreement dated on May 15, 2021, among King Eagle (China), and the shareholders of King Eagle (Tianjin) (the “Proxy Agreement”), the shareholders of King Eagle (Tianjin) have entrusted their voting rights as King Eagle (Tianjin)’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consent of the King Eagle (Tianjin) shareholders and King Eagle (China) or upon a 30-day notice by King Eagle (China).

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

Equity Pledge Agreement

Pursuant to the terms of certain Equity Pledge Agreement dated on May 15, 2021, among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Pledge Agreement”), the shareholders of King Eagle (Tianjin) pledged all of their equity interests in King Eagle (Tianjin) to King Eagle (China), including the proceeds thereof, to guarantee King Eagle (Tianjin)’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, an “Agreement,” collectively, the “Agreements”). If King Eagle (Tianjin) or its shareholders breach their respective contractual obligations under any Agreement, or cause to occur one of the events regarded as an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle (Tianjin). During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled.

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

As of the date of this Quarterly Report, King Eagle (Tianjin) has established six subsidiaries: King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd., Kun Zhi Jian (Huai’an) Technology Co., Ltd., Kun Zhi Jian (Shandong) Health Management Co., Ltd., Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd and King Eagle (Hangzhou) Health Technology Co., Ltd., on December 1, 2022, September 19, 2023, October 26, 2023, January 31, 2024, February 1, 2024 and July 18, 2024, respectively, in the PRC. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

Moreover, King Eagle (Tianjin) has agreed to subject the operations and management of its business to the full control of King Eagle (China) and King Eagle (Tianjin) will take King Eagle (China)’s advice on the appointment or dismissal of directors and employment, regular operation, and financial management. Accordingly, the Company consolidates the accounts of King Eagle (Tianjin) and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC, 810-10, “Consolidation.”

VIE Financial Information

Set forth below is the consolidated balance sheet information as of December 31, 2024 and September 30, 2024, and the consolidated statements of operations and cash flows for the three month periods ended December 31, 2024 and 2023, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”), King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”), King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”), Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”), Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shangdong)”), Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd (“Chengdu Wenjiang”), Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”), and King Eagle (Hangzhou) Health Technology Co., Ltd (“King Eagle (Hangzhou)”).

Consolidated Balance Sheet

As of December 31, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$732	$61	$206,598	$-	$207,391
Intercompany receivables-current	-	553,064	-	2,415,803	(2,968,867)	-
Total current assets	-	578,613	61	2,847,298	(2,968,867)	457,105
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	89,016	-	659,717	(34,164)	748,729
Total assets	34,160	667,629	61	3,507,015	(3,003,031)	1,205,834
Intercompany payables	1,129,508	1,806,395	931	92,490	(3,029,324)	-
Total current liabilities	1,129,508	2,014,217	993	8,539,850	(3,029,324)	8,655,244
Total non-current liabilities	-	-	-	37,170	-	37,170
Total liabilities	1,129,508	2,014,217	993	8,577,020	(3,029,324)	8,692,414
Total shareholders’ equity	(1,095,348)	(1,346,588)	(932)	(5,060,868)	26,293	(7,477,443)
Non-controlling interests	-	-	-	(9,137)	-	(9,137)
Total equity	(1,095,348)	(1,346,588)	(932)	(5,070,005)	26,293	(7,486,580)
Total liabilities and equity	$34,160	$667,629	$61	$3,507,015	$(3,003,031)	$1,205,834

As of September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$981	$71	$81,132	$-	$82,184
Intercompany receivables-current	-	531,169	-	2,316,724	(2,847,893)	-
Total current assets	-	564,532	71	2,831,808	(2,847,893)	548,518
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	145,641	-	785,031	(34,164)	930,668
Total assets	34,160	710,173	71	3,616,839	(2,882,057)	1,479,186
Intercompany payables	970,159	1,846,491	969	51,757	(2,869,376)	-
Total current liabilities	994,159	2,071,841	1,033	8,344,402	(2,865,015)	8,546,420
Total non-current liabilities	-	-	-	121,484	-	121,484
Total liabilities	994,159	2,071,841	1,033	8,465,886	(2,865,015)	8,667,904
Total shareholders’ equity	(959,999)	(1,239,530)	(962)	(4,967,444)	(16,941)	(7,184,876)
Non-controlling interests	-	(122,138)	-	118,397	(101)	(3,842)
Total equity	(959,999)	(1,361,668)	(962)	(4,849,047)	(17,042)	(7,188,718)
Total liabilities and equity	$34,160	$710,173	$71	$3,616,839	$(2,882,057)	$1,479,186

Condensed Consolidated Statements of Operations Data

	Three Months Ended December 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$356,519	$-	$356,519
Intercompany revenue	-	137,778	-		(137,778)	-
Cost of revenue and related tax	-	225	-	55,458	-	55,683
Gross profit	-	137,553	-	301,061	(137,778)	300,836
Total operating expenses	135,349	175,744	7	687,822	-	998,922
Intercompany operating expenses	-	-	-	137,778	(137,778)	-
Loss from operations	(135,349)	(38,191)	(7)	(524,539)	-	(698,086)
Other (expense) income		(362)		45,407	2,034	47,079
Loss before income taxes	(135,349)	(38,553)	(7)	(479,132)	2,034	(651,007)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(135,349)	$(38,553)	$(7)	$(479,132)	$2,034	$(651,007)

Condensed Consolidated Statements of Operations Data

	Three Months Ended December 31, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$562,158	$-	$562,158
Intercompany revenue	-	235,043	-	-	(235,043)	-
Cost of revenue and related tax	-	466	-	148,881	-	149,347
Gross profit	-	234,577	-	413,277	-	412,811
Total operating expenses	61,724	210,413	7	707,663	-	979,807
Intercompany operating expenses	-	-	-	235,043	(235,043)	-
(Loss) income from operations	(61,724)	24,164	(7)	(529,429)	-	(566,996)
Other income (expense)	-	32	(7)	32,165	-	32,190
(Loss) income before income taxes	(61,724)	24,196	(14)	(497,264)	-	(534,806)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(61,724)	$24,196	$(14)	$(497,264)	$-	$(534,806)

Condensed Consolidated Schedules of Cash Flows

	Three Months Ended December 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(135,349)	$(38,553)	$(7)	$(479,132)	$2,034	$(651,007)
Intercompany receivables	-	(43,042)	-	(340,911)	383,953	-
Intercompany payables	159,349	34,202	-	192,559	(386,110)	-
Net cash provided by (used in) operating activities	-	1,308	(7)	44,686	(123)	45,864

Net cash (used in) provided by investing activities	-	-	-	(53,507)	42,437	(11,070)

Net cash provided by (used in) financing activities	-	-	-	153,487	(40,732)	112,755

Effect of exchange rate fluctuation on cash	$-	$(1,557)	$(3)	$(19,199)	$(1,583)	$(22,342)

	Three Months Ended December 31, 2023
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(61,724)	$24,196	$(14)	$(497,264)	$-	$(534,806)
Intercompany receivables	-	(6,228)	-	(239,717)	245,945	-
Intercompany payables	100,424	13,852	69	132,278	(246,623)	-
Net cash (used in) provided by operating activities	-	(2,368)	55	(300,617)	(678)	(303,608)
					-
Net cash used in investing activities	-	-	-	(44,008)	-	(44,008)

Effect of exchange rate fluctuation on cash	$-	$2,359	$9	$7,333	$678	$10,379

The Company consolidated its VIE as of December 31, 2024 and September 30, 2024. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	December 31, 2024	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$206,598	$81,132
Trade receivable – intercompany	2,415,803	2,316,724
Advance and prepayments	23,899	147,091
Other receivables – third parties	180,394	251,069
Inventory	18,138	15,700
Amount due from a related party	2,466	20,092
Total current assets	2,847,298	2,831,808

Noncurrent assets
Property and equipment, net	260,858	265,141
Intangible assets, net	76	-
Investment in associate held for sale	-	15,743
Operating lease right-of-use assets	147,869	504,147
Finance lease right-of-use assets	250,914	-
Total noncurrent assets	659,717	785,031
Total assets	$3,507,015	$3,616,839

Liabilities
Current liabilities
Short-term borrowing	97,544	-
Trade payables	$1,953,544	$1,952,026
Other payables and accrual	1,204,182	1,194,683
Deferred revenue	593,992	584,116
Intercompany payables	92,490	51,757
Payroll payable	128,369	93,391
Tax payable	110,679	119,291
Amounts due to related parties	4,040,215	3,998,164
Operating lease obligations-current portion	146,633	154,095
Finance lease obligations-current portion	172,202	196,879
Total current liabilities	8,539,850	8,344,402

Noncurrent liabilities
Operating lease obligations-noncurrent portion	-	44,622
Finance lease obligations-noncurrent portion	37,170	76,862
Total noncurrent liabilities	37,170	121,484

Total liabilities	8,577,020	8,465,886

Commitment and contingencies		-

Equity
Additional paid-in capital	762,956	389,356
Accumulated deficits	(5,939,805)	(5,466,201)
Accumulated other comprehensive income	115,981	109,401
Total stockholders’ equity	(5,060,868)	(4,967,444)
Non-controlling interests	(9,137)	118,397

Total equity	(5,070,005)	(4,849,047)

Total liabilities and equity	$3,507,015	$3,616,839

The operating results of the VIE were as follows:

	Three Months Ended December 31,
	2024	2023

Revenue, net	$356,519	$562,158
Cost of revenue	(55,458)	(148,881)
Gross profit	301,061	413,277

Operating expenses
General and administrative expenses	363,552	293,229
Selling expense	462,048	649,477
Total operating expenses	825,600	942,706

Loss from operations	(524,539)	(529,429)

Other income:
Interest income	10	354
Other income	45,397	31,811
Total other income, net	45,407	32,165

Loss before income taxes	(479,132)	(497,264)

Income tax expense	-	-

Net loss	(479,132)	(497,264)
Less: Net loss attributable to non-controlling interest	(5,529)	(13,872)
Net loss attributable to Kun Peng International Ltd	$(473,603)	$(483,392)

The cash flows of the VIE were as follows:

	Three Months Ended December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(479,133)	$(497,264)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	32,774	420
Amortization of right-of-use assets	87,218	21,253

Changes in operating assets and liabilities
Advance and prepayments	119,310	(70,627)
Trade receivable - third parties	-	(23,118)
Trade receivable - intercompany	(123,715)	(65,947)
Other receivables - third parties	44,664	(123,313)
Other receivable-related parties	34,362	-
Other receivables - intercompany	(217,196)	(173,770)
Inventory	(3,090)	56,732
Trade payable - third parties	54,231	129,172
Trade payable - intercompany	168,588	72,175
Other payables and accrual - third parties	44,701	176,655
Other payables and accrual - intercompany	23,971	60,103
Deferred revenue	32,913	(1,323,176)
Payroll payable	39,171	21,502
Amounts due to related parties	234,899	1,508,580
Tax payable	(2,108)	(45,660)
Lease liabilities	(46,874)	(24,334)
Net cash provided by (used in) operating activities	44,686	(300,617)

Cash flows from investing activities
Purchase of equipment	(38,811)	(44,008)
Acquisition of intangible assets	(77)	-
Disposal of an associate held for sale	27,818	-
Investment in subsidiary	(42,437)	-
Net cash used in investing activities	(53,507)	(44,008)

Cash flows from financing activities
Capital contribution	111,982	-
Proceeds from bank borrowings	99,033	-
Payment of finance lease liabilities	(57,528)	-
Net cash provided by financing activities	153,487	-

Effect of exchange rate changes on cash	(19,199)	7,333

Net change in cash and cash equivalents	125,467	(337,292)

Cash and cash equivalents, beginning balance	81,132	447,117

Cash and cash equivalents, ending balance	$206,599	$109,825

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	December 31,	September 30,
	2024	2024

Prepaid rent and building management and utilities	$7,402	$13,200
Prepaid supplies(1)	15,931	49,495
Prepaid income tax	5,024	5,226
Prepaid professional services(2)	14,362	104,742
Prepaid others	5,512	6,291
Total prepayments	$48,231	$178,954

(1)	As of December 31, 2024 and September 30, 2024, the Company had prepaid supplies of $15,931 and $49,495, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of September 30, 2024, the ending balance of prepaid professional services represented $104,742 for the legal service fee for our PRC entities. The legal service fee will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2024.

As of December 31, 2024, the ending balance of prepaid professional services included $9,133, $3,996, and $1,233 for the legal service fee, advertising fee and bookkeeping fee for our PRC entities. The legal service fees will be amortized to general and administrative expenses using the straight-line period over the service periods of January and February 2025. The advertising fee and bookkeeping fee will be recognized in the Company’s consolidated statement of operations and comprehensive loss when the related services are performed.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	December 31,	September 30,
	2024	2024

Deposits	$127,091	$136,119
Advance to employees	542	42,894
Advance to third-party company	35,470	34,912
Others	17,776	37,663
Total other receivables, net	$180,879	$251,588

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

Advance to third-party company represents funds provided to a third-party company for rental fee and deposit.

NOTE 6 - INVENTORY

Inventory consisted of the following:

	December 31,	September 30,
	2024	2024

Finished goods	$18,138	$15,700
Total	$18,138	$15,700

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	September 30,
	2024	2024

Leasehold improvements	$198,711	$199,563
Furniture and fixtures	6,961	4,755
Computer equipment	308,136	291,386
Office equipment	6,591	5,822
Subtotal	520,399	501,526
Less: accumulated depreciation	(244,831)	(209,328)
Total property and equipment, net	$275,568	$292,198

Depreciation expense was $44,246 and $12,586 for the three months ended December 31, 2024 and 2023, respectively.

NOTE 8 - INTANGIBLE ASSETS

	December 31,	September 30,
	2024	2024

Trademarks	$3,629	$3,692
Subtotal	3,629	3,692
Less: accumulated amortization	(1,192)	(1,144)
Total intangible assets, net	$2,437	$2,548

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,045, $1,343, $548, $35, $46, $83 and $79 will expire in July 2031, April 2031, April 2032, September 2032, October 2032, March 2033 and August 2034, respectively.

Amortization expense was $93 and $90 for the three months ended December 31, 2024 and 2023, respectively.

NOTE 9 - DEFERRED REVENUE

	December 31,	September 30,
	2024	2024

Advance payments from customers	$593,992	$584,116
Total deferred revenue	$593,992	$584,116

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of December 31, 2024 and September 30, 2024, the Company had total deferred revenue of $593,992 and $584,116, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Acquisition of Kun Pin Hui (Shandong) Trading Co. Ltd.

On April 3, 2024, King Eagle (Tianjin) entered into a Share Transfer Agreement (the “Share Purchase Agreement”) with Zhandong Fan and Yuanyuan Zhang for the acquisition of all the subscribed shares of Kun Pin Hui (Shandong) Trading Co. Ltd.

Pursuant to the Share Purchase Agreement, King Eagle (Tianjin) agreed to acquire all of the subscribed capital of Kun Pin Hui (Shandong), amounting to $0.4 million (RMB 3 million), for an aggregate consideration of $0.28 (RMB 2). Zhandong Fan (the holder of 95% of the shares of Kun Pin Hui (Shandong)) and Yuanyuan Zhang (the holder of 5% of the shares of Kun Pin Hui (Shandong)), both of whom are shareholders of King Eagle (Tianjin), transferred their shares for consideration of $0.14 (RMB 1)

The acquisition closed on April 7, 2024. As of December 31, 2024, King Eagle (Tianjin) had paid $3,698 (RMB27,000) of the registered capital.

Amounts due from related parties

Amounts due from related parties mainly represent monies advanced to officers or employees for daily operating expenses that are anticipated to be incurred by our officers and employees on behalf of the Company. The advances are required to be repaid in cash within a year.

Amounts due from related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	December 31, 2024	September 30, 2024
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	$-	$7,125
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	-	7,125
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a shareholder of King Eagle (Tianjin)	Input VAT, offset once invoice was issued	822	5,842
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Input VAT, offset once invoice was issued	1,644	-
Total			$2,466	$20,092

Amounts due to related parties

Amounts due to related parties are payables arising from transactions between the Company and related parties, such as payments of agency service charges to a related company, payments of operating expenses by such related parties on behalf of our entities in the PRC, and funding to meet working capital requirements. The payables owed to the related parties are interest free, unsecured, and repayable on demand.

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	December 31, 2024	September 30, 2024
Ms. Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,582,576	$2,686,246
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	246,599	260,773
Mr. Richun Zhang	Chief Executive Officer and Director	Operational support to King Eagle (Tianjin) to meet its working capital requirements	337,293	234,981
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	123,941	121,094
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,329	3,847

Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,699	3,847
Mr. Cairong Ji	Legal representative of King Eagle (Hangzhou)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	18,029	2,391
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	803,332	753,455
Beijing Paiyue Technology Co., LTD	100% held by Mr. Zhizhong Wang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	4,617	2,779
Total			$4,122,415	$4,069,413

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

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of December 31, 2024 and September 30, 2024.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of December 31, 2024 and September 30, 2024, respectively. The issued and outstanding shares of common stock were 400,000,000 as of December 31, 2024 and September 30, 2024, respectively.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2024, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,313,763 , $2,417,624 and $932, respectively. As of September 30, 2024, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,327,000, $2,539,081 and $962, respectively. Accordingly, the Company did not accrue statutory reserve funds as of December 31, 2024 and September 30, 2024.

NOTE 12- REVENUE

Revenue:

The following tables present disaggregated revenues for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023

Retail product sales	$78,457	$506,333
Wholesale product sales	-	1,805
Commissions	-	11,046
Equipment services	278,062	8,668
Training	-	34,306
Total	$356,519	$562,158

	Three Months Ended December 31,
	2024	2023

Performance obligations satisfied at a point in time	$78,457	$553,490
Performance obligations satisfied over time	278,062	8,668
Total	$356,519	$562,158

Cost of revenue:

We disaggregated our cost of revenue for the three months ended December 31, 2024 and 2023 as follows:

	Three Months Ended December 31,
	2024	2023

Retail	$12,087	$123,135
Wholesale	-	919
Equipment service fees	43,596	4,987
Training fees	-	20,306
Total	$55,683	$149,347

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2024 and 2023.

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

KP (Hong Kong) did not earn any income that was derived in Hong Kong for the three months ended December 31, 2024 and 2023, and, therefore, KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

Three Months Ended December 31,
	2024	2023
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Three Months Ended December 31,
	2024	2023
Loss before income tax expense	$(651,007)	$(534,806)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.2%	3.5%
Tax effect of non-deductible expenses	(0.1)%	(2.2)%
Change in valuation allowance	(24.1)%	(22.3)
Effective tax rate	0.0%	0.0%

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

As of December 31, 2024 and September 30, 2024, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 14 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities, automobiles and employee accommodation and finance lease for equipment for revenue service. The Company classified the equipment for revenue service as finance lease as the lessor will transfer the ownership of equipment for revenue service to the Company by the end of the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognized lease expense on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognized the finance leases ROU assets and interest on an amortized cost basis.

The following table provides a summary of leases as of December 31, 2024 and September 30, 2024:

Assets/liabilities	Classification	December 31, 2024	September 30, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$194,612	$284,524
Finance lease right-of-use assets	Finance lease assets	250,914	309,445
Total lease assets		$445,526	$593,969

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$187,659	$238,979
Finance lease liability - current	Current finance lease liabilities	172,202	196,879
		359,861	435,858
Long-term
Operating lease liability – net of current portion	Long-term finance lease liabilities	$-	$44,622
Finance lease liability – net of current portion	Long-term operating lease liabilities	37,170	76,862
		37,170	121,484
Total lease liabilities		$397,031	$557,342

The operating lease expense for the three months ended December 31, 2024 and 2023 was as follows:

		Three Months Ended December 31,
Lease cost	Classification	2024	2023
Operating lease cost
Lease expenses – short-term	General and administrative	$9,299	$-
Lease expenses	General and administrative	82,297	77,156
Finance lease cost
Amortization of leased asset	Cost of sales	47,300	-
Interest on lease liabilities	Other expense - other	2,902	-
Total lease cost		$141,798	$77,156

Maturities of operating lease and finance lease liabilities as of December 31, 2024 were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$190,703	$177,947
2026	-	37,422
Thereafter	-	-
Total lease payments	190,703	215,369
Less: Interest	(3,044)	(5,997)
Present value of lease payments	$187,659	$209,372

Maturities of operating lease and finance lease liabilities as of September 30, 2024, were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$244,243	$205,103
2026	44,887	77,848
Thereafter	-	-
Total lease payments	289,130	282,951
Less: Interest	(5,529)	(9,210)
Present value of lease payments	$283,601	$273,741

Supplemental information related to operating leases and finance leases was as follows:

	Three Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$146,129	$83,160
Weighted average remaining operating lease term	1.11 year	1.3 years
Weighted average remaining finance lease term	1.31 year	-
Weighted average discount rate for operating lease	4.64%	4.30%
Weighted average discount rate for finance lease	4.75%	-

Amortization expense was $127,435 and $79,962 for the three months ended December 31, 2024 and 2023, respectively.

NOTE 15 - SHORT-TERM BORROWING

	Loan period	Interest rate	December 31, 2024	September 30, 2024
China Construction Bank Co., LTD. Beijing Mentougou Branch	December 19, 2024 to December 19, 2025	3.86%	$97,544	$-
Short-term borrowing			$97,544	$-

The loans were guaranteed by a shareholder.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of December 31, 2024 and September 30, 2024, we had purchase and service commitments in an amount of $56,101 and $4,987, respectively.

NOTE 17 - SUBSEQUENT EVENT

In January 2025, King Eagle (Tianjin) entered into an agreement to transfer 55% of the outstanding shares of King Eagle (Hangzhou). The transaction, which was completed on January 17, 2025, resulted in King Eagle (Hangzhou) becoming an associate instead of a subsidiary of King Eagle (Tianjin).

As of December 31, 2024, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fill customer orders through our outsourced networks. As of February 10, 2025, December 31, 2024 and September 30, 2024, King Eagle Mall had approximately 5,669 members.

We also operate customer service centers with which our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented a new online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health conditions, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of February 10, 2025 and December 31, 2024, our new online platform had approximately 2,422 and 2,394 members, respectively.

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

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see Note 3 - Variable Interest Entities - “VIE” Agreements. The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our condensed consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the three months ended December 31, 2024 included in this report.

Financial Operations Overview

Results of operations for the three months ended December 31, 2024 and 2023

	Three Months Ended December 31,
	2024		2023
	Amount	% of revenue	Amount	% of revenue

Revenues	$356,519	100.0%	562,158	100.0%
Cost of revenues	55,683	15.6	149,347	26.6
Gross profit	300,836	84.4	412,811	73.4
Operating expenses:
General and administrative expenses	652,433	183.0	547,819	97.4
Selling expense	346,489	97.2	431,988	76.8
Total operating expenses	998,922	280.2	979,807	174.2
Loss from operations	(698,086)	(195.8)	(566,996)	(100.8)
Other income	47,079	13.2	32,190	5.7
Loss before income taxes	(651,007)	(182.6)	(534,806)	(95.1)
Income tax expense	-	-	-	-
Net loss	$(651,007)	(182.6)%	(534,806)	(95.1)%

Revenues

For the three months ended December 31, 2024 and 2023, revenues amounted to $356,519 and $562,158, respectively.

The following tables present disaggregated revenues for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023

Retail product sale	$78,457	$506,333
Wholesale product sale	-	1,805
Commission	-	11,046
Equipment service	278,062	8,668
Training	-	34,306
Total	$356,519	$562,158

	Three Months Ended December 31,
	2024	2023

Performance obligations satisfied at a point in time	$78,457	$553,490
Performance obligations satisfied over time	278,062	8,668
Total	$356,519	$562,158

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

We have developed more revenue streams since December 2023: (i) commission revenue, generating through the Mini Program by selling health care instruments on behalf of third parties on a commission basis; (ii) equipment service revenue, generating through providing cards for medical consultation service online and selling prepaid cards to our customers for the use of card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center; (iii) training revenue, generating through offering training program provided by a local health care service team; and (iv) technical service revenue, generating through promoting vendors’ products or businesses on online platform.

We recognized commission revenue upon the completion of delivery of the sales order to the end customer. We recognized the equipment service revenue upon the completion of medical consultation service and consuming the prepaid cards. We recognized training revenue upon completion of training sessions by our customers. We recognized technical service revenue upon the completion of promoting vendors’ products or businesses on our platform.

Compared to the three months ended December 31, 2023, we generated $356,519 or 36.6% lower revenue for the same period in 2024 due to the substantially sharp decrease in Retail. For the three months ended December 31, 2024, we focused our business on equipment services. The market for health care equipment has potential growth in the future as more and more people looking for professional health care assistance after COVID-19.

Cost of revenue

Our cost of revenue for the three months ended December 31, 2024 was $55,683 or 62.72% decrease over our cost of revenue for the three month period ended December 31, 2023 of $149,347. This primarily included the purchase of consumer health care and health related household products from our suppliers and payments of maintaining health screening equipment and training fees to our third-party trainers. During the quarter ended December 31, 2024, we made our retail product sales through our King Eagle Mall and Kun Zhi Jian Mini Program. We also offered equipment service through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

We incurred a higher cost of revenue related to our equipment service revenue for the three months ended December 31, 2024 compared to the same period in 2023 because we generated significantly equipment service revenue from selling prepaid cards during the three months ended December 31, 2024 as discussed above.

We disaggregated our cost of revenue for the three months ended December 31, 2024 and 2023 as follows:

	Three Months Ended December 31,
	2024	2023

Retail	$12,087	$123,135
Wholesale	-	919
Equipment service fee	43,596	4,987
Training fee	-	20,306
Total	$55,683	$149,347

Gross profit

	Three Months Ended December 31,
	2024		2023

Retail product sales	$66,370	84.6%	383,198	75.7%
Wholesale product sales	-	-	886	49.1
Commissions	-	-	11,046	100.0
Equipment service	234,466	84.3	3,681	42.5
Training	-	-	14,000	40.8
Total	$300,836	84.4%	412,811	73.4%

For the three months ended December 31, 2024 and 2023, our overall gross profit and margin was $300,836 or 84.4%, and $412,811 or 73.4%, respectively. Our gross profit or margin for the equipment service for the three months ended December 31, 2024 was significantly higher than that for the same period in 2023. When our new online platform, Kun Zhi Jian, was launched in October 2022, we refocused on selling dietary supplements, prepaid health screening cards, and physiotherapy equipment to our retail customers which have higher profit margins.

The gross margins for our commission, equipment service, and training for the three months ended December 31, 2024 were nil, 84.3%, and nil, respectively. As we introduced these four additional revenue streams in or after November 2023, the gross margins for these revenue streams were 100.0%, 42.5%, and 40.8%, respectively, for the same period in 2023.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expense. For the three months ended December 31, 2024 and 2023, our total operating expenses were $998,922 and $979,807, respectively. The slight increase in operating expenses for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was primarily due to an increase of $104,614 in general and administrative expenses offset by a decrease of $85,499 in selling expenses.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2024 and 2023 were $652,433 and $547,819, respectively. Our general and administrative expenses for the three months ended December 31, 2024 and 2023 were comprised of the following:

	Three Months Ended December 31,
	2024	2023
Employee compensation and benefits	$213,023	$163,578
Office rent and building management	98,607	91,436
Office supplies and meeting	4,072	13,773
Professional services fee	279,395	149,895
Travel, transportation, and gasoline	10,184	46,591
Meals and entertainment	11,930	53,855
Depreciation and amortization	22,850	11,958
Others	12,372	16,733
Total	$652,433	$547,819

The increase in general and administrative expenses during the three month period ended December 31, 2024 by $104,614 was triggered by increases in employee compensation and benefits of $49,445 and professional service fees of $129,500, and offset by decreases in meals and entertainment of $41,925 and in travel, transportation, and gasoline of $36,407. The increase in employee compensation and benefits was due to more subsidiaries operating during the three months ended December 31, 2024. The increase in professional service fees resulted from more outsourcing, which also resulted in decreased in-house expenditures for travel, transportation, and gasoline and for meals and entertainment.

Selling expense

Selling expenses for the three months ended December 31, 2024 and 2023 were $346,489 and $431,988, respectively. Our selling expenses for the three months ended December 31, 2024 and 2023 were comprised of the following:

	Three Months Ended December 31,
	2024	2023
Service agents	$161,184	308,607
Employee compensation and benefit	74,949	67,472
Rental for equipment	54,950	-
Office supplies and meeting	23,125	35,958
Travel, transportation and gasoline	5,543	15,265
Meals and entertainment	1,505	3,290
Depreciation and amortization	17,255	299
Advertising	7,978	1,097
Total	$346,489	431,988

The decrease in selling expenses for the three months ended December 31, 2024 was primarily driven by a decrease in service agent fees of $147,423, offset by an increase in equipment rental of $54,950. To further streamline our selling costs, we no longer engaged external customer support services; however, we rented several pieces of health care equipment for promotional activities during the three months ended December 31, 2024.

Other income

Other income primarily included bank interest income, government grants, investment income from cooperative enterprise, and foreign exchange gain or loss. Our other income for the three months ended December 31, 2024 and 2023 was $47,079 and $32,190, respectively. During the three months ended December 31, 2023, we recognized government grants from the City of Tianjin of $31,817. We recognized a $36,525 gain on write-offs of long-term payables and a $14,486 gain on the disposal of an associated company for the three month period ended December 31, 2024.

Income tax expense

For both the three month periods ended December 31, 2024 and 2023, the income tax expense of the Company was nil. Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

Net loss

As a result of the factors discussed above, for the three months ended December 31, 2024 and 2023, our net loss amounted to $651,007 and $534,806, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain of $281,895 and loss of $145,966 for the three months ended December 31, 2024 and 2023, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

We recognized a comprehensive loss of $369,112 for the three months ended December 31, 2024 compared to a comprehensive loss of $680,772 for the same period in 2023.

Liquidity and capital resources

As of December 31, 2024 and September 30, 2024, we had a cash and cash equivalents balance of $207,391 and $82,184, respectively.

For the three months ended December 31, 2024, net cash provided by operating activities totaled $40,503. Operating cash outflow was mainly attributable to our net loss of $651,007 and a decrease in operating lease liabilities of $88,601, partially offset by an increase in amounts due to related parties of $248,808 and other payable from third parties of $79,040.

Net cash used in investing activities totaled $11,070 and was related to the purchase of property, plant and equipment of $38,811 and the purchase of an intangible asset of $77, offset by the disposal of an associated company of $27,818 during the three months ended December 31, 2024.

Net cash provided by financing activities totaled $ 112,755 and was related to a capital contribution of $71,250 and proceeds from bank borrowings of $99,033, offset by the payment of finance lease liabilities of $57,528 during the three months ended December 31, 2024.

The effect of exchange rate change on cash totaled $16,981. The resulting change in cash for the period was an increase of $125,207.

For the three months ended December 31, 2023, net cash used in operating activities totaled $303,608. Operating cash outflow was mainly attributable to our net loss of $534,806 and a decline in customer advances of $1,323,176, offset by a decrease in inventory of $56,732 and the receipt of an advance from a related party of $1,508,580.

There was no financial activity during the three months ended December 31, 2023.

The effect of exchange rate change on cash totaled $10,379. The resulting change in cash for the period was a decrease of $337,237.

The following table sets forth a summary of changes in our working capital as of December 31, 2024 and September 30, 2024:

	December 31,	September 30,
	2024	2024

Current Assets	$457,105	$548,518
Current Liabilities	8,655,244	8,546,420
	$(8,198,139)	$(7,997,902)

We require cash of approximately $7.3 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of December 31, 2024 and September 30, 2024, we had received customer advances in the amount of approximately $0.6 million and $0.6 million, respectively. We anticipate that the majority of the revenue will be recognized in fiscal year 2025. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant commercial laws or regulations. Additionally, we had an approximately $0.05 million and $0.3 million commitment related to purchase and service agreements as of December 31, 2024 and September 30, 2024, respectively.

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

Going Concern Consideration

The financial statements included in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the three months ended December 31, 2024, the Company experienced cash inflows from operating activities of $45,864, incurred a net loss of $651,007, and had negative working capital of $8,198,139. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its overhead costs. For example, it reduced lease payments and decreased office supplies expense. Additionally, the Company obtained capital funding of approximately $0.6 million from its shareholders to meet its working capital requirements. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers through Kun Zhi Jian, an online platform launched in October 2022, streamlining its overhead costs, or obtaining financing or capital funding from its stockholders or directors. In November 2023, the Company launched Kun Zhi Jian Mini Program. The Company leveraged the health care expertise and technology with local health care service providers, offered health screening and monitoring at the Kun Zhi Jian customer service center, and promoted health care supplements and products to its customers and members. However, the Company cannot provide any assurance that it will be able to increase revenue, or that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2024:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$187,659	$-	$-	$-	$187,659
Finance lease obligations	172,202	37,170	-	-	172,202
Short-term borrowing	97,544	-	-	-	97,544
Purchase and service agreements	56,101	-	-	-	56,101

Total contractual obligations	$513,506	$37,170	$-	$-	$550,676

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements in the Company’s Form 10-K for the fiscal year ended September 30, 2024 previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements in the Company’s Form 10-K for the fiscal year ended September 30, 2024 previously filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended December 31, 2024, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

KUN PENG INTERNATIONAL LTD

Date: February 14, 2025	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: February 14, 2025	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

