Form 10-Q
period 2025-03-31
Kun Peng International Ltd.
filed 2025-05-15
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 15, 2025, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		March 31,	September 30,
	Note	2025	2024
Assets
Current assets
Cash and cash equivalents		$27,379	$82,184
Advance and prepayments	4	32,740	178,954
Other receivables	5	171,337	251,588
Inventory	6	14,071	15,700
Amount due from related parties	10	82,682	20,092
Total current assets		328,209	548,518

Noncurrent assets
Property and equipment, net	7	193,708	292,198
Intangible assets, net	8	2,397	2,548
Security deposits		15,585	16,116
Operating lease right-of-use assets	14	15,063	284,524
Finance lease right-of-use assets	14	205,803	309,445
Investment in associate held for sale		33,754	15,743
Others		9,761	10,094
Total noncurrent assets		476,071	930,668

Total assets		$804,280	$1,479,186

Liabilities
Current liabilities
Short-term borrowing	15	98,116	-
Trade and other payables		3,560,393	3,208,426
Deferred revenue	9	493,589	584,116
Payroll payable		104,995	120,310
Tax payable		116,076	128,297
Amounts due to related parties	10	4,117,163	4,069,413
Operating lease obligations, current portion	14	4,400	238,979
Finance lease obligations, current portion	14	163,013	196,879
Total current liabilities		8,657,745	8,546,420

Noncurrent liabilities
Operating lease obligations, net of current portion	14	-	44,622
Finance lease obligations, net of current portion		-	76,862
Total noncurrent liabilities		-	121,484

Total liabilities		$8,657,745	$8,667,904

Commitment and contingencies			-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and September 30, 2024	11	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of March 31, 2025 and September 30, 2024	11	40,000	40,000
Additional paid-in capital	11	278,834	349,356
Accumulated deficits		(8,612,955)	(7,774,600)
Accumulated other comprehensive income		440,656	200,368
Total stockholders’ equity		(7,853,465)	(7,184,876)
Non-controlling interests		-	(3,842)
Total equity		(7,853,465)	(7,188,718)

Total liabilities and equity		$804,280	$1,479,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three Months Ended March 31,		Six Months Ended March 31,
	Note	2025	2024	2025	2024

Revenue, net		$609,285	$364,508	$965,804	$926,666
Cost of revenue		(98,605)	(99,456)	(154,288)	(248,383)
Gross profit		510,680	265,052	811,516	678,283

Operating expenses
General and administrative expenses		312,614	528,457	965,047	1,076,276
Selling expense		512,908	320,226	859,397	752,214
Total operating expenses		825,522	848,683	1,824,444	1,828,490

Loss from operations		(314,842)	(583,631)	(1,012,928)	(1,150,207)

Other income (expenses):
Interest income		12	22	22	379
Other (expenses) income		(4,182)	(462)	42,887	31,371
Share of profit from investment in associate		(21,444)	-	(21,444)	-
Gain from investment		147,579	-	147,579	-
Total other income (expenses), net		121,965	(440)	169,044	31,750

Loss before income taxes		(192,877)	(584,071)	(843,884)	(1,118,457)

Income tax expense	11	-	13,364	-	13,364

Net loss		(192,877)	(597,435)	(843,884)	(1,131,821)
Less: Net loss attributable to non-controlling interest		-	(20,434)	(5,529)	(34,306)
Net loss attributable to Kun Peng International Ltd		(192,877)	(577,001)	(838,355)	(1,097,515)
Foreign currency translation adjustment		(41,427)	97,909	240,468	(48,057)
Comprehensive loss		(234,304)	(499,526)	(603,416)	(1,179,878)
Less: Comprehensive loss attributable to non-controlling interest		(54)	(20,434)	(5,349)	(34,306)
Comprehensive loss attributable to Kun Peng International Ltd		$(234,250)	$(479,092)	$(598,067)	$(1,145,572)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.000)	$(0.001)	$(0.002)	$(0.003)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	Deficits	income	equity	interest	equity
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)
Capital contribution	-	-	(70,522)	-	-	(70,522)	-	(70,522)
Net loss attributable to common stockholders	-	-	-	(838,355)	-	(838,355)	-	(838,355)
Disposal of a subsidiary	-	-	-	-	-	-	9,191	9,191
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(5,529)	(5,529)
Foreign currency translation adjustment	-	-	-	-	240,288	240,288	180	240,468
Balance, March 31, 2025	400,000,000	$40,000	$278,834	$(8,612,955)	$440,656	$(7,853,465)	$-	$(7,853,465)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(1,097,515)	-	(1,097,515)	-	(1,097,515)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(34,306)	(34,306)
Foreign currency translation adjustment	-	-	-	-	(48,057)	(48,057)	64	(47,993)
Balance, March 31,2024	400,000,000	$40,000	$597,801	$(6,900,677)	$378,684	$(5,844,192)	$315,243	$(6,199,435)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(843,884)	$(1,131,821)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	88,625	33,989
Amortization of right-of-use assets	235,413	164,365
Share of profit from investment in associate	21,444	-
Gain on investment of a subsidiary	(147,579)	-

Changes in operating assets and liabilities
Advance and prepayments	140,820	(102,855)
Trade receivables	-	(12,516
Other receivables	83,790	(236,019)
Inventory	1,116	67,134
Trade payables	1,828,116	195,018
Other payables and accrual	1,234,126	454,872
Deferred revenue	(67,624)	(1,235,253)
Payroll payable	16,003	33,623
Amounts due to related parties	(2,458,960)	1,535,989
Tax payable	(158)	(59,276)
Lease liabilities	(134,958)	(97,258)
Net cash used in operating activities	(3,710)	(390,008)

Cash flows from investing activities
Acquisition of property and equipment	(38,590)	(58,596)
Net cash used in investing activities	(38,590)	(58,596)

Cash flows from financing activities
Proceeds from bank borrowings	98,467	-
Payment of finance lease liabilities	(107,201)	-
Net cash used in financing activities	(8,734)	-

Effect of exchange rate changes on cash	(3,771)	12,564

Net change in cash and cash equivalents	(54,805)	(436,040)

Cash and cash equivalents, beginning balance	82,184	457,580

Cash and cash equivalents, ending balance	$27,379	$21,540

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023	95% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Commenced its operations in February 2024 and focuses on promoting and selling health screening devices

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in first half of 2025, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 17, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

King Eagle (Hangzhou) Health Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on July 18, 2024	40% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in August 2024

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

On November 8, 2022, the Company’s trading symbol was changed to “KPEA.”

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the quarters ended March 31, 2025 and 2024 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the quarter ended March 31, 2025, the Company incurred cash outflows from operating activities of $3,710, the Company incurred a net loss of $843,884, and the Company had negative working capital of $8,329,536. For the fiscal year ended September 30, 2024, the Company incurred cash inflows from operating activities of $17,880, the Company incurred a net loss of $1,991,747, and the Company had negative working capital of $7,997,902. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help improve its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares and bank loans. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced its service agent service fee. In order to continue as a going concern for the next 12 months, the Company continues to explore additional revenue streams, leverage the health care expertise and technology with local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

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

Translation adjustments included in accumulated other comprehensive gain amounted to $440,656 and $200,368 for the quarter ended March 31, 2025 and the fiscal year ended September 30, 2024, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of March 31, 2025 (Closing Rate)
United States dollar ($1)	7.7799	7.2567

For the six months ended March 31, 2025 (Average Rate)
United States dollar ($1)	7.7771	7.2308

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2024 (Closing Rate)
United States dollar ($1)	7.7693	7.0176

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the six months ended March 31, 2024 (Average Rate)
United States dollar ($1)	7.8172	7.2064

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of March 31, 2025 and 2024, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and that we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards, and detection kits. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of March 31, 2025, there was no inventory located at third-party warehouses.

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

Intangible Assets

Intangible assets represent the licensing cost for trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over their estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of March 31, 2025 and 2024.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and 2024, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the quarters ended March 31, 2025 and 2024 was comprised of foreign currency translation adjustments.

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

Research and Development Expenses

Research and development (“R&D”) expenses are all costs associated with the original development and design of the product as well as any intellectual property (“IP”) generated during the development phase, including patents and copyrights. Research and development expenses are included in the overall operating expenses and reflected as a separate line item on the consolidated statement of operations.

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on our Balance Sheet or presenting it as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the quarters ended March 31, 2025 and 2024.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the quarters ended March 31, 2025 and 2024 were $859,397 and $752,214, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the quarters ended March 31, 2025 and 2024, we recorded marketing and promotional service fees to our service agents in an amount of $495,001 and $494,352, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As of March 31, 2025 and September 30, 2024, $177,841 (RMB1,290,539) and $69,484 (RMB487,611), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See “Commitments and Contingencies” in Note 16. In meeting its liquidity requirements, the Company continues to focus on increasing its revenue through the sale of consumer health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the Company’s total revenue for the six months ended March 31, 2025 and 2024.

For the six months ended March 31, 2025, one major vendor accounted for 69.5% of the Company’s total cost of sales.

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

NOTE 3 - VARIABLE INTEREST ENTITIES (“VIE”) ARRANGEMENTS

On May 15, 2021, King Eagle (China) entered into a series of contractual arrangements with King Eagle (Tianjin) and its shareholders. As a result of the contractual arrangements, the Company classified King Eagle (Tianjin) as a Variable Interest Entity (“VIE”).

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

As of the date of this Quarterly Report, King Eagle (Tianjin) has established five subsidiaries: King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd., Kun Zhi Jian (Huai’an) Technology Co., Ltd., Kun Zhi Jian (Shandong) Health Management Co., Ltd. and Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd., on December 1, 2022, September 19, 2023, October 26, 2023, January 31, 2024 and February 1, 2024, respectively, in the PRC. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

VIE Financial Information

Set forth below is the consolidated balance sheet information as of March 31, 2025 and September 30, 2024, and the consolidated statements of operations and cash flows for the six months ended March 31, 2025 and 2024, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

Consolidated Balance Sheet

As of March 31, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$494	$61	$26,824	$-	$27,379
Intercompany receivables-current	-	544,296	-	2,483,574	(3,027,870)	-
Total current assets	-	555,220	61	2,800,798	(3,027,870)	328,209
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total noncurrent assets	34,160	37,922	-	438,153	(34,164)	476,071
Total assets	34,160	593,142	61	3,238,951	(3,062,034)	804,280
Intercompany payables	1,160,985	1,839,843	937	81,734	(3,083,499)	-
Total current liabilities	1,160,985	1,980,395	999	8,598,865	(3,083,499)	8,657,745
Total noncurrent liabilities	-	-	-	-	-	-
Total liabilities	1,160,985	1,980,395	999	8,598,865	(3,083,499)	8,657,745
Total shareholders’ equity	(1,126,825)	(1,387,253)	(938)	(5,359,914)	21,465	(7,853,465)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,126,825)	(1,387,253)	(938)	(5,359,914)	21,465	(7,853,465)
Total liabilities and equity	$34,160	$593,142	$61	$3,238,951	$(3,062,034)	$804,280

As of September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$981	$71	$81,132	$-	$82,184
Intercompany receivables-current	-	531,169	-	2,316,724	(2,847,893)	-
Total current assets	-	564,532	71	2,831,808	(2,847,893)	548,518
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total noncurrent assets	34,160	145,641	-	785,031	(34,164)	930,668
Total assets	34,160	710,173	71	3,616,839	(2,882,057)	1,479,186
Intercompany payables	970,159	1,846,491	969	51,757	(2,869,376)	-
Total current liabilities	994,159	2,071,841	1,033	8,344,402	(2,865,015)	8,546,420
Total noncurrent liabilities	-	-	-	121,484	-	121,484
Total liabilities	994,159	2,071,841	1,033	8,465,886	(2,865,015)	8,667,904
Total shareholders’ equity	(959,999)	(1,239,530)	(962)	(4,967,444)	(16,941)	(7,184,876)
Non-controlling interests	-	(122,138)	-	118,397	(101)	(3,842)
Total equity	(959,999)	(1,361,668)	(962)	(4,849,047)	(17,042)	(7,188,718)
Total liabilities and equity	$34,160	$710,173	$71	$3,616,839	$(2,882,057)	$1,479,186

Condensed Consolidated Statements of Operations Data

	Six Months Ended March 31, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$965,804	$-	$965,804
Intercompany revenue	-	266,156	-	-	(266,156)	-
Cost of revenue and related tax	-	444	-	153,844	-	154,288
Gross profit	-	265,712	-	811,960	(266,156)	811,516
Total operating expenses	166,826	336,800	7	1,320,811	-	1,824,444
Intercompany operating expenses	-	-	-	266,156	(266,156)	-
Loss from operations	(166,826)	(71,088)	(7)	(775,007)	-	(1,012,928)
Other (income) expense	-	(316)	-	167,326	2,034	169,044
Loss before income taxes	(166,826)	(71,404)	(7)	(607,681)	2,034	(843,884)
Income tax expense	-	-	-	-	-	-
Net loss	$(166,826)	$(71,404)	$(7)	$(607,681)	$2,034	$(843,884)

	Six Months Ended March 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$926,666	$-	$926,666
Intercompany revenue	-	392,731	-	-	(392,731)	-
Cost of revenue and related tax	-	749	-	247,634	-	248,383
Gross profit	-	391,982	-	679,032	(392,731)	678,283
Total operating expenses	115,013	400,202	7	1,313,268	-	1,828,490
Intercompany operating expenses	-	-	-	392,731	(392,731)	-
Loss from operations	(115,013)	(8,220)	(7)	(1,026,967)	-	(1,150,207)
Other income	-	33	-	31,717	-	31,750
Loss before income taxes	(115,013)	(8,187)	(7)	(995,250)	-	(1,118,457)
Income tax expense	-	-	-	13,364	-	13,364
Net loss	$(115,013)	$(8,187)	$(7)	$(1,008,614)	$-	$(1,131,821)

Condensed Consolidated Schedules of Cash Flows

	Six Months Ended March 31, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(166,826)	$(71,404)	$(7)	$(607,681)	$2,034	$(843,884)
Intercompany receivables	-	(30,738)	-	(24,839)	55,577	-
Intercompany payables	190,826	57,138		(188,996)	(58,968)	-
Net cash provided by (used in) operating activities	-	2,148	(7)	(4,494)	(1,357)	(3,710)

Net cash used in investing activities	-	-	-	(38,590)	-	(38,590)

Net cash used in financing activities	-	-	-	(8,734)	-	(8,734)

Effect of exchange rate fluctuation on cash	$-	$(2,635)	$(3)	$(2,490)	$1,357	$(3,771)

	Six Months Ended March 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(115,013)	$(8,187)	$(7)	$(1,008,614)	$-	$(1,131,821)
Intercompany receivables	-	(84,647)	-	(520,556)	605,203	-
Intercompany payables	173,013	14,220	69	419,562	(606,864)	-
Net cash (used in) provided by operating activities	-	(5,918)	62	(382,491)	(1,661)	(390,008)

Net cash used in investing activities	-	-	-	(58,596)	-	(58,596)

Effect of exchange rate fluctuation on cash	$-	$(3,121)	$1	$14,024	$1,661	$12,564

The Company consolidated its VIE as of March 31, 2025 and September 30, 2024. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	March 31, 2025	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$26,824	$81,132
Trade receivable – intercompany	2,483,574	2,316,724
Advance and prepayments	22,810	147,091
Other receivables – third parties	170,837	251,069
Inventory	14,071	15,700
Amount due from a related party	82,682	20,092
Total current assets	2,800,798	2,831,808

Noncurrent assets
Property and equipment, net	190,260	265,141
Investment in associate held for sale	33,754	15,743
Operating lease right-of-use assets	8,336	504,147
Finance lease right-of-use assets	205,803	-
Total noncurrent assets	438,153	785,031
Total assets	$3,238,951	$3,616,839

Liabilities
Current liabilities
Short-term borrowing	98,116	-
Trade payables	$2,075,013	$1,952,026
Other payables and accrual	1,443,855	1,194,683
Deferred revenue	493,589	584,116
Intercompany payables	81,734	51,757
Payroll payable	77,849	93,391
Tax payable	113,035	119,291
Amounts due to related parties	4,048,261	3,998,164
Operating lease obligations-current portion	4,400	154,095
Finance lease obligations-current portion	163,013	196,879
Total current liabilities	8,598,865	8,344,402

Noncurrent liabilities
Operating lease obligations-noncurrent portion	-	44,622
Finance lease obligations-noncurrent portion	-	76,862
Total noncurrent liabilities	-	121,484

Total liabilities	8,598,865	8,465,886

Commitment and contingencies		-

Equity
Additional paid-in capital	621,184	389,356
Accumulated deficits	(6,068,359)	(5,466,201)
Accumulated other comprehensive income	87,261	109,401
Total stockholders’ equity	(5,359,914)	(4,967,444)
Non-controlling interests		118,397

Total equity	(5,359,914)	(4,849,047)

Total liabilities and equity	$3,238,951	$3,616,839

The operating results of the VIE were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Revenue, net	$609,285	$364,508	$965,804	$926,666
Cost of revenue	(98,386)	(98,753)	(153,844)	(247,634)
Gross profit	510,899	265,755	811,960	679,032

Operating expenses
General and administrative expenses	138,989	300,465	502,541	593,694
Selling expense	622,378	462,829	1,084,426	1,112,305
Total operating expenses	761,367	763,294	1,586,967	1,705,999

Loss from operations	(250,468)	(497,539)	(775,007)	(1,026,967)

Other income (expenses):
Interest income	11	21	21	375
Other (expenses) income	(4,227)	(469)	41,170	31,342
Share of profit from investment in associate	(21,444)	-	(21,444)	-
Gain from investment	147,579	-	147,579	-
Total other income (expenses), net	121,919	(448)	167,326	31,717

Loss before income taxes	(128,549)	(497,987)	(607,681)	(995,250)

Income tax expense	-	13,364	-	13,364

Net loss	(128,549)	(511,351)	(607,681)	(1,008,614)
Less: Net income (loss) attributable to non-controlling interest	-	13,825	(5,529)	(47)
Net loss attributable to Kun Peng International Ltd	$(128,549)	$(525,176)	$(602,152)	$(1,008,567)

The cash flows of the VIE were as follows:

	Six Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(607,681)	$(1,008,614)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	64,607	1,726
Amortization of right-of-use assets	154,991	47,306
Share of profit from investment in associate	21,444	-
Gain on investment of a subsidiary	(147,579)	-

Changes in operating assets and liabilities
Advance and prepayments	119,862	(111,617)
Trade receivable- third parties	-	(12,516)
Trade receivable- intercompany	(36,129)	(32,742)
Other receivables- third parties	43,444	(201,683)
Other receivables- intercompany	11,290	(487,814)
Inventory	1,116	67,134
Amount due from a related party	40,344	(13,876)
Trade payable- third parties	1,823,463	195,018
Trade payable- intercompany	78,996	117,390
Other payables and accrual- third parties	1,257,711	521,313
Other payables and accrual- intercompany	(267,992)	302,172
Deferred revenue	(67,624)	(1,235,253)
Payroll payable	14,885	27,498
Amounts due to related parties	(2,458,960)	1,535,989
Tax payable	1,298	(55,642)
Lease liabilities	(51,980)	(38,283)
Net cash used in operating activities	(4,494)	(382,490)

Cash flows from investing activities
Purchase of property, plant and equipment	(38,590)	(58,596)
Net cash used in investing activities	(38,590)	(58,596)

Cash flows from financing activities
Proceeds from bank borrowings	98,467	-
Payment of finance lease liabilities	(107,201)	-
Net cash used in financing activities	(8,734)	-

Effect of exchange rate changes on cash	(2,490)	14,023

Net change in cash and cash equivalents	(54,308)	(427,063)

Cash and cash equivalents, beginning balance	81,132	447,117

Cash and cash equivalents, ending balance	$26,824	$20,054

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	March 31,	September 30,
	2025	2024

Prepaid rent and building management and utilities	$3,041	$13,200
Prepaid supplies(1)	15,268	49,495
Prepaid income tax	5,054	5,226
Prepaid professional services(2)	3,690	104,742
Prepaid others	5,687	6,291
Total prepayments	$32,740	$178,954

(1)	As of March 31, 2025 and September 30, 2024, the Company had prepaid supplies of $15,268 and $49,495, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

(2)

As of September 30, 2024, the ending balance of prepaid professional services represented $104,742 for legal service fees for our PRC entities. The legal service fees will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2024.

As of March 31, 2025, the ending balance of prepaid professional services included $1,690, $574, and $1,240 for legal service fees, advertising fees and bookkeeping fees for our PRC entities. The legal service fees will be amortized to general and administrative expenses using the straight-line method over the service periods of April 2025. The advertising fees and bookkeeping fees will be recognized in the Company’s consolidated statement of operations and comprehensive loss when the related services are performed.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	March 31,	September 30,
	2025	2024

Deposits	$125,223	$136,119
Advance to employees	140	42,894
Advance to third-party company	29,014	34,912
Others	16,960	37,663
Total other receivables, net	$171,337	$251,588

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

Advance to third-party company represents funds provided to a third-party company for rental fee and deposit.

NOTE 6 - INVENTORY

Inventory consisted of the following:

	March 31,	September 30,
	2025	2024

Finished goods	$14,071	$15,700
Total	$14,071	$15,700

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	September 30,
	2025	2024

Leasehold improvements	$172,317	$199,563
Furniture and fixtures	1,211	4,755
Computer equipment	306,048	291,386
Office equipment	1,451	5,822
Subtotal	481,027	501,526
Less: accumulated depreciation	(287,319)	(209,328)
Total property and equipment, net	$193,708	$292,198

Depreciation expense was $44,184 and $21,223 for the three months ended and $88,430 and $33,809 for the six months ended March 31, 2025 and 2024, respectively.

NOTE 8 - INTANGIBLE ASSETS

	March 31,	September 30,
	2025	2024

Trademarks	$3,695	$3,692
Subtotal	3,695	3,692
Less: accumulated amortization	(1,298)	(1,144)
Total intangible assets, net	$2,397	$2,548

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,051, $1,351, $551, $35, $499, $83 and $125 will expire in July 2031, April 2031, April 2032, September 2032, October 2032, March 2033 and August 2034, respectively.

Amortization expense was $102 and $90 for the three months ended and $195 and $180 for the six months ended March 31, 2025 and 2024, respectively.

NOTE 9 - DEFERRED REVENUE

	March 31,	September 30,
	2025	2024

Advance payments from customers	$493,589	$584,116
Total deferred revenue	$493,589	$584,116

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of March 31, 2025 and September 30, 2024, the Company had total deferred revenue of $493,589 and $584,116, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Acquisition of Kun Pin Hui (Shandong) Trading Co. Ltd.

On April 3, 2024, King Eagle (Tianjin) entered into a Share Transfer Agreement (the “Share Purchase Agreement”) with Zhandong Fan and Yuanyuan Zhang for the acquisition of all the subscribed shares of Kun Pin Hui (Shandong) Trading Co. Ltd.

Pursuant to the Share Purchase Agreement, King Eagle (Tianjin) agreed to acquire all of the subscribed capital of Kun Pin Hui (Shandong), amounting to $0.4 million (RMB 3 million), for an aggregate consideration of $0.28 (RMB 2). Zhandong Fan (the holder of 95% of the shares of Kun Pin Hui (Shandong)) and Yuanyuan Zhang (the holder of 5% of the shares of Kun Pin Hui (Shandong)), both of whom are shareholders of King Eagle (Tianjin), transferred their shares for consideration of $0.14 (RMB 1)

The acquisition closed on April 7, 2024. As of March 31, 2025, King Eagle (Tianjin) had paid $3,698 (RMB27,000) of the registered capital.

Amounts due from related parties

Amounts due from related parties mainly represent monies advanced to officers or employees for daily operating expenses that are anticipated to be incurred by our officers and employees on behalf of the Company. The advances are required to be repaid in cash within a year.

Amounts due from related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	March 31, 2025	September 30, 2024
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	$-	$7,125
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	-	7,125
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a shareholder of King Eagle (Tianjin)	Input VAT, offset once invoice was issued	-	5,842
King Eagle (Hangzhou) Health Technology Co., Ltd	40% held by King Eagle (Tianjin)	Advanced for operating expenses	82,682	-
Total			$82,682	$20,092

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

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	March 31, 2025	September 30, 2024
Ms. Chengyuan Li	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,597,737	$2,686,246
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	248,047	260,773
Mr. Richun Zhuang	Chief Executive Officer and Director	Operational support to King Eagle (Tianjin) to meet its working capital requirements	300,765	234,981
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	90,635	121,094
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,343	3,847

Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,721	3,847
Mr. Cairong Ji	Legal representative of King Eagle (Hangzhou)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	2,391
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	869,271	753,455
Beijing Paiyue Technology Co., LTD	100% held by Mr. Zhizhong Wang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	4,644	2,779
Total			$4,117,163	$4,069,413

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

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of March 31, 2025 and September 30, 2024.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of March 31, 2025 and September 30, 2024, respectively. The issued and outstanding shares of common stock were 400,000,000 as of March 31, 2025 and September 30, 2024, respectively.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of March 31, 2025, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $ , $ and $ , respectively. As of September 30, 2024, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,327,000, $2,539,081 and $962, respectively. Accordingly, the Company did not accrue statutory reserve funds as of March 31, 2025 and September 30, 2024.

NOTE 12- REVENUE

Revenue:

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Retail product sales	$152,671	$37,118	$231,128	$543,451
Wholesale product sales	-	359	-	2,164
Equipment-based service revenue	456,614	299,019	734,676	307,687
Technical service revenue	-	36,018	-	36,018
Commissions	-	(8,093)	-	2,953
Training	-	87	-	34,393
Total	$609,285	$364,508	$965,804	$926,666

	Six Months Ended March 31,
	2025	2024

Performance obligations satisfied at a point in time	$231,128	$618,979
Performance obligations satisfied over time	734,676	307,687
Total	$965,804	$926,666

Cost of revenue:

We disaggregated our cost of revenue for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Retail product sales	$21,049	$9,149	$33,136	$132,284
Wholesale product sales	-	233	-	1,152
Equipment-based service revenue	77,556	90,023	121,152	94,590
Technical service revenue	-	-	-	-
Commissions	-	-	-	-
Training	-	51	-	20,357
Total	$98,605	$99,456	$154,288	$248,383

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six months ended March 31, 2025 and 2024.

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

KP (Hong Kong) did not earn any income that was derived in Hong Kong for the six months ended March 31, 2025 and 2024, and, therefore, KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	Six Months Ended March 31,
	2025	2024
Current
Federal	$-	$-
State	-	-
Foreign	-	13,364
Total current	-	13,364

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$13,364

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Six Months Ended March 31,
	2025	2024
Loss before income tax expense	$(843,884)	$(1,118,457)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.2%	3.6%
Tax effect of non-deductible expenses	0.3%	(2.8)%
Change in valuation allowance	(24.5)%	(22.9)
Effective tax rate	0.0%	(1.1)%

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

As of March 31, 2025 and September 30, 2024, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

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

The following table provides a summary of leases as of March 31, 2025 and September 30, 2024:

Assets/liabilities	Classification	March 31, 2025	September 30, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$15,063	$284,524
Finance lease right-of-use assets	Finance lease assets	205,803	309,445
Total lease assets		$220,866	$593,969

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$4,400	$238,979
Finance lease liability - current	Current finance lease liabilities	163,013	196,879
		$167,413	$435,858
Long-term
Operating lease liability – net of current portion	Long-term finance lease liabilities	$-	$44,622
Finance lease liability – net of current portion	Long-term operating lease liabilities	-	76,862
		-	121,484
Total lease liabilities		$167,413	$557,342

The operating lease expense for the three and six months ended March 31, 2025 and 2024 was as follows:

		Three Months Ended March 31,		Six Months Ended March 31,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost
Lease expenses – short-term	General and administrative	$-	$-	$9,299	$-
Lease expenses	General and administrative	61,596	88,719	143,893	168,875
Finance lease cost
Amortization of leased asset	Cost of sales	46,480	-	93,780	-
Interest on lease liabilities	Other expense - other	2,227	-	5,129	-
Total lease cost		$110,250	$88,719	$252,048	$165,875

Maturities of operating lease and finance lease liabilities as of March 31, 2025 were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$4,488	$91,526
2026	-	75,283
Thereafter	-	-
Total lease payments	4,488	166,809
Less: Interest	(88)	(3,796)
Present value of lease payments	$4,400	$163,013

Maturities of operating lease and finance lease liabilities as of September 30, 2024, were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$244,243	$205,103
2026	44,887	77,848
Thereafter	-	-
Total lease payments	289,130	282,951
Less: Interest	(5,529)	(9,210)
Present value of lease payments	$283,601	$273,741

Supplemental information related to operating leases and finance leases was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$96,030	$44,398	$242,159	$97,071
New operating lease assets obtained in exchange for operating lease liabilities	$8,836	$44,398	$8,836	$97,071

	Six Months Ended March 31,
	2025	2024
Weighted average remaining operating lease term	0.83 years	1.02 years
Weighted average remaining finance lease term	1.06 years	-
Weighted average discount rate for operating lease	4.75%	4.30%
Weighted average discount rate for finance lease	4.75%	-

The amortization expense was $107,978 and $86,634 for the three months ended March 31, 2025 and 2024 and $235,413 and $161,713 for the six months ended March 31, 2025 and 2024, respectively.

NOTE 15 - SHORT-TERM BORROWING

	Loan period	Interest rate	March 31, 2025	September 30, 2024
China Construction Bank Co., LTD. Beijing Mentougou Branch	December 19, 2024 to December 19, 2025	3.86%	$98,116	$-
Short-term borrowing			$98,116	$-

The loans were guaranteed by a shareholder.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of March 31, 2025 and September 30, 2024, we had purchase and service commitments in an amount of $502 and $4,987, respectively.

NOTE 17 - SUBSEQUENT EVENT

As of March 31, 2025, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fill customer orders through our outsourced networks. As of March 31, 2025, King Eagle Mall had approximately 5,669 members.

We also operate customer service centers with which our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented a new online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health conditions, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of March 31, 2025, our new online platform had approximately 2,869 members.

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see Note 3 to our Condensed Consolidated Financial Statements – “Variable Interest Entities - “VIE” Agreements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our condensed consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the six months ended March 31, 2025 included in this report.

Financial Operations Overview

Results of Operations for the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025		2024
	Amount	% of revenue	Amount	% of revenue

Revenues	$609,285	100.0	$364,508	100.0
Cost of revenues	98,605	16.2	99,456	27.3
Gross profit	510,680	83.8	265,052	72.7
Operating expenses:
General and administrative expenses	312,614	51.3	528,457	145.0
Selling expense	512,908	84.2	320,226	87.9
Total operating expenses	825,522	135.5	848,683	232.8
Loss from operations	(314,842)	(51.7)	(583,631)	(160.1)
Other income (expense)	121,965	20.0	(440)	(0.1)
Loss before income taxes	(192,877)	(31.7)	(584,071)	(160.2)
Income tax expense	-	-	13,364	3.7
Net loss	$(192,877)	(31.7)	$(597,435)	(163.9)

Revenues

For the three months ended March 31, 2025 and 2024, revenues amounted to $609,285 and $364,508, respectively.

The following table presents revenues disaggregated by customer type for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Retail	$152,671	$37,118
Wholesale	-	359
Equipment-based service revenue	456,614	299,019
Technical service revenue	-	36,018
Commission revenue	-	(8,093)
Training revenue	-	87
Total	$609,285	$364,508

We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) on gross sales.

In addition to revenue from retail and wholesale sales, we have developed the following sources of revenue: (i) equipment-based service revenue, generated through providing cards for online medical consultation services and selling prepaid cards to our customers for the use of card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center; (ii) technical service revenue, generated through promoting vendors’ products or businesses on our online platform; (iii) commission revenue, generated through the Mini Program by selling health care instruments on behalf of third parties on a commission basis; and (iv) training revenue, generated through offering training programs provided by a local health care service team.

We recognize equipment-based service revenue upon the completion of medical consultation services and consuming the prepaid cards. We recognize technical service revenue upon the completion of promoting vendors’ products or businesses on our platform. We recognize commission revenue upon the completion of delivery of the sales order to the end customer. We recognize training revenue upon the completion of training sessions by our customers.

We generated $244,777, or 67.2%, higher revenue for the three months ended March 31, 2024 compared to the same period in 2025 due to increases in retail and in equipment-based services. For the three months ended March 31, 2025, we focused our business on equipment-based services as we believe that the market for health care equipment usage has potential growth in the future as more and more people are looking for professional health care assistance after COVID-19. Meanwhile, we updated products and engaged in promotions to increase retail revenue through our current online platform.

Cost of revenue

We disaggregated our cost of revenue for the three months ended March 31, 2025 and 2024 as follows:

	Three months ended March 31,
	2025	2024

Retail	$21,049	$9,149
Wholesale	-	233
Equipment-based service revenue	77,556	90,023
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	-	51
Total	$98,605	$99,456

Our cost of revenue for the three months ended March 31, 2025 was $98,605, a $851, or 0.9%, decrease over our cost of revenue of for the three months ended March 31, 2024 of $99,456. Our cost of revenue primarily consisted of consumer health care and health related household products from our suppliers, payments related to maintaining health screening equipment, and training fees to our third-party trainers. We made our retail product sales through our King Eagle Mall and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

During the three months ended March 31, 2025, our cost of retail grew in line with our increase in revenue, whereas our cost for equipment-based services decreased slightly as a result of our having optimized our service process and having strengthened our cost control.

Gross profit

	Three months ended March 31,
	2025	2024

Retail	$131,622	$27,969
Wholesale	-	126
Equipment-based service revenue	379,058	208,996
Technical service revenue	-	36,018
Commission revenue	-	(8,093)
Training revenue	-	36
Total	$510,680	$265,052

For the three months ended March 31, 2025 and 2024, our overall gross profit and margin was $510,680 or 83.8% and $265,052, or 72.7%, respectively.

For the three months ended March 31, 2025 and 2024, the gross profit and gross profit margin for our retail business amounted to $131,622, or 86.2%, and $27,969, or 75.4%, respectively. The increase in our gross profit or margin for our retail business for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to our promotions and our updated products.

Since our new online platform, Kun Zhi Jian, was launched in October 2022, we have been phasing out our wholesale business and have refocused on selling dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers. Therefore, gross profit or margin for our equipment-based services increased for the three months ended March 31, 2025.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the three months ended March 31, 2025 and 2024, total operating expenses were $825,522 and $848,683, respectively. The decrease in operating expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease of $215,843 in general and administrative expenses, which was offset by an increase of $192,682 in selling expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 were $312,614 and $528,457, respectively. The decrease in general and administrative expenses of $215,843 between the two periods was chiefly due to decreases in employee compensation and benefits of $21,419, decreases in office rent and building management of $39,902, decreases in professional service fees of $87,334 and decreases in meals and entertainment of $74,462. These expenses declined as a result of our disposal of a subsidiary during the three months ended March 31, 2025.

Our general and administrative expenses for the three months ended March 31, 2025 and 2024 were comprised of the following:

	Three Months Ended March 31,
	2025	2024
Employee compensation and benefits	$139,257	$160,676
Office rent and building management	51,185	91,087
Office supplies and meetings	2,315	7,794
Professional service fees	54,686	142,020
Travel, transportation, and gasoline	25,078	27,238
Meals and entertainment	3,725	78,187
Depreciation and amortization	21,999	19,769
Others	14,369	1,686
Total	$312,614	$528,457

Selling expenses

For the three months ended March 31, 2025 and 2024, our selling expenses were $512,908 and $320,226, respectively. The $192,682 increase in selling expenses for the three months ended March 31, 2025 was primarily driven by an increase in service agent costs of $148,071 and an increase in rental for equipment of $46,437. During the three months ended March 31, 2025, we launched more promotional activities with service agents to increase our retail business and rented several pieces of health care equipment for promotional activities to develop our equipment-based services business.

Our selling expenses for the three months ended March 31, 2025 and 2024 were comprised of the following:

	Three Months Ended March 31,
	2025	2024
Service agents	$333,816	$185,745
Employee compensation and benefits	71,517	69,008
Rental for equipment	46,437	-
Office supplies and meetings	30,984	53,882
Travel, transportation, and gasoline	8,640	4,965
Meals and entertainment	658	1,861
Depreciation and amortization	16,963	236
Advertising	3,893	4,529
Total	$512,908	$320,226

Other income (expense)

Other income (expense) primarily consisted of bank interest income and expense, share of profit from investment in associate, loss from investment, and foreign exchange gain or loss. Our other income for the three months ended March 31, 2025 was $121,965 and other expenses for the three months ended March 31, 2024 was $440. We recognized a $147,579 gain on the disposal of a subsidiary and a $21,444 loss from share of profit from investment in associate for the three months ended March 31, 2025.

Income tax expense

For the three months ended March 31, 2025 and 2024, our income tax expense was nil and $13,364, respectively. Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

During the three months ended March 31, 2024, Kun Zhi Jian (Huai’an) realized income of $50,293 and we recognized an income tax expense in accordance with the PRC’s statutory income tax rate 25%.

Net loss

As a result of the factors discussed above, we posted a net loss in the amount of $192,877 for the three months ended March 31, 2025 compared to a net loss in the amount of $597,435 for the three months ended March 31, 2024.

Foreign currency translation adjustment

The functional currency for our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”); the functional currency for our operations in Hong Kong is the Hong Kong Dollar (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported foreign currency translation loss of $41,427 and income of $97,909 for the three months ended March 31, 2025 and 2024, respectively.

Comprehensive loss

We recognized a comprehensive loss of $234,304 and $499,526 for the three months ended March 31, 2025 and 2024, respectively.

Results of operations for the six months ended March 31, 2025 and 2024

	Six Months Ended March 31,
	2025		2024
	Amount	% of revenue	Amount	% of revenue

Revenues	$965,804	100.0	$926,666	100.0
Cost of revenues	154,288	16.0	248,383	26.8
Gross profit	811,516	84.0	678,283	73.2
Operating expenses:
General and administrative expenses	965,047	99.9	1,076,276	116.1
Selling expense	859,397	89.0	752,214	81.2
Total operating expenses	1,824,444	188.9	1,828,490	197.3
Loss from operations	(1,012,928)	(104.9)	(1,150,207)	(124.1)
Other income	169,044	17.5	31,750	3.4
Loss before income taxes	(843,884)	(87.4)	(1,118,457)	(120.7)
Income tax expense	-	-	13,364	1.4
Net loss	$(843,884)	(87.4)	$(1,131,821)	(122.1)

Revenues

For the six months ended March 31, 2025 and 2024, revenues amounted to $965,804 and $926,666, respectively.

The following tables present disaggregated revenues for the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31,
	2025	2024

Retail	$231,128	$543,451
Wholesale	-	2,164
Equipment-based service revenue	734,676	307,687
Technical service revenue	-	36,018
Commission revenue	-	2,953
Training revenue	-	34,393
Total	$965,804	$926,666

We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) on gross sales.

In addition to revenue from retail and wholesale sales, we have developed the following sources of revenue: (i) equipment-based service revenue, generated through providing cards for online medical consultation services and selling prepaid cards to our customers for the use of card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center; (ii) technical service revenue, generated through promoting vendors’ products or businesses on our online platform; (iii) commission revenue, generated through the Mini Program by selling health care instruments on behalf of third parties on a commission basis; and (iv) training revenue, generated through offering training programs provided by a local health care service team.

We recognize equipment-based service revenue upon the completion of medical consultation services and consuming the prepaid cards. We recognize technical service revenue upon the completion of promoting vendors’ products or businesses on our platform. We recognize commission revenue upon the completion of delivery of the sales order to the end customer. We recognize training revenue upon the completion of training sessions by our customers.

We generated $39,138, or 4.2%, higher revenue during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to increases in equipment-based services. For the six months ended March 31, 2025, we focused our business on our equipment-based services as we believe that the market for health care equipment usage has potential growth in the future as more and more people are looking for professional health care assistance after COVID-19.

Cost of revenue

We disaggregated our cost of revenue for the six months ended March 31, 2025 and 2024 as follows:

	Six Months Ended March 31,
	2025	2024

Retail	$33,136	132,284
Wholesale	-	1,152
Equipment-based service revenue	121,152	94,590
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	-	20,357
Total	$154,288	248,383

Our cost of revenue for the six months ended March 31, 2025 was $154,288, a $94,095, or 37.9%, decrease over our cost of revenue for the six months ended March 31, 2024 of $248,383. Our cost of revenue primarily consisted of the purchase of consumer health care and health related household products from our suppliers, payments related to maintaining health screening equipment, and payments of training fees to our third-party trainers. We made our retail product sales through our King Eagle Mall and our Kun Zhi Jian Mini Program. We also offered equipment-based services and training through the Kun Zhi Jian Mini Program. We pay an equipment service fee that includes a prepaid card activation fee and a technical support fee. Our costs of training revenue consist of training fees, accommodations, and transportation of the third-party trainers.

During the six months ended March 31, 2025, our cost of retail declined in line with the decrease in revenue as a result of our having optimized our service process and having strengthened our cost control, whereas our cost for equipment-based services increased, although not as much as our equipment-based services revenue increased.

Gross profit

	Six Months Ended March 31,
	2025	2024

Retail	$197,992	$411,167
Wholesale	-	1,012
Equipment-based service revenue	613,524	213,097
Technical service revenue	-	36,018
Commission revenue	-	2,953
Training revenue	-	14,036
Total	$811,516	$678,283

For the six months ended March 31, 2025 and 2024, our overall gross profit and margin was $811,516, or 84.0%, and $678,283, or 73.2%, respectively.

For the six months ended March 31, 2025 and 2024, the gross profit and margin for our retail business amounted to $197,992, or 85.7%, and $411,167, or 75.7% , respectively. The increase in our gross profit or margin for our retail business for the six months ended March 31, 2025 as compared to the same period in 2024 was primarily due to our promotions and updated products.

Since our new online platform, Kun Zhi Jian, was launched in October 2022, we have been phasing out our wholesale business and have refocused on selling dietary supplements, prepaid health screening cards, and the sale of physiotherapy equipment to our retail customers. Therefore, gross profit or margin for our equipment-based services increased for the six months ended March 31, 2025.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the six months ended March 31, 2025 and 2024, our total operating expenses were $1,824,444 and $1,828,490, respectively. The decrease in operating expenses for the six months ended March 31, 2025 compared to the same period in 2024 was primarily due to a decrease of $111,229 in general and administrative expenses, which was offset by an increase of $107,183 in selling expenses.

General and administrative expenses

General and administrative expenses for the six months ended March 31, 2025 and 2024 were $965,047 and $1,076,276, respectively. The decrease in general and administrative expenses during the six months ended March 31, 2025 by $111,229 was due to decreases in meals and entertainment of $116,387 and in travel, transportation, and gasoline of $38,567, offset by an increase in professional service fees of $42,116. The increase in professional service fees resulted from more outsourcing, which also resulted in decreased in-house expenditures for travel, transportation, and gasoline and for meals and entertainment.

Our general and administrative expenses for the six months ended March 31, 2025 and 2024 were comprised of the following:

	Six Months Ended March 31,
	2025	2024
Employee compensation and benefits	$352,280	$324,254
Office rent and building management	149,792	182,523
Office supplies and meetings	6,387	21,567
Professional services fees	334,081	291,915
Travel, transportation, and gasoline	35,262	73,829
Meals and entertainment	15,655	132,042
Depreciation and amortization	44,952	31,727
Others	26,638	18,419
Total	$965,047	$1,076,276

Selling expense

Our selling expenses for the six months ended March 31, 2025 and 2024, were $859,397 and $752,214, respectively. The $107,183 increase was primarily due to an increase in rental for equipment of $101,387 and an increase in depreciation and amortization of $33,683. During the six months ended March 31, 2025, we rented and bought several pieces of health care equipment for promotional activities to develop our equipment-based business.

Our selling expenses included the following:

	Six Months Ended March 31,
	2025	2024
Service agents	$495,001	$494,352
Employee compensation and benefits	146,466	136,480
Rental for equipment	101,387	-
Office supplies and meetings	54,109	89,840
Travel, transportation, and gasoline	14,183	20,230
Meals and entertainment	2,163	5,151
Depreciation and amortization	34,218	535
Advertising	11,870	5,626
Total	$859,397	$752,214

Other income

Other income primarily consisted of bank interest income, share of profit from investment in associate, loss from investment, and foreign exchange gain or loss. Our other income for the six months ended March 31, 2025 and 2024 was $169,044 and $31,750 respectively. We recognized a $147,579 gain on the disposal of a subsidiary and a $21,444 loss from share of profit from investment in associate for the six months ended March 31, 2025.

Income tax expense

For the six months ended March 31, 2025, the income tax expense of the Company was nil. Due to the net loss before income tax, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carryforwards, as management believes it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

For the six months ended March 31, 2024, the income tax expense of the Company was $13,364 as Kun Zhi Jian (Huai’an) incurred book income of $50,293 during that period and we recognized an income tax expense in accordance with PRC’s statutory income tax rate of 25%.

Net loss

As a result of the factors discussed above, the Company posted net losses in the amounts of $843,884 and $1,131,821 for the six months ended March 31, 2025 and 2024, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation gain of $240,468 and loss of $48,057 for the six months ended March 31, 2025 and 2024, respectively. This non-cash gain had the effect of increasing our reported comprehensive gain.

Comprehensive loss

The Company recognized comprehensive losses in the amounts of $603,416 and $1,179,878 for the six months ended March 31, 2025 and 2024, respectively.

Liquidity and capital resources

As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents balances of $27,379 and $82,184, respectively.

For the six months ended March 31, 2025, net cash used in operating activities totaled $3,710. Operating cash outflow was mainly attributable to our net loss of $843,884 and a decrease in amounts due to related parties of $2,458,960, partially offset by an increase in trade payables of $1,828,116 and other payable from third parties of $1,234,126.

Net cash used in investing activities totaled $38,590 and was related to the purchase of property, plant, and equipment during the six months ended March 31, 2025.

Net cash used in financing activities totaled $8,734 and was related to the payment of finance lease liabilities of $107,201, offset by proceeds from bank borrowings of $98,467 during the six months ended March 31, 2025.

The effect of exchange rate change on cash totaled $3,771. The resulting change in cash for the period was a decrease of $54,805.

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

There was no financial activity during the six months ended March 31, 2024.

The effect of exchange rate change on cash totaled $12,564. The resulting change in cash for the period was a decrease of $436,040.

The following table sets forth a summary of changes in our working capital as of March 31, 2025 and September 30, 2024:

	March 31,	September 30,
	2025	2024

Current Assets	$328,209	$548,518
Current Liabilities	8,657,745	8,546,420
	$(8,329,536)	$(7,997,902)

We require cash of approximately $7.7 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of March 31, 2025 and September 30, 2024, we had received customer advances in the amount of approximately $0.5 million and $0.6 million, respectively. We anticipate that the majority of the revenue will be recognized in fiscal year 2025. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant commercial laws or regulations.

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

Going Concern Consideration

The financial statements included in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the six months ended March 31, 2025, the Company experienced cash outflows from operating activities of $3,710 incurred a net loss of $843,884, and had negative working capital of $8,329,536. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help improve its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares and bank loans. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced its service agent service fee. In order to continue as a going concern for the next 12 months, the Company continues to explore additional revenue streams, leverage the health care expertise and technology with local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2025:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$-	$-	$-	$-	$-
Finance lease obligations	163,013	-	-	-	163,013
Short-term borrowing	98,116	-	-	-	98,116
Purchase and service agreements	502	-	-	-	502

Total contractual obligations	$261,631	$-	$-	$-	$261,631

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended March 31, 2025, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2025 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUN PENG INTERNATIONAL LTD

Date: May 15, 2025	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: May 15, 2025	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

