Form 10-Q
period 2025-06-30
Kun Peng International Ltd.
filed 2025-08-14
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of July 25, 2025, the registrant had 400,000,000 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. FINANCIAL STATEMENTS

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		June 30,	September 30,
	Note	2025	2024
Assets
Current assets
Cash and cash equivalents		$59,914	$82,184
Advance and prepayments	4	27,010	178,954
Other receivables	5	132,546	251,588
Inventory	6	8,032	15,700
Amount due from related parties	11	83,757	20,092

Total current assets		311,259	548,518

Noncurrent assets
Property and equipment, net	7	159,984	292,198
Intangible assets, net	8	2,335	2,548
Security deposits		13,959	16,116
Operating lease right-of-use assets	15	5,269	284,524
Finance lease right-of-use assets	15	160,065	309,445
Investment in associate held for sale		32,111	15,743
Others		9,888	10,094
Total noncurrent assets		383,611	930,668

Total assets		$694,870	$1,479,186

Liabilities
Current liabilities
Short-term borrowing	16	99,391	-
Trade and other payables	9	3,517,239	3,208,426
Deferred revenue	10	504,385	584,116
Payroll payable		155,803	120,310
Tax payable		107,872	128,297
Amounts due to related parties	11	4,190,668	4,069,413
Operating lease obligations, current portion	15	4,511	238,979
Finance lease obligations, current portion	15	116,377	196,879
Total current liabilities		8,696,246	8,546,420

Noncurrent liabilities
Operating lease obligations, net of current portion	15	-	44,622
Finance lease obligations, net of current portion		-	76,862
Total noncurrent liabilities		-	121,484

Total liabilities		$8,696,246	$8,667,904

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and September 30, 2024	12	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of June 30, 2025 and September 30, 2024	12	40,000	40,000
Additional paid-in capital	12	278,834	349,356
Accumulated deficits		(8,657,820)	(7,774,600)
Accumulated other comprehensive income		337,610	200,368
Total stockholders’ equity		(8,001,376)	(7,184,876)
Non-controlling interests		-	(3,842)
Total equity		(8,001,376)	(7,188,718)

Total liabilities and equity		$694,870	$1,479,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three Months Ended June 30,		Nine Months Ended June 30,
	Note	2025	2024	2025	2024

Revenue, net	13	$107,802	$672,062	$1,073,606	$1,598,728
Cost of revenue		(84,007)	(180,265)	(332,076)	(428,647)
Gross profit		23,795	491,797	741,530	1,170,081

Operating expenses
General and administrative expenses		231,403	353,669	1,196,450	1,429,945
Selling expense		228,126	422,612	993,742	1,174,826
Total operating expenses		459,529	776,281	2,190,192	2,604,771

Loss from operations		(435,734)	(284,484)	(1,448,662)	(1,434,690)

Other income (expenses):
Interest income		-	23	22	402
Other income (expenses)		392,929	(1,110)	435,816	30,261
Share of profit from investment in associate		(2,060)	-	(23,504)	-
Gain from investment		-	-	147,579	-
Total other income (expenses), net		390,869	(1,087)	559,913	30,663

Loss before income taxes		(44,865)	(285,571)	(888,749)	(1,404,027)

Income tax expense	14	-	2,665	-	16,029

Net loss		(44,865)	(288,236)	(888,749)	(1,420,056)
Less: Net income (loss) attributable to non-controlling interest		-	4,297	(5,529)	(30,009)
Net loss attributable to Kun Peng International Ltd		(44,865)	(292,533)	(883,220)	(1,390,047)
Foreign currency translation adjustment		(103,165)	22,608	137,303	(25,449)
Comprehensive loss		(148,030)	(265,628)	(751,446)	(1,445,505)
Less: Comprehensive loss attributable to non-controlling interest		(119)	4,297	(5,468)	(30,009)
Comprehensive loss attributable to Kun Peng International Ltd		$(147,911)	$(269,925)	$(745,978)	$(1,415,496)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.0001)	$(0.0007)	$(0.0022)	$(0.0035)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	Deficits	income	equity	interest	equity
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)
Capital contribution	-	-	(70,522)	-	-	(70,522)	-	(70,522)
Net loss attributable to common stockholders	-	-	-	(883,220)	-	(883,220)	-	(883,220)
Disposal of a subsidiary	-	-	-	-	-	-	9,310	9,310
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(5,529)	(5,529)
Foreign currency translation adjustment	-	-	-	-	137,242	137,242	61	137,303
Balance, June 30, 2025	400,000,000	$40,000	$278,834	$(8,657,820)	$337,610	$(8,001,376)	$-	$(8,001,376)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Net loss attributable to common stockholders	-	-	-	(1,390,047)	-	(1,390,047)	-	(1,390,047)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(30,009)	(30,009)
Foreign currency translation adjustment	-	-	-	-	(25,449)	(25,449)	204	(25,245)
Balance, June 30,2024	400,000,000	$40,000	$597,801	$(7,193,209)	$401,292	$(6,154,116)	$(310,806)	$(6,464,924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(888,749)	$(1,420,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	115,408	87,880
Amortization of right-of-use assets	293,242	242,219
Share of profit from investment in associate	23,504	-
Gain on investment of a subsidiary	(147,579)	-

Changes in operating assets and liabilities
Advance and prepayments	146,902	(113,014)
Other receivables	124,413	(256,820)
Security deposits	1,811	(1,385)
Inventory	7,280	93,253
Trade payables	1,822,702	175,126
Other payables and accrual	1,152,448	510,611
Deferred revenue	(63,277)	(955,853)
Payroll payable	64,981	26,746
Amounts due to related parties	(2,438,891)	1,531,003
Tax payable	(9,779)	(14,670)
Lease liabilities	(134,945)	(111,502)
Net cash provided by (used in) operating activities	69,471	(206,462)

Cash flows from investing activities
Acquisition of property and equipment	(30,412)	-
Net cash used in investing activities	(30,412)	-

Cash flows from financing activities
Proceeds from bank borrowings	98,457	-
Payment of finance lease liabilities	(157,187)	-
Net cash used in financing activities	(58,730)	-

Effect of exchange rate changes on cash	(2,599)	43,557

Net change in cash and cash equivalents	(22,270)	(162,905)

Cash and cash equivalents, beginning balance	82,184	457,580

Cash and cash equivalents, ending balance	$59,914	$294,675

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

● 400,000,000 shares issued and outstanding as of June 30, 2025

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of June 30, 2025

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

King Eagle (Tianjin) Technology Co., Ltd.

● a limited liability company incorporated in the People’s Republic of China

● Incorporated on September 2, 2020

● Became a variable interest entity (VIE) of King Eagle (China) Co., Ltd on May 15, 2021

Owned by multiple individuals: Yuanyuan Zhang

(approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.52%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), and Hui Teng ( approximately 5%)

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the new online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023 ● Fully acquired on July 19, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Commenced its operations in February 2024 and focuses on promoting and selling health screening devices

Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in late 2025, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 7, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

King Eagle (Hangzhou) Health Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on July 18, 2024	45% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in August 2024

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle (Tianjin). As of the date of this Report, it is owned by the following individuals: Yuanyuan Zhang (approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.5%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), and Hui Teng (approximately 5%). Those shareholders were also indirect owners of KP International Holding, prior to its acquisition by the Company, through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Yuanyuan Zhang is Chief Financial Officer of the Company.

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

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”) was established on September 19, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.69 million (RMB 5 million). It was owned 95% by King Eagle VIE and 5% by Hunan Ant Doctor Health Service Co., Ltd. On July 19, 2024, King Eagle VIE acquired the 5% minority stake and King Eagle (Huai’an) is now 100% owned by King Eagle VIE. King Eagle (Huai’an) became fully operational in October 2023 and focuses on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members. King Eagle (Huai’an) is in the process of deregistration.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”) was established on October 26, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Jiangsu province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Huai’an) commenced its operations in November 2023 and primarily focuses on marketing and selling physiotherapy equipment products. Kun Zhi Jian (Huai’an) is in the process of deregistration.

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

King Eagle (Hangzhou) Health Technology Co., Ltd

King Eagle (Hangzhou) Health Technology Co., Ltd (“King Eagle (Hangzhou)”) was established on July 18, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.1 million (RMB 1 million). The entity is located in Zhejiang province, PRC. It was a wholly-owned subsidiary of King Eagle VIE. King Eagle (Hangzhou) commenced its operations of online sales in August 2024.

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

In January 2025, King Eagle (Tianjin) entered into an agreement to transfer 55% of the outstanding shares of King Eagle (Hangzhou). The transaction, which was completed on January 17, 2025, resulted in King Eagle (Hangzhou) no longer being controlled by King Eagle (Tianjin).

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the quarters ended June 30, 2025 and 2024 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the quarter ended June 30, 2025, the Company incurred cash inflows from operating activities of $69,471, the Company incurred a net loss of $888,749, and the Company had negative working capital of $8,384,987. For the fiscal year ended September 30, 2024, the Company incurred cash inflows from operating activities of $17,880, the Company incurred a net loss of $1,991,747, and the Company had negative working capital of $7,997,902. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help improve its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares and bank loans. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced its service agent service fee. In order to continue as a going concern for the next 12 months, the Company continues to explore additional revenue streams, leverage the health care expertise and technology with local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment-based services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

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

Translation adjustments included in accumulated other comprehensive gain amounted to $337,610 and $200,368 for the quarter ended June 30, 2025 and the fiscal year ended September 30, 2024, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of June 30, 2025 (Closing Rate)
United States dollar ($1)	7.8499	7.1636

For the nine months ended June 30, 2025 (Average Rate)
United States dollar ($1)	7.7859	7.2316

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2024 (Closing Rate)
United States dollar ($1)	7.7693	7.0176

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the nine months ended June 30, 2024 (Average Rate)
United States dollar ($1)	7.8174	7.2181

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of June 30, 2025 and 2024, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and that we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards, and detection kits. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of June 30, 2025, there was no inventory located at third-party warehouses.

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

Intangible Assets

Intangible assets represent the licensing cost for trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over their estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of June 30, 2025 and 2024.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and 2024, management determined that there was no impairment.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the quarters ended June 30, 2025 and 2024 was comprised of foreign currency translation adjustments.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on our Balance Sheet or presenting it as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the quarters ended June 30, 2025 and 2024.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the quarters ended June 30, 2025 and 2024 were $993,742 and $1,174,826, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the quarters ended June 30, 2025 and 2024, we recorded marketing and promotional service fees to our service agents in an amount of $628,932 and $791,232, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As of June 30, 2025 and September 30, 2024, $175,062 (RMB1,254,074) and $69,484 (RMB487,611), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See “Commitments and Contingencies” in Note 17. In meeting its liquidity requirements, the Company continues to focus on increasing its revenue through the sale of consumer health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its new online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the Company’s total revenue for the nine months ended June 30, 2025 and 2024.

For the nine months ended June 30, 2025, three major vendors accounted for 78.3% of the Company’s total cost of revenues.

For the nine months ended June 30, 2024, one major vendor accounted for 10.7% of the Company’s total cost of revenues.

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

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). As of June 30, 2025, it is owned by the following individuals: Yuanyuan Zhang (approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.52%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6.00%), and Hui Teng (approximately 5.00%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. Additionally, Yuanyuan Zhang is Chief Financial Officer of the Company.

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

Business Operation Agreement

Pursuant to the terms of a certain Business Operation Agreement dated May 15, 2021, among King Eagle (China), King Eagle (Tianjin)and the shareholders of King Eagle (Tianjin) (the “Business Operation Agreement”), King Eagle (Tianjin) has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle (Tianjin) is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the King Eagle (China)’s written approval. The shareholders of King Eagle (Tianjin) and King Eagle (Tianjin) will take King Eagle (China) ‘s advice on appointment or dismissal of directors, employment of King Eagle (Tianjin)’s employees, regular operation, and financial management of King Eagle (Tianjin). The shareholders of King Eagle (Tianjin) have agreed to transfer any dividends, distributions or any other profits that they receive as the shareholders of King Eagle (Tianjin) to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by King Eagle (China) with a 30-day written notice. The Business Operation Agreement was terminated on June 10, 2025 as a result of a change in ownership of King Eagle (Tianjin) and an identical Business Operation Agreement was entered into on the same date.

Proxy Agreement

Pursuant to the terms of the Proxy Agreement dated on May 15, 2021, among King Eagle (China), and the shareholders of King Eagle (Tianjin) (the “Proxy Agreement”), the shareholders of King Eagle (Tianjin) have entrusted their voting rights as King Eagle (Tianjin)’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consent of the King Eagle (Tianjin) shareholders and King Eagle (China) or upon a 30-day notice by King Eagle (China). The Proxy Agreement was terminated on June 10, 2025 as a result of a change in ownership of King Eagle (Tianjin) and an identical Proxy Agreement was entered into on the same date.

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated on May 15, 2021, among King Eagle (China), King Eagle (Tianjin), and the shareholders of King Eagle (Tianjin) (the “Equity Disposal Agreement”), the shareholders of King Eagle (Tianjin) granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase King Eagle (Tianjin)’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle (Tianjin) agreed to give King Eagle (Tianjin) the total amount of the exercise price as a gift, or in other methods upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle (Tianjin). The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China). The Equity Disposal Agreement was terminated on June 10, 2025 as a result of a change in ownership of King Eagle (Tianjin) and an identical Equity Disposal Agreement was entered into on the same date.

Equity Pledge Agreement

Pursuant to the terms of certain Equity Pledge Agreement dated on May 15, 2021, among King Eagle (China) and the shareholders of King Eagle (Tianjin) (the “Pledge Agreement”), the shareholders of King Eagle (Tianjin) pledged all of their equity interests in King Eagle (Tianjin) to King Eagle (China), including the proceeds thereof, to guarantee King Eagle (Tianjin)’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, an “Agreement,” collectively, the “Agreements”). If King Eagle (Tianjin) or its shareholders breach their respective contractual obligations under any Agreement, or cause to occur one of the events regarded as an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle (Tianjin). During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled. The Pledge Agreement was terminated on June 10, 2025 as a result of a change in ownership of King Eagle (Tianjin) and an identical Pledge Agreement was entered into on the same date.

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

As of the date of this Quarterly Report, King Eagle (Tianjin) has six subsidiaries: King Eagle (Beijing) Technology Co., Ltd, King Eagle (Huai’an) Health Management Co., Ltd., Kun Zhi Jian (Huai’an) Technology Co., Ltd., Kun Zhi Jian (Shandong) Health Management Co., Ltd. and Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd., which were established by King Eagle (Tianjin) on December 1, 2022, September 19, 2023, October 26, 2023, January 31, 2024 and February 1, 2024, respectively, in the PRC and Kun Pin Hui (Shandong) Trading Co., Ltd., which was established in the PRC on November 23, 2023 and acquired by King Eagle (Tianjin) on April 7, 2024. King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

VIE Financial Information

Set forth below is the consolidated balance sheet information as of June 30, 2025 and September 30, 2024, and the consolidated statements of operations and cash flows for the nine months ended June 30, 2025 and 2024, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

Consolidated Balance Sheet

As of June 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$772	$272	$58,870	$-	$59,914
Intercompany receivables-current	-	625,050	-	2,615,553	(3,240,603)	-
Total current assets	-	633,314	272	2,918,276	(3,240,603)	311,259
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total noncurrent assets	34,160	26,186	-	357,429	(34,164)	383,611
Total assets	34,160	659,500	272	3,275,705	(3,274,767)	694,870
Intercompany payables	1,199,948	1,923,094	949	156,477	(3,280,468)	-
Total current liabilities	1,205,148	2,029,854	1,221	8,740,491	(3,280,468)	8,696,246
Total noncurrent liabilities	-	-	-	-	-	-
Total liabilities	1,205,148	2,029,854	1,221	8,740,491	(3,280,468)	8,696,246
Total shareholders’ equity	(1,170,988)	(1,370,354)	(949)	(5,464,786)	5,701	(8,001,376)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,170,988)	(1,370,354)	(949)	(5,464,786)	5,701	(8,001,376)
Total liabilities and equity	$34,160	$659,500	$272	$3,275,705	$(3,274,767)	$694,870

As of September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$981	$71	$81,132	$-	$82,184
Intercompany receivables-current	-	531,169	-	2,316,724	(2,847,893)	-
Total current assets	-	564,532	71	2,831,808	(2,847,893)	548,518
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total noncurrent assets	34,160	145,641	-	785,031	(34,164)	930,668
Total assets	34,160	710,173	71	3,616,839	(2,882,057)	1,479,186
Intercompany payables	970,159	1,846,491	969	51,757	(2,869,376)	-
Total current liabilities	994,159	2,071,841	1,033	8,344,402	(2,865,015)	8,546,420
Total noncurrent liabilities	-	-	-	121,484	-	121,484
Total liabilities	994,159	2,071,841	1,033	8,465,886	(2,865,015)	8,667,904
Total shareholders’ equity	(959,999)	(1,239,530)	(962)	(4,967,444)	(16,941)	(7,184,876)
Non-controlling interests	-	(122,138)	-	118,397	(101)	(3,842)
Total equity	(959,999)	(1,361,668)	(962)	(4,849,047)	(17,042)	(7,188,718)
Total liabilities and equity	$34,160	$710,173	$71	$3,616,839	$(2,882,057)	$1,479,186

Condensed Consolidated Statements of Operations Data

	Nine Months Ended June 30, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$1,073,606	$-	$1,073,606
Intercompany revenue	-	365,274	-	-	(365,274)	-
Cost of revenue and related tax	-	627	-	331,449	-	332,076
Gross profit	-	364,647	-	742,157	(365,274)	741,530
Total operating expenses	210,989	394,507	7	1,584,689	-	2,190,192
Intercompany operating expenses	-	-	-	365,274	(365,274)	-
Loss from operations	(210,989)	(29,860)	(7)	(1,207,806)	-	(1,448,662)
Other (income) expense	-	(7,431)	-	565,310	2,034	559,913
Loss before income taxes	(210,989)	(37,291)	(7)	(642,496)	2,034	(888,749)
Income tax expense	-	-	-	-	-	-
Net loss	$(210,989)	$(37,291)	$(7)	$(642,496)	$2,034	$(888,749)

	Nine Months Ended June 30, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$1,598,728	$-	$1,598,728
Intercompany revenue		601,210	-		(601,210)	-
Cost of revenue and related tax	-	748	-	427,899	-	428,647
Gross profit	-	600,462	-	1,170,829	(601,210)	1,170,081
Total operating expenses	171,056	604,712	7	995,516	-	2,604,771
Intercompany operating expenses	-	-	-	392,094	(392,094)	-
Loss from operations	(171,056)	(4,250)	(7)	(1,259,377)	-	(1,434,690)
Other income	-	37	-	30,626	-	30,663
Loss before income taxes	(171,056)	(4,213)	(7)	(1,228,756)	-	(1,404,027)
Income tax expense	-	-	-	16,029	-	16,029
Net loss	$(171,056)	$(4,213)	$(7)	$(1,244,780)	$-	$(1,420,056)

Condensed Consolidated Schedules of Cash Flows

	Nine Months Ended June 30, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(210,989)	$(37,291)	$(7)	$(642,496)	$2,034	$(888,749)
Intercompany receivables	-	(103,723)	-	88,223	15,500	-
Intercompany payables	229,789	116,402	-	(327,298)	(18,893)	-
Net cash provided by operating activities	-	1,385	200	69,245	(1,359)	69,471

Net cash used in investing activities	-	-	-	(30,412)	-	(30,412)

Net cash used in financing activities	-	-	-	(58,730)	-	(58,730)

Effect of exchange rate fluctuation on cash	$-	$(1,594)	$1	$(2,365)	$1,359	$(2,599)

	Nine Months Ended June 30, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(171,056)	$(4,214)	$(7)	$(1,012,630)	$-	$(1,187,907)
Intercompany receivables	-	(148,614)	-	(641,868)	790,482	-
Intercompany payables	221,056	(38,430)	69	663,147	(845,842)	-
Net cash (used in) provided by operating activities	-	(11,594)	62	(474,637)	(55,360)	(518,341)

Net cash used in investing activities	-	-	-	-	-	-

Effect of exchange rate fluctuation on cash	$-	$(29,378)	$1	$9,227	$55,360	$43,556

The Company consolidated its VIE as of June 30, 2025 and September 30, 2024. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2025	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$58,870	$81,132
Trade receivable – intercompany	2,615,553	2,316,724
Advance and prepayments	19,964	147,091
Other receivables – third parties	132,100	251,069
Inventory	8,032	15,700
Amount due from a related party	83,757	20,092
Total current assets	2,918,276	2,831,808

Noncurrent assets
Property and equipment, net	159,984	265,141
Investment in associate held for sale	32,111	15,743
Operating lease right-of-use assets	5,269	504,147
Finance lease right-of-use assets	160,065	-
Total noncurrent assets	357,429	785,031
Total assets	$3,275,705	$3,616,839

Liabilities
Current liabilities
Short-term borrowing	$99,391	$-
Trade payables	2,123,025	1,952,026
Other payables and accrual	1,371,840	1,194,683
Deferred revenue	504,385	584,116
Intercompany payables	156,477	51,757
Payroll payable	136,073	93,391
Tax payable	107,541	119,291
Amounts due to related parties	4,120,871	3,998,164
Operating lease obligations-current portion	4,511	154,095
Finance lease obligations-current portion	116,377	196,879
Total current liabilities	8,740,491	8,344,402

Noncurrent liabilities
Operating lease obligations-noncurrent portion	-	44,622
Finance lease obligations-noncurrent portion	-	76,862
Total noncurrent liabilities	-	121,484

Total liabilities	8,740,491	8,465,886

Commitment and contingencies		-

Equity
Additional paid-in capital	621,184	389,356
Accumulated deficits	(6,103,174)	(5,466,201)
Accumulated other comprehensive income	17,204	109,401
Total stockholders’ equity	(5,464,786)	(4,967,444)
Non-controlling interests	-	118,397

Total equity	(5,464,786)	(4,849,047)

Total liabilities and equity	$3,275,705	$3,616,839

The operating results of the VIE were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Revenue, net	$107,802	$672,062	$1,073,606	$1,598,728
Cost of revenue	(83,824)	(181,014)	(331,449)	(428,647)
Gross profit	23,978	491,048	742,157	1,170,081

Operating expenses
General and administrative expenses	122,897	665,195	625,438	1,258,890
Selling expense	333,880	62,521	1,324,525	1,174,826
Total operating expenses	456,777	727,716	1,949,963	2,433,716

Loss from operations	(432,799)	(236,668)	(1,207,806)	(1,263,635)

Other income (expenses):
Interest income	-	27	21	402
Other income (expenses)	400,044	(1,081)	441,214	30,261
Share of profit from investment in associate	(2,060)	-	(23,504)	-
Gain from investment	-	-	147,579	-
Total other income (expenses), net	397,984	(1,054)	565,310	30,663

Loss before income taxes	(34,815)	(237,722)	(642,496)	(1,232,972)

Income tax expense	-	2,665	-	16,029

Net loss	(34,815)	(235,057)	(642,496)	(1,216,943)
Less: Net loss attributable to non-controlling interest	-	-	(5,529)	(47)
Net loss attributable to Kun Peng International Ltd	$(34,815)	$(235,057)	$(636,967)	$(1,216,990)

The cash flows of the VIE were as follows:

	Nine Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(642,496)	$(1,254,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	88,867	35,932
Amortization of right-of-use assets	206,078	66,631
Share of profit from investment in associate	23,504	-
Gain on investment of a subsidiary	(147,579)	-

Changes in operating assets and liabilities
Advance and prepayments	122,961	(52,252)
Trade receivable- third parties	-	(13,854)
Trade receivable- intercompany	893,094	(113,820)
Other receivables- third parties	84,011	(226,082)
Other receivables- intercompany	(804,871)	(528,048)
Inventory	7,280	93,253
Amount due from a related party	40,340	-
Trade payable- third parties	1,845,872	-
Trade payable- intercompany	173,183	149,953
Other payables and accrual- third parties	1,167,667	518,345
Other payables and accrual- intercompany	(500,481)	513,194
Deferred revenue	(63,277)	(955,853)
Payroll payable	71,558	24,772
Amounts due to related parties	(2,438,891)	1,531,003
Tax payable	(5,599)	(20,923)
Lease liabilities	(51,976)	(52,623)
Net cash provided by (used in) operating activities	69,245	(162,756)

Cash flows from investing activities
Purchase of property, plant and equipment	(30,412)	-
Net cash used in investing activities	(30,412)	-

Cash flows from financing activities
Proceeds from bank borrowings	98,457	-
Payment of finance lease liabilities	(157,187)	-
Net cash used in financing activities	(58,730)	-

Effect of exchange rate changes on cash	(2,365)	9,227

Net change in cash and cash equivalents	(22,262)	(153,529)

Cash and cash equivalents, beginning balance	81,132	447,117

Cash and cash equivalents, ending balance	$58,870	$20,054

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	June 30,	September 30,
	2025	2024

Prepaid rent and building management and utilities	$1,773	$13,200
Prepaid supplies(1)	9,804	49,495
Prepaid income tax	5,119	5,226
Prepaid professional services(2)	2,797	104,742
Prepaid others	7,517	6,291
Total prepayments	$27,010	$178,954

(1)	As of June 30, 2025 and September 30, 2024, the Company had prepaid supplies of $9,804 and $49,495, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding deferred revenue is recognized.

28

(2)

As of September 30, 2024, the ending balance of prepaid professional services represented $104,742 of legal service fees for our PRC entities. The legal service fees will be amortized to general and administrative expenses using the straight-line method, over the service periods of October and November 2024.

As of June 30, 2025, the ending balance of prepaid professional services included $2,797 of advertising and promotion fees for our PRC entities. The advertising and promotion fees will be recognized in the Company’s consolidated statement of operations and comprehensive loss when the related services are performed.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	June 30,	September 30,
	2025	2024

Deposits	$97,653	$136,119
Advance to employees	-	42,894
Advance to third-party company	18,081	34,912
Others	16,812	37,663
Total other receivables	$132,546	$251,588

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

Advance to third-party company represents funds provided to a third-party company for rental fee and deposit.

NOTE 6 - INVENTORY

Inventory consisted of the following:

	June 30,	September 30,
	2025	2024

Finished goods	$8,032	$15,700
Total	$8,032	$15,700

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	September 30,
	2025	2024

Leasehold improvements	$128,968	$199,563
Furniture and fixtures	1,227	4,755
Computer equipment	294,389	291,386
Office equipment	1,470	5,822
Subtotal	426,054	501,526
Less: accumulated depreciation	(266,070)	(209,328)
Total property and equipment, net	$159,984	$292,198

Depreciation expense was $26,689 and $21,156 for the three months ended and $115,119 and $54,965 for the nine months ended June 30, 2025 and 2024, respectively.

NOTE 8 - INTANGIBLE ASSETS

	June 30,	September 30,
	2025	2024

Trademarks	$3,743	$3,692
Subtotal	3,743	3,692
Less: accumulated amortization	(1,408)	(1,144)
Total intangible assets, net	$2,335	$2,548

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,064, $1,368, $558, $36, $506, $84 and $126 will expire in July 2031, April 2031, April 2032, September 2032, October 2032, March 2033 and February 2034, respectively.

Amortization expense was $94 and $89 for the three months ended and $289 and $269 for the nine months ended June 30, 2025 and 2024, respectively.

NOTE 9 - TRADE AND OTHER PAYABLES

Trade and other payables included the following:

	June 30,	September 30,
	2025	2024

Accrued expenses to service agents	$3,083,836	$3,056,730
Refundable deposit to third-party individuals	244,291	-
Expense reimbursement payable	107,536	54,892
Customer deposits	50,393	45,600
Deposit payable to suppliers	26,523	17,670
Others	4,660	33,534
Total trade and other payables	$3,517,239	$3,208,426

NOTE 10 - DEFERRED REVENUE

	June 30,	September 30,
	2025	2024

Advance payments from customers	$504,385	$584,116
Total deferred revenue	$504,385	$584,116

Deferred revenue results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of June 30, 2025 and September 30, 2024, the Company had total deferred revenue of $504,385 and $584,116, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 11 - RELATED PARTY TRANSACTIONS

Acquisition of Kun Pin Hui (Shandong) Trading Co. Ltd.

On April 3, 2024, King Eagle (Tianjin) entered into a Share Transfer Agreement (the “Share Purchase Agreement”) with Zhandong Fan and Yuanyuan Zhang for the acquisition of all the subscribed shares of Kun Pin Hui (Shandong) Trading Co. Ltd.

Pursuant to the Share Purchase Agreement, King Eagle (Tianjin) agreed to acquire all of the subscribed capital of Kun Pin Hui (Shandong), amounting to $0.4 million (RMB 3 million), for an aggregate consideration of $0.28 (RMB 2). Zhandong Fan (the holder of 95% of the shares of Kun Pin Hui (Shandong)) and Yuanyuan Zhang (the holder of 5% of the shares of Kun Pin Hui (Shandong)), both of whom are shareholders of King Eagle (Tianjin), transferred their shares for consideration of $0.14 (RMB 1).

The acquisition closed on April 7, 2024. As of June 30, 2025, King Eagle (Tianjin) had paid $3,698 (RMB27,000) of the registered capital.

Amounts due from related parties

Amounts due from related parties mainly represent monies advanced to officers or employees for daily operating expenses that are anticipated to be incurred by our officers and employees on behalf of the Company. The advances are required to be repaid in cash within a year.

Amounts due from related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	June 30, 2025	September 30, 2024
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	$-	$7,125
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	-	7,125
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin)	Input VAT, offset once invoice was issued	-	5,842
King Eagle (Hangzhou) Health Technology Co., Ltd	45% held by King Eagle (Tianjin)	Advanced for operating expenses	83,757	-
Total			$83,757	$20,092

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

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	June 30, 2025	September 30, 2024
Ms. Chengyuan Li	A prior shareholder of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,631,498	$2,686,246
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	251,270	260,773
Mr. Richun Zhuang	Chief Executive Officer and Director	Operational support to King Eagle (Tianjin) to meet its working capital requirements	328,405	234,981
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	118,759	121,094
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,373	3,847
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,769	3,847
Mr. Cairong Ji	Legal representative of King Eagle (Hangzhou)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	2,391
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	823,367	753,455
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin)	Payments of agency service charges	31,227	2,779
Total			$4,190,668	$4,069,413

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

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of June 30, 2025 and September 30, 2024.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of June 30, 2025 and September 30, 2024, respectively. The issued and outstanding shares of common stock were 400,000,000 as of June 30, 2025 and September 30, 2024, respectively.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of June 30, 2025, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,337,599, $2,554,384 and $949, respectively. As of September 30, 2024, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,327,000, $2,539,081 and $962, respectively. Accordingly, the Company did not accrue statutory reserve funds as of June 30, 2025 and September 30, 2024.

NOTE 13 - REVENUE

Revenue:

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Retail product sales	$21,239	$440,243	$252,367	$983,694
Wholesale product sales	-	-	-	2,160
Equipment-based service revenue	86,563	231,819	821,239	539,630
Technical service revenue	-	-	-	35,959
Commissions	-	-	-	2,948
Training	-	-	-	34,337
Total	$107,802	$672,062	$1,073,606	$1,598,728

	Nine Months Ended June 30,
	2025	2024

Performance obligations satisfied at a point in time	$252,367	$1,059,098
Performance obligations satisfied over time	821,239	539,630
Total	$1,073,606	$1,598,728

Cost of revenue:

We disaggregated our cost of revenue for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Retail product sales	$6,859	$116,723	$39,995	$249,007
Wholesale product sales	-	-	-	1,150
Equipment-based service revenue	77,148	63,542	292,081	158,167
Technical service revenue	-	-	-	-
Commissions	-	-	-	-
Training	-	-	-	20,323
Total	$84,007	$180,265	$332,076	$428,647

NOTE 14 - INCOME TAXES

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine months ended June 30, 2025 and 2024.

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

KP (Hong Kong) did not earn any income that was derived in Hong Kong for the nine months ended June 30, 2025 and 2024, and, therefore, KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	Nine Months Ended June 30,
	2025	2024
Current
Federal	$-	$-
State	-	-
Foreign	-	16,029
Total current	-	16,029

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$16,029

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Nine Months Ended June 30,
	2025	2024
Loss before income tax expense	$(888,749)	$(1,404,027)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.1%	3.6%
Tax effect of non-deductible expenses	(1.8)%	(2.8)%
Change in valuation allowance	(22.3)%	(22.9)
Effective tax rate	0.0%	(1.1)%

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

As of June 30, 2025 and September 30, 2024, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

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

The following table provides a summary of leases as of June 30, 2025 and September 30, 2024:

Assets/liabilities	Classification	June 30, 2025	September 30, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$5,269	$284,524
Finance lease right-of-use assets	Finance lease assets	160,065	309,445
Total lease assets		$165,334	$593,969

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$4,511	$238,979
Finance lease liability - current	Current finance lease liabilities	116,377	196,879
		$120,888	$435,858
Long-term
Operating lease liability – net of current portion	Long-term finance lease liabilities	$-	$44,622
Finance lease liability – net of current portion	Long-term operating lease liabilities	-	76,862
		-	121,484
Total lease liabilities		$120,888	$557,342

The operating lease expense for the three and nine months ended June 30, 2025 and 2024 was as follows:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost
Lease expenses – short-term	General and administrative	$-	$-	$9,299	$-
Lease expenses	General and administrative	9,934	81,064	153,827	246,939
Finance lease cost
Amortization of leased asset	Cost of revenues	44,570	-	138,350	-
Interest on lease liabilities	Other expense - other	1,700	-	6,829	-
Total lease cost		$56,256	$81,064	$308,305	$246,939

Maturities of operating lease and finance lease liabilities as of June 30, 2025 were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$4,546	$42,244
2026	-	76,262
Thereafter	-	-
Total lease payments	4,546	118,506
Less: Interest	(35)	(2,129)
Present value of lease payments	$4,511	$116,377

Maturities of operating lease and finance lease liabilities as of September 30, 2024, were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$244,243	$205,103
2026	44,887	77,848
Thereafter	-	-
Total lease payments	289,130	282,951
Less: Interest	(5,529)	(9,210)
Present value of lease payments	$283,601	$273,741

Supplemental information related to operating leases and finance leases was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$49,973	$14,398	$292,132	$111,469
New operating lease assets obtained in exchange for operating lease liabilities	$115	$14,398	$8,951	$111,469

	Nine Months Ended June 30,
	2025	2024
Weighted average remaining operating lease term	0.58 years	0.77 years
Weighted average remaining finance lease term	0.81 years	-
Weighted average discount rate for operating lease	4.75%	4.30%
Weighted average discount rate for finance lease	4.75%	-

The amortization expense was $57,829 and $54,965 for the three months ended June 30, 2025 and 2024 and $293,242 and $216,678 for the nine months ended June 30, 2025 and 2024, respectively.

NOTE 16 - SHORT-TERM BORROWING

	Loan period	Interest rate	June 30, 2025	September 30, 2024
China Construction Bank Co., LTD. Beijing Mentougou Branch	December 19, 2024 to December 19, 2025	3.86%	$99,391	$-
Short-term borrowing			$99,391	$-

The loans were guaranteed by a shareholder.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of June 30, 2025 and September 30, 2024, we had purchase and service commitments in an amount of $75,072 and $4,987, respectively.

NOTE 18 - SUBSEQUENT EVENT

As of June 30, 2025, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. King Eagle Mall is designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fill customer orders through our outsourced networks. As of June 30, 2025, King Eagle Mall had approximately 5,669 members.

We also operate customer service centers with which our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented a new online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health conditions, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of June 30, 2025, our new online platform had approximately 3,494 members.

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see Note 3 to our Condensed Consolidated Financial Statements - “Variable Interest Entities (“VIE”) Arrangements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our condensed consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the nine months ended June 30, 2025 included in this report.

Corporate Structure

The Company is a Nevada holding company with no operations of its own. It conducts its operations through its PRC subsidiary, King Eagle (China), which conducts its operations through contractual arrangements with a variable interest entity (“VIE”), King Eagle (Tianjin), and its subsidiaries (i) King Eagle (Beijing) Technology Co., Ltd., incorporated on December 1, 2022; (ii) King Eagle (Huai’an) Health Management Co., Ltd., incorporated on September 19, 2023; (iii) Kun Zhi Jian (Huai’an) Technology Co., Ltd., incorporated on October 26, 2023; (iv) Kun Zhi Jian (Shandong) Health Management Co., Ltd., incorporated on January 30, 2024; (v) Chengdu Wenjiang Pengrun Internet Healthcare Co., Ltd., incorporated on February 1, 2024; and (vi) Kun Pin Hui (Shandong) Trading Co. Ltd., acquired on April 7, 2024.

As a result of such contractual arrangements, King Eagle (China) is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidated entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiaries in its consolidated financial statements in accordance with U.S. GAAP.

Results of Operations for the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025		2024
	Amount	% of revenue	Amount	% of revenue

Revenues	$107,802	100.0%	$672,062	100%
Cost of revenues	84,007	77.9	180,265	26.8
Gross profit	23,795	22.1	491,797	73.2
Operating expenses:
General and administrative expenses	231,403	214.7	353,669	52.6
Selling expense	228,126	211.6	422,612	62.9
Total operating expenses	459,529	426.3	776,281	115.5
Loss from operations	(435,734)	(404.2)	(284,484)	(42.3)
Other income (expenses)	390,869	362.6	(1,087)	(0.2)
Loss before income taxes	(44,865)	(41.6)	(285,571)	(42.5)
Income tax expense	-	-	2,665	0.4
Net loss	$(44,865)	(41.6)	$(288,236)	(42.9)

Revenues

For the three months ended June 30, 2025 and 2024, revenues amounted to $107,802 and $672,062, respectively. The following table presents revenues disaggregated by customer type for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024

Retail	$21,239	$440,243
Equipment-based service revenue	86,563	231,819
Total	$107,802	$672,062

We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) on gross sales.

In addition to revenue from retail sales, we have equipment-based service revenue, generated through providing cards for online medical consultation services and selling prepaid cards to our customers for use with card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center. We recognize equipment-based service revenue upon the completion of medical consultation services and consuming the prepaid cards.

We generated $564,260, or 84.0%, lower revenue for the three months ended June 30, 2025 compared to the same period in 2024 due to the termination of two subsidiaries’ businesses, which caused both our retail and our equipment-based service revenue to decline.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2025 and 2024 was $84,007 and $180,265, respectively.

We disaggregated our cost of revenue by customer type, retail and wholesale, for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024

Retail	$6,859	$116,723
Equipment-based service revenue	77,148	63,542
Total	$84,007	$180,265

Our cost of revenue for the three months ended June 30, 2025 of $84,007 constituted a $96,258, or 53.4%, decrease from our cost of revenue for the three months ended June 30, 2024 of $180,265. Our cost of revenue primarily consisted of the costs of purchasing consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. We made our retail product sales through our King Eagle Mall and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

During the three months ended June 30, 2025, our cost of retail decreased in line with our decrease in revenue and our cost for equipment-based services decreased as a result of the termination of two subsidiaries business.

Gross profit

	Three months ended June 30,
	2025	2024

Retail	$14,380	$323,520
Equipment-based service revenue	9,415	168,277
Total	$23,795	$491,797

For the three months ended June 30, 2025 and 2024, our overall gross profit and margin was $23,795, or 22.1%, and $491,797, or 73.2%, respectively.

For the three months ended June 30, 2025 and 2024, the gross profit and gross profit margin for our retail business amounted to $14,380, or 67.7%, and $323,520, or 73.5%, respectively, and the gross profit and gross profit margin for our equipment-based services business amounted to $9,415, or 10.9%, and $168,277, or 72.6%, respectively. The decrease in our gross profit and margin was due to the termination of two subsidiaries’ businesses.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the three months ended June 30, 2025 and 2024, total operating expenses were $459,529 and $776,281, respectively. The decrease in operating expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a decrease of $122,266 in general and administrative expenses and a decrease of $194,486 in selling expenses.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 were $231,403 and $353,669, respectively. The decrease in general and administrative expenses of $122,266 between the two periods was chiefly due to a decrease in office rent and building management of $68,028, a decrease in professional service fees of $21,678 and a decrease in depreciation and amortization of $14,278. These expenses declined as a result of shutting down two subsidiaries during the three months ended June 30, 2025.

Our general and administrative expenses for the three months ended June 30, 2025 and 2024 were comprised of the following:

	For the three months ended June 30,
	2025	2024
Employee compensation and benefits	$130,402	$136,450
Office rent and building management	10,557	78,585
Office supplies and meetings	1,768	4,898
Professional service fees	55,668	77,346
Travel, transportation, and gasoline	20,977	24,046
Meals and entertainment	5,971	10,598
Depreciation and amortization	5,344	19,622
Others	716	2,124
Total	$231,403	$353,669

Selling expenses

For the three months ended June 30, 2025 and 2024, our selling expenses were $228,126 and $422,612, respectively. The $194,486 decrease in selling expenses for the three months ended June 30, 2025 was primarily driven by a decrease in service agent costs of $125,595, a decrease in office supplies and meetings of $42,956 and a decrease in depreciation and amortization of $16,783. These expenses declined as a result of the decrease in revenue and the termination of the businesses of two subsidiaries during the three months ended June 30, 2025.

Our selling expenses included the following:

	Three Months Ended June 30,
	2025	2024
Service agents	$133,931	$259,526
Employee compensation and benefits	66,592	70,412
Office supplies and meetings	5,844	48,800
Travel, transportation, and gasoline	4,149	10,171
Meals and entertainment	593	573
Depreciation and amortization	16,196	32,979
Advertising	821	151
Total	$228,126	$422,612

Other income (expenses)

Other income (expenses) primarily consisted of bank interest income and expense, share of profit from investment in associate, loss from investment, and foreign exchange gain or loss. Our other income for the three months ended June 30, 2025 was $390,869 and other expense for the three months ended June 30, 2024 was $1,087. We recognized $2,060 loss from share of profit from investment in associate, King Eagle (Hangzhou), as well as $466,322 other income and $73,393 other expense by the liquidation of assets and liabilities during the deregistration process for two subsidiaries, King Eagle (Huai’an) and Kun Zhi Jian (Huai’an), during the three months ended June 30, 2025.

Income tax expense

For the three months ended June 30, 2025 and 2024, our income tax expense was $nil and $2,665, respectively. During the three months ended June 30, 2024, Kun Zhi Jian (Huai’an) realized income of $10,660 and we recognized an income tax expense in accordance with the PRC’s statutory income tax rate of 25%.

Net loss

As a result of the factors discussed above, we posted a net loss in the amount of $44,865 for the three months ended June 30, 2025 compared to net income in the amount of $288,236 for the three months ended June 30, 2024.

Foreign currency translation adjustment

The functional currency for our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”); the functional currency for our operations in Hong Kong is the Hong Kong Dollar (“HKD”). Our financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported foreign currency translation income of $103,165 and loss of $22,608 for the three months ended June 30, 2025 and 2024, respectively.

Comprehensive loss

We recognized a comprehensive loss of $148,030 and $265,628 for the three months ended June 30, 2025 and 2024, respectively.

Results of Operations for the nine months ended June 30, 2025 and 2024

	Nine Months Ended June 30,
	2025		2024
	Amount	% of revenue	Amount	% of revenue

Revenues	$1,073,606	100.0	$1,598,728	100
Cost of revenues	332,076	30.9	428,647	26.8
Gross profit	741,530	69.1	1,170,081	73.2
Operating expenses:
General and administrative expenses	1,196,450	111.4	1,429,945	89.4
Selling expense	993,742	92.6	1,174,826	73.5
Total operating expenses	2,190,192	204.0	2,604,771	162.9
Loss from operations	(1,448,662)	(134.9)	(1,434,690)	(89.7)
Other income	559,913	52.1	30,663	1.9
Loss before income taxes	(888,749)	(82.8)	(1,404,027)	(87.8)
Income tax expense	-	-	16,029	1.0
Net loss	$(888,749)	(82.8)	$(1,420,056)	(88.8)

Revenues

For the nine months ended June 30, 2025 and 2024, revenues amounted to $1,073,606 and $1,598,728, respectively.

The following table presents revenues disaggregated by customer type for the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,
	2025	2024

Retail	$252,367	$983,694
Wholesale	-	2,164
Equipment-based service revenue	821,239	539,630
Technical service revenue	-	35,959
Commission revenue	-	2,948
Training revenue	-	34,337
Total	$1,073,606	$1,598,728

We recognize our revenue on a gross basis, net of sub-charges and value-added tax (“VAT”) on gross sales.

In addition to revenue from retail and wholesale sales, we have developed the following sources of revenue: (i) equipment-based service revenue, generated through providing cards for online medical consultation services and selling prepaid cards to our customers for use with card-operated health screening equipment located at the Kun Zhi Jian Customer Service Center; (ii) technical service revenue, generated through promoting vendors’ products or businesses on our online platform; (iii) commission revenue, generated through the Mini Program by selling health care instruments on behalf of third parties on a commission basis; and (iv) training revenue, generated through offering training programs provided by a local health care service team.

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

We generated $525,122, or 32.8%, lower revenue for the nine months ended June 30, 2025 compared to the same period in 2024 due to the substantially sharp decrease in retail. We had not revenue from technical service revenue, commission revenue, and training revenue, resulting from the termination of two subsidiaries’ businesses and related business streams suspended during the nine months ended June 30, 2025. However, our equipment-based service revenue increased as a result of market promotions on equipment-based services during the nine months ended June 30, 2025.

Cost of revenue

We disaggregated our cost of revenue for the nine months ended June 30, 2025 and 2024 as follows:

	Nine months ended June 30,
	2025	2024

Retail	$39,995	$249,007
Wholesale	-	1,150
Equipment-based service revenue	292,081	158,167
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	-	20,323
Total	$332,076	$428,647

Our cost of revenue for the nine months ended June 30, 2025 was $332,076, a $96,571, or 22.5%, decrease over our cost of revenue for the nine months ended June 30, 2024 of $428,647. Our cost of revenue primarily consisted of the purchase of consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. For the nine months ended June 30, 2024, we also had payments of training fees and related reimbursements to our third-party trainers; however, no such costs were incurred during the nine months ended June 30, 2025 due to the suspension of the related business. We made our retail product sales through our King Eagle Mall and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

During the nine months ended June 30, 2025, our cost of revenue decreased in line with the decrease in revenue as a result of the termination of two subsidiaries’ businesses.

Gross profit

	Nine months ended June 30,
	2025	2024

Retail	$212,372	$734,687
Wholesale	-	1,010
Equipment-based service revenue	529,158	381,463
Technical service revenue	-	35,959
Commission revenue	-	2,948
Training revenue	-	14,014
Total	$741,530	$1,170,081

For the nine months ended June 30, 2025 and 2024, our overall gross profit and margin was $741,530, or 69.1%, and $1,170,081, or 73.2%, respectively.

For the nine months ended June 30, 2025 and 2024, the gross profit and margin for our retail business amounted to $212,372, or 84.2%, and $734,687, or 74.7%, respectively. The decrease in our gross profit and margin for our retail business for the nine months ended June 30, 2025 as compared to the same period in 2024 was primarily due to the termination of two subsidiaries’ businesses. For the nine months ended June 30, 2025 and 2024, the gross profit and margin for our equipment-based services business amounted to $529,158 or 64.4%, and $381,463, or 70.7%, respectively. The increase in our gross profit and margin for our equipment-based services business for the nine months ended June 30, 2025 as compared to the same period in 2024 was primarily due to promotions on our equipment-based services.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the nine months ended June 30, 2025 and 2024, our total operating expenses were $2,190,192 and $2,604,771, respectively. The decrease in operating expenses for the nine months ended June 30, 2025 compared to the same period in 2024 was primarily due to a decrease of $233,495 in general and administrative expenses and a decrease of $181,084 in selling expenses.

General and administrative expenses

General and administrative expenses for the nine months ended June 30, 2025 and 2024 were $1,196,450 and $1,429,945, respectively. The decrease in general and administrative expenses during the nine months ended June 30, 2025 by $233,495 was chiefly due to a decrease in office rent and building management of $100,759, a decrease in meals and entertainment of $121,014, and a decrease in travel, transportation, and gasoline of $41,636. These expenses declined as a result of the deregistration of two subsidiaries during the nine months ended June 30, 2025.

Our general and administrative expenses for the nine months ended June 30, 2025 and 2024 were comprised of the following:

	Nine Months Ended June 30,
	2025	2024
Employee compensation and benefits	$482,682	$460,704
Office rent and building management	160,349	261,108
Office supplies and meetings	8,155	26,465
Professional services fees	389,749	369,431
Travel, transportation, and gasoline	56,239	97,875
Meals and entertainment	21,626	142,640
Depreciation and amortization	50,296	51,349
Others	27,354	20,373
Total	$1,196,450	$1,429,945

Selling expenses

Our selling expenses for the nine months ended June 30, 2025 and 2024, were $993,742 and $1,174,826, respectively. The $181,084 decrease was primarily due to a decrease in service agent costs of $124,946 and a decrease in office supplies and meetings of $78,687, which were offset by an increase in depreciation and amortization of $16,900. Service agent costs and expenses for office supplies and meetings declined as a result of the deregistration of two subsidiaries, whereas we bought several pieces of health care equipment for promotional activities to develop our equipment-based business during the nine months ended June 30, 2025.

Our selling expenses included the following:

	Nine Months Ended June 30,
	2025	2024
Service agents	$628,932	$753,878
Employee compensation and benefits	213,058	206,892
Rental for sales stores	7,605	-
Office supplies and meetings	59,953	138,640
Travel, transportation, and gasoline	18,332	30,401
Meals and entertainment	2,757	5,724
Depreciation and amortization	50,414	33,514
Advertising	12,691	5,777
Total	$993,742	$1,174,826

Other income

Other income primarily consisted of bank interest income, share of profit from investment in associate, loss from investment, and foreign exchange gain or loss. Our other income for the nine months ended June 30, 2025 and 2024 was $559,913 and $30,663, respectively. We recognized a $147,579 gain on the disposal of a subsidiary, King Eagle (Hangzhou), a $23,504 loss from share of profit from investment in associate, King Eagle (Hangzhou), as well as $517,865 other income and $82,049 other expense by the liquidation of assets and liabilities during the deregistration process for two subsidiaries, King Eagle (Huai’an) and Kun Zhi Jian (Huai’an), for the nine months ended June 30, 2025.

Income tax expense

For the nine months ended June 30, 2025 and 2024, the income tax expense of the Company was $nil and $16,029, respectively. During the nine months ended June 30, 2024, Kun Zhi Jian (Huai’an) realized income of $64,116 and we recognized an income tax expense in accordance with the PRC’s statutory income tax rate of 25%.

Net loss

As a result of the factors discussed above, the Company posted net losses in the amount of $888,749 and $1,420,056 for the nine months ended June 30, 2025 and 2024, respectively.

Foreign currency translation adjustment

The functional currency of our operation in the PRC is the Chinese Yuan or Renminbi (“RMB”); for our operations in Hong Kong it is the Hong Kong dollar (“HKD”). Our financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/ or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $137,303 for the nine months ended June 30, 2025 and foreign currency translation income of $25,449 for the same period in 2024.

Comprehensive loss

The Company recognized comprehensive losses in the amounts of $751,446 and $1,445,505 for the nine months ended June 30, 2025 and 2024, respectively.

Liquidity and capital resources

As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents balances of $59,914 and $82,184, respectively.

For the nine months ended June 30, 2025, net cash provided by operating activities totaled $69,471. Operating cash inflow was mainly attributable to our net loss of $888,749 and a decline in amounts due to related parties of $2,438,891, offset by an increase in trade payables of $1,822,702 and an increase in other payables and accrual of $1,152,448.

For the nine months ended June 30, 2024, net cash used in operating activities totaled $206,462. Operating cash outflow was mainly attributable to our net loss of $1,420,056 and a decline in customer advances of $955,853, offset by a decrease in inventory of $93,253.

Net cash used in investing activities totaled $30,412 and was related to the purchase of property, plant, and equipment during the nine months ended June 30, 2025. There was no investing and financial activity during the nine months ended June 30, 2024.

Net cash used in financing activities totaled $58,730 and was related to the payment of finance lease liabilities of $157,187, offset by proceeds from bank borrowings of $98,457 during the nine months ended June 30, 2025. There was no financial activity during the nine months ended June 30, 2024.

For the nine months ended June 30, 2025, the effect of exchange rate change on cash totaled $2,599. The resulting change in cash for the period was a decrease of $22,270,

For the nine months ended June 30, 2024, the effect of exchange rate change on cash totaled $43,557. The resulting change in cash for the period was a decrease of $162,905.

The following table sets forth a summary of changes in our working capital as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024

Current Assets	$311,259	$548,518
Current Liabilities	8,696,246	8,546,420
	$(8,384,987)	$(7,997,902)

We require cash of approximately $7.7 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of June 30, 2025 and September 30, 2024, we had received customer advances in the amount of approximately $0.5 million and $0.6 million, respectively. We anticipate that the majority of the revenue will be recognized in fiscal year 2026. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant commercial laws or regulations.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments, and to meet the demands from our customers for refunds of their advance payments, the Company has focused on increasing its revenue through its online platform. In November 2023, we launched the Kun Zhi Jian Mini Program and commenced exploring additional revenue streams. In the meantime, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The financial statements included in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the nine months ended June 30, 2025, the Company experienced cash inflows from operating activities of $69,471, incurred a net loss of $888,749, and had negative working capital of $8,384,987. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help improve its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of operating costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares and bank loans. The Company has been focusing on increasing its revenue through its online platform and trimming its operating costs. For example, it explored additional revenue streams and reduced its service agent service fee. In order to continue as a going concern for the next 12 months, the Company continues to explore additional revenue streams, leverage the health care expertise and technology of local health care service providers, promote and sell preventive health care dietary supplements and products, and offer health care equipment-based services at the Kun Zhi Jian Customer Service Center. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Our directors have indicated that they intend to continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, credit risk support, or other benefits.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2025:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$-	$-	$-	$-	$-
Finance lease obligations	116,377	-	-	-	116,377
Short-term borrowing	99,391	-	-	-	99,391
Purchase and service agreements	75,072	-	-	-	75,072

Total contractual obligations	$290,840	$-	$-	$-	$290,840

Future Financings

We will continue to rely on loans from our directors and major shareholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our operations and other activities, and if we do succeed in selling additional securities, there is no guarantee that existing shareholders will not be substantially diluted.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended June 30, 2025, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective such that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2025 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

KUN PENG INTERNATIONAL LTD

Date: August 14, 2025	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: August 14, 2025	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

