Form 10-K
period 2025-09-30
Kun Peng International Ltd.
filed 2025-12-31
CIK 1502557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-169805

KUN PENG INTERNATIONAL LTD.

(Exact name of issuer as specified in its charter)

Nevada	32-0538640
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Room 2069W, Sihui Building, No 1008-B Huihe South Street Banbidian Village Gaobeidian Town, Chaoyang District Beijing, PRC	100124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + 86-10-87227012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the 58,416,090 shares of common stock held by non-affiliates of the registrant as of March 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,841,609 based on the last sale price of the registrant’s common stock on such date of $0.10 per share on the OTC Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 19, 2025, the registrant had 400,000,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

i

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

ii

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and, for the purposes of this report only, references to:

●	“Chengdu Wenjiang” are to Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd, a PRC company and a wholly-owned subsidiary of King Eagle VIE;

●	“China” and “the PRC” are to the People’s Republic of China;

●	“Company” or “KPIL” are to Kun Peng International Ltd., (formerly CX Network Group, Inc.), a Nevada corporation;

●	“Deregister” or “Deregistration,” with respect to a PRC company, are to the formal legal process to officially terminate the company’s existence;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“FIE” are to a foreign invested enterprise;

●	“Guoxin Zhengye” are to Guoxin Zhengye Enterprise Management Co., Ltd., a PRC company;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“KP (China)” are to Kun Peng (China) Industrial Development Company Limited, a Hong Kong company that was a holding company and a wholly-owned subsidiary of KP International Holding until its deregistration in February 2024;

●	“KP (Hong Kong)” are to Kun Peng (Hong Kong) Industrial Development Limited, a Hong Kong company that is a holding company and a wholly-owned subsidiary of KP International Holding;

●	“KP International Holding” are to Kun Peng International Holding Limited, a British Virgin Islands company that is a holding company and a wholly-owned subsidiary of the Company;

●	“KP Tian Yu” and “WFOE” are to Kun Peng Tian Yu Health Technology (Tianjin) Co. Ltd., a PRC company that is a holding company and a wholly-owned subsidiary of KP (Hong Kong) that has been a wholly foreign-owned enterprise since March 3, 2023;

iii

●	“King Eagle (Beijing)” are to King Eagle (Beijing) Technology Co., a PRC company and a wholly- owned subsidiary of King Eagle VIE;

●	“King Eagle (China)” are to King Eagle (China) Co., Ltd., a PRC company that is owned 51% by KP Tian Yu and 49% by KP (Hong Kong);

●	“King Eagle (Hangzhou)” are to King Eagle (Hangzhou) Health Technology Co., Ltd., a PRC company that was 95% owned by King Eagle VIE until January 17, 2025 and that has been 40% owned by King Eagle VIE since January 17, 2025;

●	“King Eagle (Huai’an)” are to King Eagle (Huai’an) Health Management Co., Ltd., (deregistered on August 28, 2025) a PRC company that is a wholly owned subsidiary of King Eagle VIE;

●	“King Eagle (Tianjin)” and “King Eagle VIE” are to King Eagle (Tianjin) Technology Co., Ltd., a PRC company and a variable interest entity;

●	“Kun Pin Hui (Shandong)” are to Kun Pin Hui (Shandong) Trading Co. Ltd., a PRC company and a wholly-owned subsidiary of King Eagle VIE;

●	“Kun Yu (Hainan)” are to Kun Yu (Hainan) Technology Co., Ltd., a PRC company and a wholly-owned subsidiary of King Eagle VIE;

●	“Kun Zhi Jian (Huai’an)” are to Kun Zhi Jian (Huai’an) Technology Co., Ltd., (deregistered on August 28, 2025) a PRC company and a wholly-owned subsidiary of King Eagle VIE;

●	“Kun Zhi Jian (Shandong)” are to Kun Zhi Jian (Shandong) Health Management Co., Ltd, a PRC company and a wholly-owned subsidiary of King Eagle VIE;

●	“member(s)” are to customers who have opened an account with King Eagle VIE so as to make purchases on one of its e-commerce platforms;

●	“MOFCOM” are to the Ministry of Commerce of the People’s Republic of China;

●	“NDRC” are to the National Development and Reform Commission of the People’s Republic of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“SAFE” are to the State Administration of Foreign Exchange of the People’s Republic of China;

●	“SAT” are to the State Administration of Taxation of the People’s Republic of China;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

●	“VIE Agreements” are to the agreements entered into by and between King Eagle (China) and King Eagle (Tianjin) to qualify King Eagle (Tianjin) as a variable interest entity, specifically, the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement;

●	“we,” “us,” “our,” “KPIL,” “the Company,” and “our Company” are to the combined business of Kun Peng International Ltd. (formerly CX Network Group, Inc.), a Nevada corporation, and its subsidiaries and other consolidated entities;

●	“WFOE” are to King Eagle (China), our wholly foreign owned enterprise until March 3, 2023, and KP Tian Yu, our wholly foreign owned enterprise since March 3, 2023.

iv

PART I

ITEM 1. BUSINESS

Regulatory Overview - Legal and Operational Risks

The Company is not a Chinese operating company but rather a Nevada holding company with no operations of its own. It conducts its operations through its PRC subsidiary, King Eagle (China), which conducts its operations through contractual agreements with a variable interest entity (“VIE”), King Eagle (Tianjin), and its subsidiaries (i) King Eagle (Beijing), incorporated on December 1, 2022; (ii) King Eagle (Huai’an), incorporated on September 19, 2023 (deregistered on August 28, 2025); (iii) Kun Zhi Jian (Huai’an), incorporated on October 26, 2023 (deregistered on August 28, 2025); (iv) Kun Zhi Jian (Shandong), incorporated on January 30, 2024; (v) Chengdu Wenjiang, incorporated on February 1, 2024; (vi) Kun Pin Hui (Shandong), incorporated on April 7, 2024; (vii) King Eagle (Hangzhou), incorporated on July 18, 2024 (55% was disposed during the year and as at September 30, 2025 it is 40% owned by King Eagle VIE); and (viii) Kun Yu (Hainan), incorporated on August 20, 2025. Please see “- Corporate History and Structure - Contractual Arrangements” below.

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

Risks Related to our VIE Structure

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with King Eagle VIE. If the Chinese government should disallow or limit the use of the VIE, it could materially and adversely affect our business, which could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected, and we may be forced to relinquish our interests in those operations” on page 44.

●	Although we have been advised by our PRC counsel that the ownership structures of our PRC subsidiary and King Eagle VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, but that such ownership structures have not been tested in court, KPIL faces uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, King Eagle VIE’s financial performance, and the value of a shareholder’s KPIL shares. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China) and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 45.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial negative impact on KPIL’s business and consequently on the value of KPIL’s securities. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - PRC laws and regulations governing our business and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected and we may be forced to relinquish our interests in those operations” on page 44.

●	On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation including future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, it is uncertain whether our contractual arrangements would be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with. See “Item 1A. Risks Factors - Risks Related to our Commercial Relationship with our VIE - Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law” on page 46.

●	Neither the Company nor its shareholders have a direct equity ownership interest in King Eagle VIE. The Company’s relationship to the VIE is defined by the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in your shares significantly declining in value or becoming worthless. See “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE - We conduct substantially all of our operations in China through our PRC subsidiary, King Eagle (China), and our VIE, with which King Eagle (China) maintains contractual arrangements. There are risks associated with this structure as the PRC has not yet ruled on its legality” on page 45.

For additional risks related to our VIE structure, see “Item 1A. Risk Factors - Risks Related to our Commercial Relationship with our VIE” starting on page 44.

Risks Related to Doing Business in China

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - The Chinese government may choose to exercise significant oversight and discretion over the conduct of our and our VIE’s business operations in China” on page 51.

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection” on page 55.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. King Eagle (China) and it’s VIE’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock. See “Item 1A. Risk Factors - Risks Related to our Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 60.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, King Eagle (China) and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. See “Item 1A. Risk Factors - Risks Related to Our Business - We will rely on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business” on page 44.

●	In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate with respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from the standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders” on page 61.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIE’s business and financial condition. Any deterioration in our VIE’s business could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - A downturn in the Chinese or global economy, or a change in economic and political policies of China, could materially and adversely affect our VIE’s business and financial condition” on page 59.

●	Our business operations are conducted in China through our VIE and its subsidiaries. If we should become subject to the recent scrutiny, criticism, and negative publicity involving U.S. listed China-based companies, we may have to expend significant resources to investigate and/or defend negative allegations. If such allegations cannot be addressed and resolved favorably, it could result in a material change in the business operations of our PRC subsidiaries, significantly limit our ability to obtain financing through the sale of additional securities, and cause our securities to significantly decline in value or be worthless. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, stock price, and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably” on page 64.

●	There are political risks associated with conducting business in Hong Kong and China. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - There are political risks associated with conducting business in China” on page 59.

●	Our current auditor, J&S, an independent registered public accounting firm that is headquartered in Malaysia, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”). Although we believe that the Holding Foreign Companies Accountable Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of or amendments to the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our securities are delisted by the exchange on which our securities are listed. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our securities could be delisted and prohibited from trading on a U.S. exchange” on page 58.

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

See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Restrictions under PRC law on our subsidiaries’ ability to make dividend payments and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” on page 60.

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

Kun Peng International Holding Limited

KP International Holding was incorporated in the British Virgin Islands on April 20, 2021. KP International Holding is a holding company. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kun Peng (China) Industrial Development Company Limited, incorporated in Hong Kong on August 11, 2017, for an aggregate cash consideration of $0.129 (HK$1). KP (China) was deregistered on February 2, 2024. After the ownership transfer, KP International Holding became the sole shareholder of KP (China).

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle VIE was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle VIE. It is owned by multiple individuals: Yuanyuan Zhang, the Chief Financial Officer of the Company (approximately 32.7%), Zhandong Fan (approximately 27.7%), Xiujin Wang (approximately 10.5%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), and Hui Teng (approximately 5%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited. In addition, Chengyuan Li originally owned 45.5% of the equity of King Eagle VIE; however, Ms. Li transferred all of those shares to Yuanyuan Zhang and Zhandong Fan on June 10, 2025.

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

King Eagle VIE owns 100% of the outstanding shares of King Eagle (Beijing), Kun Zhi Jian (Shandong), Kun Pin Hui (Shandong), Chengdu Wenjiang, and Kun Yu (Hainan), and 40% of the outstanding shares of King Eagle (Hangzhou).

King Eagle (Beijing) Technology Co., Ltd.

King Eagle (Beijing) was established under the laws of the People’s Republic of China on December 1, 2022 with a registered capital of approximately $0.7 million (RMB5 million). It is a wholly-owned subsidiary of King Eagle VIE. King Eagle (Beijing) commenced its operation of our online platform called “Kun Zhi Jian” in January 2023. This platform became one of the components of the Kun Zhi Jian Mini Program in November 2023. Since then, King Eagle (Beijing) has focused on the retail sale of health care related products and dietary supplements.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) was established on October 26, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB1 million). It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Huai’an) commenced operations in November 2023 and primarily focused on marketing and selling physiotherapy equipment products. As of the date of this Annual Report, Kun Zhi Jian (Huai’an) completed its deregistration on August 28, 2025.

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) was established on September 19, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.69 million (RMB5 million). It has been a wholly-owned subsidiary of King Eagle VIE since July 19, 2024. King Eagle (Huai’an) became fully operational in October 2023 and focused on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members. King Eagle (Huai’an) completed its deregistration on August 28, 2025.

Kun Zhi Jian (Shandong) Health Management Co., Ltd

Kun Zhi Jian (Shandong) was established on January 30, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Shandong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. This entity commenced its operations in February 2024 and focuses on promoting and selling health screening devices.

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd

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

Kun Pin Hui (Shandong) Trading Co. Ltd.

Kun Pin Hui (Shandong) was established on November 23, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.4 million (RMB 3 million). The entity is located in Shandong province, PRC. It has been a wholly-owned subsidiary of King Eagle VIE since April 7, 2024, on which date King Eagle VIE acquired 95% of Kun Pin Hui (Shandong)’s outstanding shares from Zhandong Fan (5% shareholder of King Eagle (Tianjin)) and 5% of its outstanding shares from Yuanyuan Zhang (10% shareholder of King Eagle (Tianjin)) at a purchase price of $0.14 (RMB 1 Yuan) per share. Kun Pin Hui (Shandong) provides online trading services and sells products online.

King Eagle (Hangzhou) Health Technology Co., Ltd

King Eagle (Hangzhou) was established on July 18, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.1 million (RMB 1 million). The entity is located in Zhejiang province, PRC. It was 95% owned by King Eagle VIE but is currently 40% owned by that entity as a result of the transfer by King Eagle VIE of 55% of its shares on January 17, 2025. King Eagle (Hangzhou) was a holding company and owned 40% of the outstanding shares of Shanxi Limei Aosikang Hospital Management Co., Ltd. However, on November 13, 2024, King Eagle (Hangzhou) entered into an agreement to transfer all of its shares of Shanxi Limei Aosikang Hospital Management Co., Ltd., for the aggregate amount of $27,818 (RMB 200,000) thereby recouping its investment.

Kun Yu (Hainan) Technology Co., Ltd.

Kun Yu (Hainan) was established on August 20, 2025 under the laws of the People’s Republic of China with a registered capital of approximately $140,245 (RMB 1,000,000). The entity is located in Hainan province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Kun Yu (Hainan) has not commenced operations as of the date of this Annual Report.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

(1)	The contractual arrangements between King Eagle (China) and King Eagle VIE consist of:

(1)	Consulting Service Agreement
(2)	Business Operation Agreement
(3)	Proxy Agreement
(4)	Equity Disposal Agreement
(5)	Equity Pledge Agreement

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

The Company is the primary beneficiary of a variable interest entity (“VIE”), King Eagle (Tianjin) Technology Co., Ltd. Under U.S. GAAP, the Company is required to consolidate the assets and liabilities of the VIE on its consolidated financial statements. When we obtain a variable interest in another entity, we assess at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE and, if so, whether we are the primary beneficiary of the VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Entry into Material Agreements

On May 15, 2021, King Eagle (China) and the shareholders of King Eagle VIE entered into a series of contractual agreements for King Eagle VIE to qualify as a variable interest entity or VIE (the “VIE Agreements”). On June 10, 2025, King Eagle (China) Co., Ltd. (“King Eagle China”), King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle Tianjin”), and the shareholders of King Eagle Tianjin (the “Original Shareholders”) entered into an agreement (the “Termination Agreement”) to terminate certain previous agreements consisting of a Business Operation Agreement, a Proxy Agreement, an Equity Disposal Agreement, and an Equity Pledge Agreement (the “Original VIE Agreements”). The Original VIE Agreements, along with an Exclusive Consultation and Service Agreement, which was amended on March 1, 2024, established King Eagle Tianjin as a variable interest entity and allowed King Eagle China to control and receive the economic benefits of King Eagle Tianjin’s business operations. The Original VIE Agreements were terminated due to the transfers by one of the Original Shareholders of his equity interests in King Eagle Tianjin.

On June 10, 2025, King Eagle China, King Eagle Tianjin, and the shareholders of King Eagle Tianjin, including the transferees of the Original Shareholder who transferred his equity interests, entered into new VIE Agreements (the “New VIE Agreements”) consisting of a Business Operation Agreement, an Agency Agreement, an Equity Disposal Agreement, and an Equity Pledge Agreement. The originally executed Exclusive Consultation and Service Agreement, as amended, remains in effect. The New VIE Agreements, along with the Exclusive Consultation and Service Agreement, continue King Eagle Tianjin’s status as a variable interest entity and allow King Eagle China to control and receive the economic benefits of King Eagle Tianjin’s business operations.

The foregoing descriptions of the Termination Agreement and the New VIE Agreements do not purport to be complete and are qualified in their entireties by reference to the full texts of those agreements, which were filed with the Securities and Exchange Commission on July 3, 2025 as Exhibits 99.1 through 99.5 to a Current Report on Form 8-K and which are incorporated herein by reference. The New VIE Agreements are summarized as follows:

Consulting Service Agreement

Pursuant to the terms of an Exclusive Consulting Service Agreement dated June 10, 2025, between King Eagle (China) and King Eagle VIE (the “Consulting Service Agreement”), King Eagle (China) is the exclusive consulting service provider to King Eagle VIE to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitoring, and problem-solving services; employee technical training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is an amount equal to the excess of King Eagle VIE’s profit before tax in the corresponding year over King Eagle VIE’s losses, if any, in the previous year, necessary costs, expenses, taxes, and fees incurred in the corresponding year, and contributions to the statutory provident fund. King Eagle VIE agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without the prior written consent of King Eagle (China). King Eagle (China) may transfer its rights and obligations under the Consulting Service Agreement to King Eagle (China)’s affiliates without King Eagle VIE’s consent, but King Eagle (China) must notify King Eagle VIE of such transfer. The Consulting Service Agreement is valid for a term of 10 years subject to any extension requested by King Eagle (China) unless terminated by King Eagle (China) unilaterally prior to expiration.

Business Operation Agreement

Pursuant to the terms of a Business Operation Agreement dated June 10, 2025 among King Eagle (China), King Eagle VIE and the shareholders of King Eagle VIE (the “Business Operation Agreement”), King Eagle VIE has agreed to subject the operations and management of its business to the control of King Eagle (China). According to the Business Operation Agreement, King Eagle VIE is not allowed to conduct any transaction that has a substantial impact upon its operations, assets, rights, obligations, or personnel without King Eagle (China)’s written approval. The shareholders of King Eagle VIE and King Eagle VIE will take King Eagle (China)’s advice on the appointment or dismissal of directors, employment of King Eagle VIE’s employees, and the regular operation and financial management of King Eagle VIE. The shareholders of King Eagle VIE have agreed to transfer any dividends, distributions, or any other profits that they receive as the shareholders of King Eagle VIE to King Eagle (China) without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China) prior to the expiration thereof. The Business Operation Agreement may be terminated earlier by King Eagle (China) with a 30-day written notice.

Proxy Agreement

Pursuant to the terms of a Proxy Agreement dated June 10, 2025 among King Eagle (China) and the shareholders of King Eagle VIE (the “Proxy Agreement”), the shareholders of King Eagle VIE have entrusted their voting rights as King Eagle VIE’s shareholders to King Eagle (China) for the longest duration permitted by PRC law. The Proxy Agreement can be terminated by mutual consent of the King Eagle VIE shareholders (100% of whom must approve) and King Eagle (China) or upon a 30-day notice of King Eagle (China).

Equity Disposal Agreement

Pursuant to the terms of an Equity Disposal Agreement dated June 10, 2025 among King Eagle (China), King Eagle VIE, and the shareholders of King Eagle VIE (the “Equity Disposal Agreement”), the shareholders of King Eagle VIE granted King Eagle (China) or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase all or part of King Eagle VIE’s and its subsidiaries’ equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The Option is exercisable at any time at King Eagle (China)’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of King Eagle VIE agreed to give King Eagle (China) the total amount of the exercise price as a gift, or other method, upon King Eagle (China)’s written consent to transfer the exercise price to King Eagle VIE. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of King Eagle (China).

Equity Pledge Agreement

Pursuant to the terms of an Equity Pledge Agreement dated June 10, 2025 among King Eagle (China) and the shareholders of King Eagle VIE (the “Pledge Agreement”), the shareholders of King Eagle VIE pledged all of their equity interests in King Eagle VIE, including the proceeds thereof, to King Eagle (China) to guarantee King Eagle VIE’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, an “Agreement,” and collectively, the “Agreements”). If King Eagle VIE or its shareholders breach their respective contractual obligations under any Agreement or cause to occur one of the events constituting an event of default under any Agreement, King Eagle (China), as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in King Eagle VIE. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without King Eagle (China)’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled.

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

Neither the Company nor any of its Hong Kong subsidiaries or its PRC subsidiary has paid dividends or made distributions to U.S. investors. No funds have been transferred by the holding companies to the Hong Kong subsidiaries, the PRC subsidiary, or the VIE for the fiscal years ended September 30, 2025 or 2024 and through the date of this Annual Report, to fund their business operations. In the future, any cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, and to King Eagle VIE and its subsidiaries as loans.

See “Condensed Consolidating Schedule,” below and “Item 8. Financial Statements and Supplementary Data” on page 79.

Condensed Consolidating Schedule

Set forth below is the condensed consolidated balance sheet information as of September 30, 2025 and 2024, and condensed consolidated statements of operations and cash flows for the fiscal years ended September 30, 2025 and 2024, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below) and the VIE (as defined below), eliminating entries and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 10.

For the purposes of this section:

“Parent Entity” refers to Kun Peng International Limited;

“Non-VIE and WFOE Subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”).
●	King Eagle (China) Co., Ltd. (“King Eagle (China)”)

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) and its subsidiaries.

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu since March 3, 2023.

Condensed Consolidated Balance Sheets

As of September 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated		WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$805		$88	$25,391	$-	$26,284
Intercompany receivables-current	245,821	625,960	(2)	-	2,732,021	(3,603,802)	-
Total current assets	245,821	633,797		552	3,223,079	(3,603,802)	499,447
Intercompany receivables-noncurrent	-	4		-	-	(4)	-
Total non-current assets	34,160	2,259		-	339,107	(34,164)	341,362
Total assets	279,981	636,056		552	3,562,186	(3,637,966)	840,809
Intercompany payables	1,223,019	2,012,945	(3)	1,236	154,451	(3,391,651)	-
Total current liabilities	1,298,719	2,060,771		1,510	9,025,295	(3,391,651)	8,994,644
Total non-current liabilities	-	-		-	34,006	-	34,006
Total liabilities	1,298,719	2,060,771		1,510	9,059,301	(3,391,651)	9,028,650
Total shareholders’ equity	(1,018,738)	(1,424,715)		(958)	(5,497,115)	(246,315)	(8,187,841)
Non-controlling interests	-	-		-	-	-	-
Total equity	(1,018,738)	(1,424,715)		(958)	(5,497,115)	(246,315)	(8,187,841)
Total liabilities and equity	$279,981	$636,056		$552	$3,562,186	$(3,637,966)	$840,809

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from VIE to the parent entity for working capital purposes.

As of September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$981	$71	$81,132	$-	$82,184
Intercompany receivables-current	-	531,169 (2)	-	2,316,724 (1)	(2,847,893)	-
Total current assets	-	564,532	71	2,831,808	(2,847,893)	548,518
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	145,641	-	785,031	(34,164)	930,668
Total assets	34,160	710,173	71	3,616,839	(2,882,057)	1,479,186
Intercompany payables	970,159	1,846,491 (3)	969 (3)	51,757	(2,869,376)	-
Total current liabilities	994,159	2,071,841	1,033	8,344,402	(2,865,015)	8,546,420
Total non-current liabilities	-	-	-	121,484	-	121,484
Total liabilities	994,159	2,071,841	1,033	8,465,886	(2,865,015)	8,667,904
Total shareholders’ equity	(959,999)	(1,239,530)	(962)	(4,967,444)	(16,941)	(7,184,876)
Non-controlling interests	-	(122,138)	-	118,397	(101)	(3,824)
Total equity	(959,999)	(1,361,668)	(962)	(4,849,047)	(17,042)	(7,188,718)
Total liabilities and equity	$34,160	$710,173	$71	$3,616,839	$(2,882,057)	$1,479,186

(1)	Intercompany receivables from non-VIE entities, WFOE, and parent entity and intercompany payables to VIE represent loans to non-VIE entities, WFOE, and parent entity for working capital purposes.

(2)	Intercompany receivables from the parent entity represent loans from King Eagle (China) to the parent entity for working capital purposes.

(3)	Intercompany payables to King Eagle (China) and VIE represent loans from VIE to the parent entity for working capital purposes.

Condensed Consolidated Statements of Operations Data

For the fiscal year ended September 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$1,438,127	$-	$1,438,127
Intercompany revenue	-	366,241	-	-	(366,241)	-
Cost of revenue and related tax	-	628	-	479,204	-	479,832
Gross profit	-	365,613	-	958,923	(366,241)	958,295
Total operating expenses	304,560	415,370	9	2,384,307	(366,241)	2,738,005
Intercompany operating expenses	-	-	-	366,241	(366,241)	-
(Loss) income from operations	(304,560)	(49,757)	(9)	(1,425,384)	-	(1,779,710)
Other (expenses) income	-	(32,889)	-	541,652	2,034	510,797
(Loss) income before income taxes	(304,560)	(82,646)	(9)	(883,732)	2,034	(1,268,913)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(304,560)	$(82,646)	$(9)	$(883,732)	$2,034	$(1,268,913)

For the fiscal year ended September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals
Revenue	$-	$-	$-	$2,078,741	$-	$2,078,741
Intercompany revenue	-	700,576	-	-	(700,576)	-
Cost of revenue and related tax	-	21,378	-	584,260	-	605,638
Gross profit	-	679,198	-	1,494,481	(700,576)	1,473,103
Total operating expenses	203,479	760,968	319	3,201,495	(692,360)	3,473,901
Intercompany operating expenses	-	-	-	630,162	(630,162)	-
(Loss) income from operations	(203,479)	(81,770)	(319)	(1,707,014)	(8,216)	(2,000,798)
Other (expenses) income	-	38	-	11,500	-	11,538
(Loss) income before income taxes	(203,479)	(81,732)	(319)	(1,695,514)	(8,216)	(1,989,260)
Income tax expense	-	-	-	(2,487)	-	(2,487)
Net (loss) income	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)

Condensed Consolidated Schedule of Cash Flows

For the fiscal year ended September 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(304,560)	$(82,646)	$(9)	$(883,732)	$2,034	$(1,268,913)
Intercompany receivables	(175,586)	(101,029)	-	40,311	236,304	-
Intercompany payables	252,860	193,571	277	(138,966)	(307,742)	-
Net cash provided by (used in) operating activities	-	1,026	18	35,790	(244,990)	(208,156)

Net cash used in investing activities	-	-	-	13,679	-	13,679

Net cash provided by (used in) financing activities	173,310	-	-	(100,843)	-	72,467

Effect of exchange rate fluctuation on cash	$2,276	$(1,202)	$(1)	$(4,367)	$69,404	$66,110

For the fiscal year ended September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)
Intercompany receivables	-	(16,942)	-	(943,773)	960,715	-
Intercompany payables	245,479	(148,973)	319	851,289	(948,114)	-
Net cash provided by (used in) operating activities	-	(10,029)	62	23,462	4,385	17,880

Net cash used in investing activities	-	-	-	(554,861)	205,863	(348,998)

Net cash provided by (used in) financing activities	-	-	-	149,974	(204,743)	(54,769)

Effect of exchange rate fluctuation on cash	$-	$553	$3	$15,440	$(5,505)	$10,491

Our Business

Overview of Health Food Market in China

The Hong Kong Trade Development Council (“HKTDC”) published an article on China’s Health Food Market in September 2022, which stated that changes in age demographics, domestic child policy, and lifestyle has driven the growth of the health food market in the People’s Republic of China.

HKTDC determined that the average age of the population of China is increasing. It cited statistics from the PRC government that the number of people aged 65 or above in mainland China reached 200 million in 2021, or 14.2% of its total population. This age group is expected to increase to 25% of China’s total population by 2030. According to the National Health Commission of the People’s Republic of China, the average life expectancy in China as of the end of 2024 was 79. HKTDC quoted a study from iiMedia Research which found that the main reason seniors purchase health food is to follow their doctor’s advice or to get sufficient essential nutrients to improve their overall health. The study shows that a majority of seniors concentrated on boosting their immunity through health food. Moreover, HKTDC quoted another source that found that nearly 50% of the middle-aged and senior populations in China are willing to spend 40% of their budgets on personal health.

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

To promote awareness of preventive care among the vast population of the PRC, we serve our customers through our mobile (King Eagle Mall) platform and through our online platform, Kun Zhi Jian and Kun Zhi Jian Mini Program.

King Eagle Mall

We developed and launched a mobile social e-commerce platform, King Eagle Mall, which promotes preventive health care products and services as our core business. It adopts the S (supplier) and B (platform) working together to provide C (customer) (“S2B2C”) business model and integrates many major health care products and services. As of September 30, 2025, King Eagle Mall had approximately 15,858 members.

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

Kun Zhi Jian Online Platform

In October 2022, King Eagle (Tianjin) introduced and implemented an online platform, Kun Zhi Jian, which focuses on promoting and selling physiotherapy equipment and our own brand of preventive health care and health related household products to wholesalers and retailers. In the platform’s initial phase, we sold thermal therapy cabins to wholesalers. Equipped with infrared light and at a high temperature, approximately like that of a hot spring, this product helps enhance blood circulation and oxygen inhalation and improves insomnia. Currently, we promote and sell other physiotherapy equipment, our own brand, and other popular brands of health care related products on this new platform. As of September 30, 2025, Kun Zhi Jian had approximately 8,745 members. This online platform is operated at: http://api.kp-tj.com/roomapp/#/home.

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

开业大吉
热疗预约
医养馆
品质商城
¥39800.00
¥2099.00
¥1688.00

点击一医养馆

11:06
医养馆
极速问诊
健康快检
体质检测
眼部检测
乐享专区
生之道
长之道
化之道
藏之道
药茶系列
九体辨治系列
收之道
¥599.00
立即购买
¥599.00
立即购买
¥599.00
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

Sales and Marketing

We will and do engage in a variety of marketing activities intended to drive user traffic to our mobile application and our online platform and to give us the opportunity to introduce our products and services to prospective members. For our online mobile application, King Eagle Mall, we (i) pay various mobile app channels to broadcast our apps to raise awareness of our products and increase their ranking to attract new users; (ii) engage in self-promoting on social media; (iii) advertise our products via our cooperative public platforms; (iv) organize off-line experience events and activities; (v) enter into business alliances with various well-known regional and global health care product business partners and prestigious health organizations; (vi) intend to provide health education on our official website: www.kp-china.com; and (vii) engage agents to promote our products. Our marketing strategy focuses on seeking well known network and platform providers to broadcast our products and services, improving the products and services to raise our ranking in app stores, and display advertising to increase our exposure so as to attract new users.

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

Our Customers

Our customers primarily consist of individual members. As of September 30, 2025 and 2024, King Eagle Mall had approximately 15,858 and 15,855 members, respectively.

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

Diversity of product offerings

With the development of our online platform, Kun Zhi Jian, and its Mini Program, we now offer a diverse array of products, including physiotherapy equipment, diet and nutritional advice, and health care related products. In addition, we target both wholesale and retail customers.

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

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers; we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of presenting the compensation costs of our in-house technology team as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the fiscal years ended September 30, 2025, 2024 and 2023.

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

K Messenger plays an important role in our development strategy. Since we commenced research and development in March 2023, it has been closely watched by the market and the industry, and has attracted the interest of many users. K Messenger is an online product launched within the King Eagle (China) business line. In the short term, the goal of K Messenger is to provide a sustainable instant messaging platform for dealers that will improve the communication efficiency between dealers and enterprises. With the expansion of user scale and the continuous improvement of product reliability and functionality, we believe that K Messenger will bring more social benefits to users while also promoting the rapid development of King Eagle (China)’s business results.

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

As of the date of this Annual Report, neither the Company nor any of its subsidiaries or it’s VIE and its subsidiaries have been denied any permissions or approvals.

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

Business Licenses

Any company that conducts business in the PRC must have a business license that covers the business in which such company is engaged. Other than regular business licenses that we have already obtained, there is no special license or permit required for us to engage in our current businesses under PRC laws and regulations.

Following the 2021 Share Exchange, we conduct our business through our control of Kun Peng International Holding. Each of King Eagle (China), King Eagle VIE, King Eagle (Beijing), Kun Zhi Jian (Shandong), Kun Pin Hui (Shandong), and King Eagle (Hangzhou) holds a business license that covers its present or planned business.

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

King Eagle (Hangzhou)’s business license was issued on July 18, 2024. The business scope includes general items: technical service, technology development, technology consultation, technology exchange, technology transfer, technology promotion; Information technology consulting services; Internet sales (except sales of goods that require a license); Sales of daily chemical products; Sales of electronic products; Network technology services; Disinfectant sales (without hazardous chemicals); Sales of agricultural and sideline products; Sales of personal hygiene products; Cosmetics wholesale; Cosmetics retail; Daily necessities sales; Daily necessities wholesale; Software sales; Health consultation services (excluding medical services); TCM health care services (non-medical); Remote health management services (except for the items that need to be approved according to law, independently carry out business activities according to law with the business license). Licensed items: life beauty service; Hairdressing services; The second type of value-added telecommunication services; and Category I value-added telecommunications services. (For projects subject to approval according to law, business activities can only be carried out after approval by relevant departments, and the specific business projects shall be subject to the approval results).

Kun Zhi Jian (Shandong)’s business license was issued on January 30, 2024. The business scope includes general items: health consulting services (excluding diagnosis and treatment services); Food sales (pre-packaged food only); Retail of edible agricultural products; General merchandise sales; Hardware products retail; Sales of daily necessities; Technical service, technology development, technology consultation, technology exchange, technology transfer, technology dissemination; Data processing services; Software development; Conference and exhibition services; Advertising production; Advertising design, agency; Advertising release; Information consulting services (excluding licensed information consulting services); Information technology consulting services; Marketing planning; Etiquette service; Professional design services; Camera and video production services; Graphic design and production; Daily necessities sales; Retail of computer hardware, software and auxiliary equipment; Stationery retail; Wholesale of arts and crafts and collectibles (except ivory and its products); Sales of electronic products; Health food (pre-packaged) sales; Sales of formula food for special medical purposes; The second category of medical device sales; Cosmetics retail; Apparel retail; Needle textile sales; Sales of household appliances; Jewelry retail; Sales of plastic products; Automobile decoration supplies sales; Daily sales of wood products; Sales of personal hygiene products; Paper products sales; Sales of maternal and infant products; Marketing of sanitary and single-use medical supplies; Sales of hair accessories; Rubber products sales; Sales of needle textiles and raw materials; Sales of labor protection products; Shoes and hats retail; Sanitary ware sales; Retail of kitchenware and household goods; Sales of daily chemical products; Sales of sanitary ceramic products; Sales of watches and timing instruments; Sales of glasses (excluding contact lenses); Metal tool sales; Sales of arts and crafts and ceremonial articles (except ivory and its products); Food detergent sales; Gift flower sales; Daily masks (non-medical) sales; Sales of household goods; Enamel products sales; Retail of household appliances; Sales of non-electric household appliances; Bamboo products sales; Food with plastic packaging container tool products sales; Office supplies sales; Home audio-visual equipment sales; Furniture sales; Sales of adult sex toys (excluding drugs and medical devices); Internet sales (except sales of goods that require a license); Organizing cultural and artistic exchange activities; Internet equipment sales; Internet data services; Single-use commercial prepaid card agent sales. (Except for the projects subject to approval according to law, independently carry out business activities according to law with the business license) Permitted projects: Category I value-added telecommunications business; The second type of value-added telecommunication services; The third type of medical device management; Pharmaceutical retail; Food Internet sales; Internet information services; and Internet live broadcasting technology services. (In accordance with the law to be approved by the project, after the approval of the relevant departments can carry out business activities, specific business projects in the relevant departments of the approval documents or license shall prevail) Kun Zhijian (Shandong) Health Management Co., Ltd. has one branch office in Hangzhou.

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

Employees

Currently, we have a total of 33 full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
IT	6
Finance	4
Sales and Marketing	2
General Affairs	8
General Service	2
Listing	1
General and Administrative	3
Planning	3
Business school	4
Total	33

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

As of as of September 30, 2025, the Company incurred cash outflows from operating activities of $208,156, a net loss of $1,268,913, and negative working capital of $8,495,197; as of September 30, 2024, the Company incurred cash inflows from operating activities of $17,880, a net loss of $1,991,747 and negative working capital of $7,997,902; These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers through Kun Zhi Jian, an online platform launched in October 2022, streamlining its overhead costs, and, as necessary, obtaining financing or capital funding from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash or through loans from our officers and controlling stockholders and possibly through bank financing, to operate our business. Management estimates that additional capital will be necessary to support our operations and growth.

We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

The Company incurred a net loss of $1,268,913 and $1,991,747 for the fiscal years ended September 30, 2025 and 2024, respectively. We have generated very limited revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we will be able to achieve profitability in the short-term or long-term. The Company is focusing on increasing its revenue through the sale of health care products and equipment service from card-operated health screening equipment on its online platform, Kun Zhi Jian and Kun Zhi Jian Mini Program, and promoting its own brand of preventive health care related products to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors. Management may seek additional funds, primarily through the issuance of equity securities for cash and loans from our officers and controlling stockholders, to operate our business and estimates that additional capital will be necessary to support our operations and growth.

We have a limited operating history and face many of the risks and difficulties frequently encountered by development stage companies.

Our operating entity and our VIE, King Eagle (China) and King Eagle VIE, commenced their operations in June 2020, and September 2020, respectively. As a result of our limited operating history, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or changed due to changes in our markets, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

We are in the process of developing our business in order to meet the potentially increasing demand for our products, as well as to capture new market opportunities. Our current business operations are small with a short history. We may be unable to achieve our performance targets, which will impact our operating results. As we continue to grow, we must continue to improve our operational and financial systems, procedures, and controls, increase service capacity and output, and expand, train, and manage our growing employee base. In order to fund our ongoing operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. Currently, we only have 33 full time employees. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems, and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures, and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures.

A recurrence of COVID-19 may cause delays or limit our ability to expand our business.

The COVID-19 pandemic resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world. Due to restrictions, quarantines, and closures in certain affected areas and government agencies in the PRC, the approval process of our applications for construction permits for Smart Kiosks was delayed by the local governmental agencies and our Smart Kiosk project has been abandoned, which impacts our plan of enhancing our face-to-face customer services and increasing our market share. The Company continues to focus its business on its online platform, King Eagle Mall, and to promote its own brand of consumer health care and health-related household products on its online platform, Kun Zhi Jian, which was introduced and implemented in October 2022, to mitigate the adverse impacts of COVID-19. The Company has also launched the Kun Zhi Jian Mini Program, which consists of three components: physiotherapy equipment, a customer service center, and a shopping mall.

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

A series of contractual agreements dated May 15, 2021, including the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement, were initially entered into with our VIE. The contractual agreements were terminated and new contractual agreements were entered into June 10, 2025 (the “New Contractual Agreements”). We have been advised by our PRC counsel that the ownership structure of our VIE in China does not violate any applicable and explicit PRC laws and regulations currently in effect, and each of the contractual agreements governed by PRC law is valid, binding, and enforceable in accordance with its terms, subject to enforceability to applicable laws and the discretion of relevant government authorities in exercising their authority in connection with the interpretation and implementation thereof. As a result of the contractual agreements, the Company is the primary beneficiary of the VIE for accounting purposes, and the Company has consolidated the results of operations, financial position, and cash flows of the VIE in its consolidated financial statements under U.S. GAAP. The contractual arrangements with the VIE provide us with a “controlling financial interest” in the VIE by granting us: (i) the power to direct activities of the VIE that most significantly affect its economic performance; and (ii) the right to receive economic benefits from the VIE.

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

We rely on the New Contractual Agreements with our VIE to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE.

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

Our business is dependent on King Eagle VIE and operations in China, and marketing and selling health-related products, and any inability to obtain products or to market and sell such products could have a material adverse effect on our business, operating results, and financial condition.

We focus on health-related products and services. Kun Zhi Jian and Kun Zhi Jian Mini Program are designed to enable health-related products to be sold by us and by third parties. Substantially all of our current and future operations are expected to be located in China. This concentration exposes us to risks associated with doing business globally. The political, legal and cultural environment in China is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with these requirements and with the requirements of being a reporting company under the Exchange Act, we intend to implement additional financial and management controls, reporting systems and procedures, and we may hire additional accounting and finance staff. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

1.	Cybersecurity Incidents - an unauthorized occurrence on or conducted through its information system that jeopardizes the confidentiality, integrity, or availability of its information systems or any information residing therein

2.	Cybersecurity Threats - any potential occurrence that may result in an unauthorized effort to adversely affect the confidentiality, integrity, or availability of its information systems or any information residing therein.

2.	Assessment: We periodically assess our risks relating to cybersecurity threats, including risks relating to our reliance on third parties. In so doing, we consider the likelihood and impact that could result from the manifesting of such risks, together with the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks, together with the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks, including evaluating and if available obtaining cyber liability insurance, and aligning such cyber-risk management policies with the Company’s business needs by integrating cyber-risk analysis into significant business decisions.

3.	Management: If deemed appropriate, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures, including annual cybersecurity awareness training emphasizing the use of strong passwords on all systems and aligning cyber-risk management policies with the Company’s needs by integrating cyber-risk analysis into significant business decisions and ensuring that the Company’s organization structure supports such cybersecurity goals.

4.	Evaluation: If a cybersecurity breach occurs, the Board of Directors and/or the Audit Committee will determine whether the incident or threat is “material” (.i.e. is there a substantial likelihood that a reasonable shareholder would consider it important in making an investment decision or if it would have significantly altered the “total mix” of information made available?), assessing among other factors potential or actual financial impacts, reputational damage, and operational disruptions.

5.	Report: Establish and monitor an incident response approach requiring our Chief Financial Officer to report to us, the full Board of Directors, and legal counsel any cybersecurity concerns or events.

6.	Disclosure: To ensure compliance with SEC requirements and maintain overall stakeholder confidence in the Company, all material and known facts regarding the cybersecurity breach will be recorded, including their nature, scope, and financial implications; and a Form 6-K will be prepared and filed within four (4) business days after the determination that a “material” cybersecurity incident has occurred.

We presently do not engage third parties to assist with evaluating the effectiveness of our risk-management and cybersecurity practices. The Company did not have any material cybersecurity breaches during the fiscal year ended September 30, 2025.

As soon as the Board of Directors authorizes the creation of an audit committee comprised of our three independent non-executive directors, and adoption of an audit committee charter, the Audit Committee will be the governance body involved in, and ultimately responsible for, cybersecurity oversight. They will generally coordinate with our Chief Financial Officer in this regard. If needed, the full Board would be updated on cybersecurity risks and incidents. As of the date of this Annual Report, none of the members of the Board of Directors or any of our directors on the Audit Committee or our Chief Financial Officer have particular experience in cybersecurity matters. See “Item 10. Directors, Executive Officers and Corporate Governance - Committees of the Board of Directors.”

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

Leased Real Property

King Eagle (China) and Chengdu Wenjiang entered into multiple lease arrangements in Beijing, the PRC, for their office spaces which they believe are adequate and suitable for their current operations:

Entity	Description of Use	Leased Square Meters	Location
King Eagle (China)	Office space	80	Chaoyang District, Beijing, PRC

Chengdu Wenjiang	Office space	92	Wenjiang District, Chengdu, PRC

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

	High(1)	Low(1)
Fiscal Year 2024
First quarter ended December 31, 2023	$0.145	$0.145
Second quarter ended March 31, 2024	$0.1142	$0.1142
Third quarter ended June 30, 2024	$0.109	$0.1088
Fourth quarter ended September 30, 2024	$0.125	$0.125

Fiscal Year 2025
First quarter ended December 31, 2024	$0.080	$0.080
Second quarter ended March 31, 2025	$0.10	$0.10
Third quarter ended June 30, 2025	$0.0660	$0.0660
Fourth quarter ended September 30, 2025	$0.0777	$0.777

(1) Derived from https://www.nasdaq.com/market-activity/stocks/kpea/historical.

Holders

As of September 30, 2025, there were 24 registered holders of record of our common stock.

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

As of September 30, 2025, the Company has not adopted any equity compensation plan.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. Kun Zhi Jian and Kun Zhi Jian Mini Program are designed to enable health-related products to be sold by us and by third parties. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fulfill customer orders through our outsourced networks. As of September 30, 2025, King Eagle Mall had approximately 15,858 members.

We also operate customer service centers with whom our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented an online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health condition, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of September 30, 2025, our online platform had approximately 8,745 members.

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

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Consolidated Financial Statements for the fiscal year ended September 30, 2025 included in this Annual Report.

As of the date of this Annual Report, there have been no distributions or dividends by any of our direct or indirect subsidiaries to the Company. The Company has not declared any dividends or made any distributions to its shareholders, and we do not anticipate declaring a dividend in the foreseeable future. No assets other than cash are transferred within our organization. For more details, please see our “Consolidated Financial Statements” and the “Condensed Consolidating Schedule” on page 15.

Financial Operations Overview

Results of Operations for the fiscal years ended September 30, 2025 and 2024

	For the years ended September 30
	2025		2024
	Amount	% of revenue	Amount	% of revenue

Revenues	$1,438,127	100.0%	$2,078,741	100.0%
Cost of revenues	479,832	33.4	605,638	29.1
Gross profit	958,295	66.6	1,473,103	70.9
Operating expenses:
General and administrative expenses	1,551,451	107.9	1,818,877	87.5
Selling expense	1,186,554	82.5	1,655,024	79.6
Total operating expenses	2,738,005	190.4	3,473,901	167.1
Loss from operations	(1,779,710)	(123.8)%	(2,000,798)	(96.3)%
Other income, net	510,797	35.6	11,538	0.6
Loss before income taxes	(1,268,913)	(88.2)	(1,989,260)	(95.7)
Income tax expense	-	0.0	2,487	0.1
Net loss	$(1,268,913)	(88.2)%	$(1,991,747)	(95.8)%

Revenues

For the years ended September 30, 2025 and 2024, revenues amounted to $1,438,127 and $2,078,741, respectively.

The following table presents revenues disaggregated by customer type for the years ended September 30, 2025 and 2024:

	For the years ended September 30,
	2025	2024

Retail	$500,744	$1,373,016
Wholesale	-	2,164
Equipment-based service revenue	937,383	630,177
Technical service revenue	-	36,027
Commission revenue	-	2,954
Training revenue	-	34,403
Total	$1,438,127	$2,078,741

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

We generated $640,614, or 30.8%, lower revenue for the year ended September 30, 2025 compared to the same period in 2024 due to the substantially sharp decrease in retail that resulted from economic uncertainty and a downward trend in consumption. We had no wholesale revenue, technical service revenue, commission revenue, or training revenue, resulting from the termination of two subsidiaries of the VIE businesses and related business streams during the year ended September 30, 2025. However, our equipment-based service revenue increased as a result of market promotions on equipment-based services during the year ended September 30, 2025.

Cost of revenue

We disaggregated our cost of revenue for the years ended September 30, 2025 and 2024 as follows:

	For the years ended September 30,
	2025	2024

Retail	$128,280	$324,770
Wholesale	-	1,152
Equipment-based service revenue	351,552	259,353
Technical service revenue	-	-
Commission revenue	-	-
Training revenue	-	20,363
Total	$479,832	$605,638

Our cost of revenue for the year ended September 30, 2025 was $479,832, a $125,806, or 20.8%, decrease over our cost of revenue for the year ended September 30, 2024 of $605,638. Our cost of revenue primarily consisted of the purchase of consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. For the year ended September 30, 2024, we also had payments of training fees and related reimbursements to our third-party trainers; however, no such costs were incurred during the year ended September 30, 2025 due to the cessation of the related business. We made our retail product sales through our King Eagle Mall, Kun Zhi Jian and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

During the year ended September 30, 2025, our cost of revenue decreased in line with the decrease in revenue as a result of the termination of two subsidiaries’ businesses.

Gross profit

	For the years ended September 30,
	2025	2024

Retail	$372,464	$1,048,246
Wholesale	-	1,012
Equipment-based service revenue	585,831	370,824
Technical service revenue	-	36,027
Commission revenue	-	2,954
Training revenue	-	14,040
Total	$958,295	$1,473,103

For the years ended September 30, 2025 and 2024, our overall gross profit and margin was $958,295, or 66.6%, and $1,473,103, or 70.9%, respectively.

For the years ended September 30, 2025 and 2024, the gross profit and margin for our retail business amounted to $372,464, or 74.4%, and $1,048,246, or 76.3%, respectively. The decrease in our gross profit and margin for our retail business for the year ended September 30, 2025 as compared to the year ended September 30, 2024 was primarily due to economic uncertainty and a downward trend in consumption. Additionally, we had no earn gross profit from wholesale revenue, technical service revenue, commission revenue, and training revenue, as a result of the termination of two of King Eagle VIE’s subsidiaries’ businesses and the cessation of the related business streams during the year ended September 30, 2025. For the years ended September 30, 2025 and 2024, the gross profit and margin for our equipment-based services business amounted to $585,831, or 62.5%, and $370,824, or 58.8%, respectively. The increase in our gross profit and margin for our equipment-based services business for the year ended September 30, 2025 as compared to the year ended September 30, 2024 was primarily attributable to the Company’s strategic focus on equipment-based services and the implementation of expanded promotional initiatives.

Operating Expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the years ended September 30, 2025 and 2024, our total operating expenses were $2,738,005 and $3,473,901, respectively. The decrease in operating expenses for the year ended September 30, 2025 compared to the same period in 2024 was primarily due to a decrease of $267,426 in general and administrative expenses and a decrease of $468,470 in selling expenses.

General and administrative expenses

General and administrative expenses for the years ended September 30, 2025 and 2024 were $1,551,451 and $1,818,877, respectively. The decrease in general and administrative expenses during the year ended September 30, 2025 by $267,426 was chiefly due to a decrease in office rent and building management of $93,515, a decrease in meals and entertainment of $148,628, and a decrease in travel, transportation, and gasoline of $80,405. These expenses declined as a result of the deregistration of two subsidiaries during the year ended September 30, 2025. The declines were offset by the increase in professional service fee of $83,031, that resulted from increased local audit fee and attorney’s fee.

Our general and administrative expenses for the years ended September 30, 2025 and 2024 were comprised of the following:

	For the years ended September 30,
	2025	2024
Employee compensation and benefit	$648,864	$634,873
Rent fee and building management	216,317	309,832
Office supplies and meeting	22,831	41,312
Professional services fee	512,481	429,450
Business registration	2,140	6,617
Travel, transportation and gasoline	41,525	121,930
Meals and entertainment	22,588	171,216
Impairment of goodwill	-	8,412
Depreciation and amortization	50,522	72,718
Repair and maintenance	-	625
Others	34,183	21,892
Total	$1,551,451	$1,818,877

Selling expenses

Our selling expenses for the years ended September 30, 2025 and 2024, were $1,186,554 and $1,655,024, respectively. The $468,470 decrease was primarily due to a decrease in service agent costs of $394,394 and a decrease in office supplies and meeting of $88,877, which were offset by increases in advertising of $12,033 and depreciation and amortization of $11,294. Service agent costs and expenses for office supplies and meetings declined as a result of the deregistration of two subsidiaries, whereas we bought several pieces of health care equipment for promotional activities to develop our equipment-based business during the year ended September 30, 2025.

Our selling expenses included the following:

	For the years ended September 30,
	2025	2024
Service agents	$708,637	$1,103,031
Employee compensation and benefits	278,483	288,193
Rental for sales stores	7,626	-
Office supplies and meetings	83,257	172,134
Travel, transportation, and gasoline	36,857	42,156
Meals and entertainment	4,888	6,031
Depreciation and amortization	40,027	28,733
Advertising	26,779	14,746
Total	$1,186,554	$1,655,024

Other income, net

Other income primarily included bank interest income, government grants, equity in net losses and foreign exchange gain or loss. Our other net income for the fiscal years ended September 30, 2025 and 2024 was $510,797 and $11,538, respectively. During the fiscal years ended September 30, 2025 and 2024, we recognized government grants of nil and $31,925, respectively. Our Company recognized $36,118 and $12,426 equity in net losses for the years ended September 30, 2025 and 2024. Besides, we recognized a $147,579 gain on the disposal of a subsidiary, King Eagle (Hangzhou) as well as $501,575 waiver of debt and $132,552 other expense by the liquidation of assets and liabilities during the deregistration for two of the VIE’s subsidiaries, King Eagle (Huai’an) and Kun Zhi Jian (Huai’an), for the year ended September 30, 2025.

Other income, net included the following:

	For the fiscal years ended September 30,
	2025	2024

Interest expense for finance lease	$2,921	$6,253
Equity in net losses	36,118	12,426
Exchange loss and others	132,552	1,708
Other expense	171,591	20,387

Government grants	-	31,925
Gain on disposal of subsidiary	147,579	-
Waiver of debt	501,575	-
Exchange gain and others	33,234	-
Other income	682,388	31,925

Other income, net	$510,797	$11,538

Income tax expense

For the years ended September 30, 2025 and 2024, the income tax expense of the Company was $nil and $2,487, respectively. During the year ended September 30, 2024, Kun Zhi Jian (Huai’an) realized income of $64,116 and we recognized an income tax expense in accordance with the PRC’s statutory income tax rate of 25%.

Net Loss

As a result of the factors discussed above, for the fiscal years ended September 30, 2025 and 2024, our net loss amounted to $1,268,913 and $1,991,747, respectively.

Liquidity and Capital Resources

As of September 30, 2025 and September 30, 2024, we had cash and cash equivalents balances of $26,284 and $82,184, respectively.

For the year ended September 30, 2025, net cash used in operating activities totaled $208,156. Operating cash outflow was mainly attributable to our net loss of $1,268,913 and a decline in amounts due to related parties of $2,128,515, offset by an increase in trade and other payables of $3,588,847.

For the year ended September 30, 2024, net cash provided by operating activities totaled $17,880. Operating cash inflow was mainly attributable to an increase in trade payable from related party of $2,297,676, other payable from related party of $3,000,802, other payable and accrual of $80,411 and inventory of $93,335, mostly offset by our net loss of $1,991,747, a decrease in trade payable of $1,802,456 and advances from customers of $1,607,612.

Net cash provided by investing activities totaled $13,679 and was related to the disposal of property, plant, and equipment during the year ended September 30, 2025.

Net cash used in investing activities totaled $348,998 and was related to purchase of property, plant and equipment of $320,498 and long-term investment in associate held for sale of $28,500 during the year ended September 30, 2024.

Net cash provided by financing activities totaled $72,467 and was related to capital contribution of $173,310 and proceeds from bank borrowings of $98,718, offset by the payment of finance lease liabilities of $199,561 during the year ended September 30, 2025.

For the year ended September 30, 2024, net cash used in financing activities totaled $54,769 and mainly attribute to payment of finance lease liabilities of $125,291, offset by capital contribution of $70,522.

For the year ended September 30, 2025, the effect of exchange rate change on cash totaled $66,110. The resulting change in cash for the period was a decrease of $55,900.

For the year ended September 30, 2024, the effect of exchange rate change on cash totaled $10,491. The resulting change in cash for the period was a decrease of $375,396.

	For the years ended September 30,
	2025	2024

Net cash (used in) provided by operating activities	$(208,156)	$17,880
Net cash provided by (used in) investing activities	13,679	(348,998)
Net cash provided by (used in) financing activities	72,467	(54,769)
Effect of exchange rate change on cash	66,110	10,491
Total net change in cash and cash equivalents	$(55,900)	$(375,396)

The following table sets forth a summary of changes in our working capital as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Current Assets	$499,447	$548,518
Current Liabilities	8,994,644	8,546,420
	$(8,495,197)	$(7,997,902)

We require cash of approximately $8.2 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of September 30, 2025, we had received customer advances in the amount of approximately $0.3 million. We anticipate that the majority of the revenue will be recognized in fiscal year 2026. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant Commercial Laws or regulations. Additionally, we had an approximately $0.3 million commitment related to purchase and service agreements as of September 30, 2025. See “Contractual Obligations and Other Commitments” on page 78.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments, and to meet the demands from our customers for refund of their advance payments, the Company focused on increasing its revenue through its online platform. We are also actively seeking loans from banks. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The financial statements included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the year ended September 30, 2025, the Company experienced cash outflows from operating activities of $208,156, incurred a net loss of $1,268,913, and had negative working capital of $8,495,197. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company continues to monitor its operations to help refine its financial liquidity. Options under consideration in the review process include, but are not limited to, increase of sales through the Company’s online business, reduction of overhead costs, fund advance from the Company’s stockholders and directors, or financing through the issuance of shares. The Company has been focusing on increasing its revenue through its online platform and trimming its overhead costs. For example, it reduced lease payments and decreased office supplies expense. In order to continue as a going concern for the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers, streamlining its overhead costs, and obtaining financing or capital funding from its stockholders or directors or through bank financing. However, the Company cannot provide any assurance that it will be able to increase revenue or successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, or at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2025:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$52,017	$34,006	$-	$-	$86,023
Finance lease obligations	75,765	-	-	-	75,765
Short-term borrowing	100,014	-	-	-	100,014
Purchase and service agreements	24,461	-	-	-	24,461

Total contractual obligations	$252,257	$-	$-	$-	$252,257

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

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the Company’s total revenue for the years ended September 30, 2025 and 2024.

For the year ended September 30, 2025, two major vendors accounted for 56.4% of the Company’s total cost of revenues.

For the year ended September 30, 2024, four major vendor accounted for 72.0% of the Company’s total cost of revenues.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates and assumptions on our own historical data and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates and assumptions on an ongoing basis.

Our expectations regarding the future are based on available information and assumptions that we believe to be reasonable and accurate, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

The critical accounting policies, judgments and estimates that we believe to have the most significant impact on our consolidated financial statements are described below, which should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this prospectus. When reviewing our financial statements, you should consider:

●	our selection of critical accounting policies;

●	the judgments and other uncertainties affecting the application of such policies;

●	the sensitivity of reported results to changes in conditions and assumptions.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. See Note 2 to the Financial Statement Summary of Significant Accounting Policies – Use of estimate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 through F-39, which appear at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable. There have been no changes in or disagreements with the Company’s principal independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the fiscal year ended September 30, 2025, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective in ensuring that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended September 30, 2025, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Mr. Richun Zhuang	61	Chief Executive Officer and Director

Ms. Yuanyuan Zhang	44	Chief Financial Officer

Ms. Chengyuan Li	38	Director

Ms. Lili Zhang	41	Non-Executive Independent Director

Ms. Kun Hu	44	Non-Executive Independent Director

Mr. Richun Zhuang, Chief Executive Officer and Director

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

Ms. Lili Zhang, Non-Executive Independent Director

Ms. Zhang has 15 years of experience in the high-end international financial planning industry through which she has developed an expertise in private placement, asset allocation, trust, insurance, and other industries. Currently, Ms. Zhang is employed as an assistant to the president of America Great Health co-managing important issues.

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

Ms. Kun Hu, Non-Executive Independent Director

Ms. Hu has over twenty years of experience as a sales director with sales strategy and team management capabilities placing an emphasis on motivation and guidance to achieve sales targets and enhance brand image. Ms. Hu is proficient in market analysis and product promotion and skilled at identifying potential customers and establishing long-term cooperative relationships.

From October 2022 until present, Ms. Hu is the president of Brand Marketing of Zijing Pavilion (Beijing) Cultural Consulting Co. Ltd. Her primary duties and responsibilities are three-fold.

1.	Strategic Planning and Integration Control: Ms. Hu is responsible for the formulation and core positioning of brand culture and medium-to-long term promotion strategies, aligning overall development goals, identifying industry trends, cultural hot spots and demands of target audiences, and coordinating the creation of brand cultural intellectual property.

2.	Team and Resource Management: Ms. Hu manages the publicity and promotion team, clarifying assessment standards and integrating internal and external resources, including media and cooperative institutions, to establish long term and stable cooperation systems, and allocating the promotional budget while optimizing the efficiency of resource input and ensuring that input-output ratios meet company standards.

3.	Comprehensive Promotion and Implementation: Ms. Hu leads the planning and implementation of online and offline promotional activities covering new media communications, competitions, exhibits, and cross-border cooperation systems, coordinates content creation and dissemination, supervises the full implementation process to ensure effectiveness, collaborates with other departments, such as product, sales and marketing, to ensure integration of brand promotion and business development, and maintains key external relations with the government, industry associations, and media, creating a favorable environment for the company’s brand.

From June 2006 through September 2022, Ms. Hu was the director of program sales at the Nike Sports Camp where her duties included leading and managing the sales team, focusing on tasks which included formulating and implementing effective sales strategies, conducting market research, planning and executing promotional activities, establishing and maintaining relationships with key clients, evaluating team performance, and collaborating with cross-departmental teams to ensure seamless integration of sales activities with the marketing, product, and customer service departments.

Director Independence

Except as reported above, our directors do not hold any directorships in other reporting companies. Ms. Lili Zhang and Ms. Kun Hu qualify as “independent directors” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

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

As of the date of this Annual Report, our Directors are conducting the continuous analysis and review for any potential cybersecurity risks as part of our overall risk management program.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned for services rendered to the Company for the three fiscal years ended September 30, 2025, 2024, and 2023 by each of the following named executive officers and directors.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Performance Award	Stock Options	Total Annual

Mr. Richun Zhuang, CEO	Fiscal year ended September 30, 2025	$18,105	$-	$-	$18,105
	Fiscal year ended September 30, 2024	$31,800	$-	$-	$31,800
	Fiscal year ended September 30, 2023	$8,507	$-	$-	$8,507

Ms. Yuanyuan Zhang, CFO	Fiscal year ended September 30, 2025	$18,724	$-	$-	$18,724
	Fiscal year ended September 30, 2024	$28,716	$-	$-	$28,716
	Fiscal year ended September 30, 2023	$15,312	$4,299	$-	$19,611

Ms. Lili Zhang, Non-Executive Independent Director	Fiscal year ended September 30, 2025	$9,600	$-	$-	$9,600
	Fiscal year ended September 30, 2024	$9,600	$-	$-	$9,600
	Fiscal year ended September 30, 2023	$-	$-	$-	$-

Ms. Lingya Jia, Non-Executive Independent Director(1)	Fiscal year ended September 30, 2025	$22,496	$-	$-	$22,496
	Fiscal year ended September 30, 2024	$9,600	$-	$-	$9,600
	Fiscal year ended September 30, 2023	$-	$-	$-	$-

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant, or employee of our Company.

Stock Options/SAR Grants

There were no stock options exercised during the fiscal years ended September 30, 2025, 2024, and 2023 by the executive officers named in the Executive Compensation Table. Further, there are no options, warrants, or rights to receive any of the Company’s securities outstanding.

Outstanding Equity Awards at 2025 Fiscal Year End

There were no outstanding equity awards for the fiscal year ended September 30, 2025.

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised from inception through September 30, 2025, by the executive officers named in the Executive Compensation Table. Further, there are no option, warrants, or rights to receive any of the Company’s securities outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Annual Report by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K); and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is c/o Kun Peng International Ltd., Room 2069W, Sihui Building, No 1008-B, Huihe South Street, Banbidian Village, Gaobeidian Town, Chaoyang District, Beijing, PRC 100124.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity(1)
Mr. Richun Zhuang(2)	34,158,400	8.5%
Ms. Chengyuan Li(3)	84,015,980	21.0%
Ms. Yuanyuan Zhang	0	0.0%
Ms. Lili Zhang	0	0.0%
Ms. Kun Hu	0	0.0%

All executive officers and directors as a group	118,174,380	29.5%

5% or Greater Stockholders:
Pui Chun Wong	140,072,628	35.0%
Kunpeng TJ Limited(3)	84,015,980	21.0%
Kun Peng RC Limited(2)	34,158,400	8.5%
Kunpeng Tech Limited	43,431,740	10.9%
Zhizhong Wang(4)	43,431,740	10.9%
Kun Peng XJ Limited	39,905,162	10.0%
Xiujin Wang(5)	39,905,162	10.0%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Applicable percentage ownership is based on 400,000,000 shares of common stock outstanding as of the date of this Annual Report. There are no outstanding options, warrants, or other rights to acquire shares of our common stock.

(2)	These shares are owned of record by Kun Peng RC Ltd. As the sole director and shareholder of Kun Peng RC Ltd., Richun Zhuang may be deemed to beneficially own these shares.

(3)	These shares are owned of record by Kunpeng TJ Limited. As the sole director and majority shareholder of Kunpeng TJ Limited, Chengyuan Li may be deemed to beneficially own these shares.

(4)	These shares are owned of record by Kunpeng Tech Limited, a company incorporated in the British Virgin Islands, which is wholly-owned by Zhizhong Wang, the owner of record of approximately 6% of the shares of King Eagle VIE. As the sole director and majority shareholder of Kunpeng Tech Limited, Zhizhong Wang is deemed to beneficially own these shares. The principal address of Kunpeng Tech Limited is No. 15 Front Row, Bungalow, No. 16 Chegongzhuan West Road, Haidian District, Beijing PRC.

(5)	These shares are owned of record by Kun Peng XJ Limited, a company incorporated in the British Virgin Islands, which is wholly-owned by Xiujin Wang, the owner of record of approximately 6% of the shares of King Eagle VIE. As the sole director and majority shareholder of Kun Peng XJ Limited, Xiujin Wang is deemed to beneficially own these shares. The principal address of Kun Peng XJ Limited is Room 501, Unit 3, Building 7, Xicheng Nianhua Apartment, Xihu District, Hangzhou City, Zhejiang Province, PRC.

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

Related Party Transactions

Acquisition of Kun Pin Hui (Shandong) Trading Co. Ltd.

On April 3, 2024, King Eagle VIE entered into a Share Transfer Agreement (the “Share Purchase Agreement”) with Zhandong Fan and Yuanyuan Zhang for the acquisition of all the subscribed shares of Kun Pin Hui (Shandong) Trading Co. Ltd.

Pursuant to the Share Purchase Agreement, King Eagle VIE purchased all of the outstanding shares of Kun Pin Hui (Shandong) Trading Co. Ltd., which were held 95% by Zhandong Fan and 5% by Yuanyuan Zhang, for an aggregate consideration of $0.14 (RMB 1). The acquisition closed on April 7, 2024. As of September 30, 2025, King Eagle VIE had paid $3,698 (RMB 27,000) of the registered capital.

Amounts due from related parties

Amounts due from related parties mainly represented amounts advanced to officers or employees for daily operating expenses anticipated to be incurred by our officers and employees on behalf of the Company. The advances are required to be repaid in cash within a year. Amounts due from related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2025	2024
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	$-	7,125
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin); beneficial owner of shares of the Company through her control of Kun Peng XJ Limited	Advanced to officers or employees for operating expenses	-	7,125
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin) and a director of the Company; beneficial owner of shares of the Company through its control of Kun Peng TJ Limited	Input VAT, offset once invoice was issued	-	5,842
King Eagle (Hangzhou) Health Technology Co., Ltd	40% held by King Eagle (Tianjin)	Advanced for operating expenses	84,282	-
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Account receivable	247,337	-

Total			$331,619	12,967

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

Amounts due to related parties consisted of the following:

			September 30,
Name of related party	Relationship	Nature of transactions	2025	2024
Ms.Chengyuan Li	A prior shareholder of King Eagle (Tianjin); a director of the Company; beneficial owner of shares of the Company through her control of Beijing Paiyue Technology Co., LTD, which controls Kun Peng TJ Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,647,984	$2,686,246
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin); beneficial owner of shares of the Company through her control of Kun Peng XJ Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	252,845	260,773
Mr. Richun Zhuang	Chief Executive Officer and Director of the Company; beneficial owner of shares of the Company through his control of Kun Peng RC Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	424,108	234,981
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin), CFO of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	121,094
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,388	3,847
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,793	3,847
Mr. Cairong Ji	Legal representative of King Eagle (Hangzhou)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	2,391
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	828,644	753,455
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin) and a director of the Company; beneficial owner of shares of the Company through its control of Kun Peng TJ Limited	Payments of agency service charges	165,959	2,779
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Payments of service charges	178,096	-
Mr. Jianxin Niu	Legal representative and the director of Chongbao (Beijing) Auction Co., Ltd.	Operational support to King Eagle (Tianjin) to meet its working capital requirements	34,097	-
Total			$4,537,914	$4,069,413

Related parties transactions

Name of related party	Relationship	Nature of transactions	September 30, 2025	September 30, 2024
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Revenue	233,039	-
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Selling expense — service agents	50,380	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Selling expense — service agents	145,488	306,533
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin) and a director of the Company; beneficial owner of shares of the Company through its control of Kun Peng TJ Limited	General administration expenses — rental expense	48,046	57,721
Total			$476,953	$364,254

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by J&S, our independent auditor for the fiscal years ended September 30, 2025 and 2024.

	Fiscal Year Ended September 30,
	2025	2024
Audit Fees(1)	$89,600	$31,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$89,600	$31,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

Kun Peng International Ltd. (Registrant)

Date: December 31, 2025	By:	/s/ Zhuang Richun
Zhuang Richun
Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yuanyuan Zhang	Chief Financial Officer (Principal Financial Officer)	December 31, 2025
Yuanyuan Zhang

/s/ Chengyuan Li	Director	December 31, 2025
Chengyuan Li

/s/ Lili Zhang	Director	December 31, 2025
Lili Zhang

/s/ Kun Hu	Director	December 31, 2025
Kun Hu

KUN PENG INTERNATIONAL LTD.

(FORMELY CX NETWORK GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED SEPTEMBER 30, 2025 AND 2024

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the fiscal years ended September 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

KUN PENG INTERNATIONAL LTD.

(Formerly CX Network Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kun Peng International Ltd. and its subsidiaries (collectively, the “Company”) as of September 30, 2025 and the related consolidated statement of operations and comprehensive loss, statement of changes in equity, and cash flows for the year ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of September 30, 2025, the Company has incurred cash outflow from operating activities of $208,156 and incurred a net loss of $1,268,913 and had an accumulated deficit of $8,495,197. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions that gives rise to the substantial doubt that exists about the Company’s ability to continue as a going concern and management’s plans to mitigate this matter are also described in Note 2.

These financial statements do not include any adjustments that may be necessary to reflect the effects on the recoverability and classification of assets and additional liabilities that may arise if the Company is not able to continue as a going concern. Our opinion is not modified with respect to this matter.

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

December 31, 2025
Malaysia

We have served as the Company’s auditor since 2021.

KUN PENG INTERNATIONAL LTD

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

		September 30,	September 30,
	Note	2025	2024
Assets
Current assets
Cash and cash equivalents		$26,284	$82,184
Advance and prepayments	4	33,771	178,954
Other receivables	5	101,687	251,588
Inventory	6	6,086	15,700
Amount due from related parties	11	331,619	20,092
Total current assets		499,447	548,518

Noncurrent assets
Property and equipment, net	7	118,508	292,198
Intangible assets, net	8	2,255	2,548
Security deposits		-	16,116
Operating lease right-of-use assets	15	89,073	284,524
Finance lease right-of-use assets	15	111,931	309,445
Investment in associate held for sale		19,595	15,743
Others		-	10,094
Total noncurrent assets		341,362	930,668

Total assets		$840,809	$1,479,186

Liabilities
Current liabilities
Short-term borrowing	16	100,014	-
Trade and other payables	9	3,642,395	3,208,426
Contract liabilities	10	294,618	584,116
Payroll payable		162,534	120,310
Tax payable		129,387	128,297
Amounts due to related parties	11	4,537,914	4,069,413
Operating lease obligations, current portion	15	52,017	238,979
Finance lease obligations, current portion	15	75,765	196,879
Total current liabilities		8,994,644	8,546,420

Noncurrent liabilities
Operating lease obligations, net of current portion	15	34,006	44,622
Finance lease obligations, net of current portion		-	76,862
Total noncurrent liabilities		34,006	121,484

Total liabilities		$9,028,650	$8,667,904

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and September 30, 2024	12	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of September 30, 2025 and September 30, 2024	12	40,000	40,000
Additional paid-in capital	12	524,942	349,356
Accumulated deficits		(9,037,984)	(7,774,600)
Accumulated other comprehensive income		285,201	200,368
Total stockholders’ equity		(8,187,841)	(7,184,876)
Non-controlling interests		-	(3,842)
Total equity		(8,187,841)	(7,188,718)

Total liabilities and equity		$840,809	$1,479,186

The accompanying notes are an integral part of these consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

		Years ended September 30
	Note	2025	2024

Revenue, net		$1,438,127	$2,078,741
Cost of revenue		(479,832)	(605,638)
Gross profit		958,295	1,473,103

Operating expenses
General and administrative expenses		1,551,451	1,818,877
Selling expense		1,186,554	1,655,024
Total operating expenses		2,738,005	3,473,901

Loss from operations		(1,779,710)	(2,000,798)

Other income, net:
Interest income		25	435
Other (expense) income		(102,264)	23,529
Waiver of debt		501,575	-
Equity in net losses		(36,118)	(12,426)
Gain on disposal of a subsidiary		147,579	-
Total other income, net		510,797	11,538

Loss before income taxes		(1,268,913)	(1,989,260)

Income tax expense	12	-	2,487

Net loss		(1,268,913)	(1,991,747)
Less: Net loss attributable to non-controlling interest		(5,529)	(20,309)
Net loss attributable to Kun Peng International Ltd		(1,263,384)	(1,971,438)
Foreign currency translation adjustment		84,833	(226,916)
Comprehensive loss		(1,184,080)	(2,218,663)
Less: Comprehensive loss attributable to non-controlling interest		(5,527)	(20,309)
Comprehensive loss attributable to Kun Peng International Ltd		$(1,178,553)	$(2,198,354)

Net loss per share attributable to common stockholders
Basic and diluted*		$(0.003)	$(0.005)

Weighted average shares used to compute net loss per share attributable to common stockholders*		400,000,000	400,000,000

*	Outstanding and issued shares retrospectively reflected the forward stock split 10:1 effected on October 18, 2022

The accompanying notes are an integral part of these consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	Deficits	income	equity	interest	equity
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)
Capital contribution	-	-	175,586	-	-	175,586	-	175,586
Net loss attributable to common stockholders	-	-	-	(1,263,384)	-	(1,263,384)	-	(1,263,384)
Disposal of a subsidiary	-	-	-	-	-	-	9,369	9,369
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(5,529)	(5,529)
Foreign currency translation adjustment	-	-	-	-	84,833	84,833	2	84,835
Balance, September 30, 2025	400,000,000	$40,000	$524,942	$(9,037,984)	$285,201	$(8,187,841)	$-	$(8,187,841)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2023	400,000,000	$40,000	$597,801	$(5,803,162)	$426,741	$(4,738,620)	$(281,001)	$(5,019,621)
Capital contribution	-	-	70,522	-	-	70,522	-	70,522
Acquisition of noncontrolling interest	-	-	(318,967)	-	-	(318,966)	298,010	(20,956)
Net loss attributable to common stockholders	-	-	-	(1,971,438)	-	(1,971,438)	-	(1,971,438)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(20,309)	(20,309)
Foreign currency translation adjustment	-	-	-	-	(226,374)	(226,374)	(542)	(226,916)
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)

The accompanying notes are an integral part of these consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,268,913)	$(1,991,747)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	113,564	109,709
Amortization of right-of-use assets	372,377	373,760
Waiver of debt	(501,575)	-
Impairment losses	-	8,412
Equity in net losses	36,118	12,426
Gain on disposal of subsidiary	(147,579)	-
Changes in operating assets and liabilities
Advance and prepayments	140,785	(105,875)
Other receivables	144,929	(241,285)
Trade receivable	-	62
Security deposits	15,680	26,836
Inventory	9,270	93,335
Trade and other payables	3,588,847	(1,722,045)
Contract liabilities	(273,611)	(1,607,612)
Payroll payable	70,833	52,730
Amount due to related parties	(2,128,515)	5,298,478
Tax payable	10,761	(67,936)
Lease liabilities obligations	(167,909)	(221,368)
Long-term prepaid expenses	9,821	-
Amount due from a related party	(233,039)	-
Net cash (used in) provided by operating activities	(208,156)	17,880

Cash flows from investing activities
Disposal (purchase) of property and equipment	13,679	(320,498)
Investment in associate held for sale	-	(28,500)
Net cash provided by (used in) investing activities	13,679	(348,998)

Cash flows from financing activities:
Capital contribution	173,310	70,522
Payment of finance lease liabilities	(199,561)	(125,291)
Proceeds from bank borrowings	98,718	-
Net cash provided by (used in) financing activities	72,467	(54,769)

Effect of exchange rate changes on cash	66,110	10,491

Net decrease in cash and cash equivalents	(55,900)	(375,396)

Cash and cash equivalents, beginning balance	82,184	457,580

Cash and cash equivalents, ending balance	$26,284	$82,184

Supplementary cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$123,030	$561,527

The accompanying notes are an integral part of these consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kun Peng International Limited (“the Company,” “KPIL,” “KPEA,” “we,” “us,” “our”), a Nevada corporation (formerly known as CX Network Group, Inc.), through its subsidiaries and VIE and its subsidiaries, is currently engaged in the sale of health care and health-related household products through its online platforms, King Eagle Mall and Kun Zhi Jian Mini Program.

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Peng International Limited	● A U.S. company ● Incorporated on September 3, 2010

Authorized shares:

● Common stock: 1,000,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of September 30, 2025

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of September 30, 2025

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: 400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017 ● Deregistration from Hong Kong Inland Revenue Department and Hong Kong Company Registry, approved on February 2, 2024	100% owned by Kun Peng International Holding Limited	Paid share capital: 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China and a wholly foreign owned enterprise (“WFOE”) since March 3, 2023 ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
King Eagle (China) Co., Ltd	● a wholly foreign owned enterprise (“WFOE”) until March 3, 2023 and a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019	49% owned by Kun Peng (Hong Kong) Industrial Development Limited and 51% owned by Kun Peng Tian Yu	Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to King Eagle VIE

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023 ● Fully acquired on July 19, 2024 ● Deregistered on August 28, 2025	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023 ● Deregistered on August 28, 2025	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Commenced its operations in February 2024 and focuses on promoting and selling health screening devices

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in late 2026, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 7, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

King Eagle (Hangzhou) Health Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on July 18, 2024	40% (95% until January 17, 2025) owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in August 2024

Kun Yu (Hainan) Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on August 20, 2025	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in late 2026

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

Kun Peng International Holding Limited

Kun Peng International Holding Limited (“KP International Holding”) was incorporated in the British Virgin Islands on April 20, 2021. KP International Holding is a holding company. On May 3, 2021, KP International Holding purchased all of the issued and outstanding equity securities of Kun Peng (China) Industrial Development Company Limited (“KP (China)”), which was incorporated in Hong Kong on August 11, 2017, at a cash consideration of approximately $0.129 (HK$1). KP (China) was deregistered on February 2, 2024. After the ownership transfer, KP International Holding became the sole shareholder of KP (China).

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

King Eagle (Tianjin) Technology Co., Ltd.

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). We do not own any of the equity of King Eagle (Tianjin). As of the date of this Report, it is owned by the following individuals: Yuanyuan Zhang, the Chief Financial Officer of the Company (approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.5%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), and Hui Teng (approximately 5%). Those shareholders were also indirect owners of KP International Holding, prior to its acquisition by the Company, through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited.

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

King Eagle (Beijing) Technology Co., Ltd

King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”) was incorporated as a limited liability company in Beijing in the People’s Republic of China on December 1, 2022 with a registered capital of $0.7 million (RMB 5 million). It is wholly owned by King Eagle (Tianjin). King Eagle (Beijing) commenced its operation of the online platform called “Kun Zhi Jian” in January 2023. This platform became one of the components in our Kun Zhi Jian Mini Program in November 2023. Since then, King Eagle (Beijing) focuses on wholesaling of health care related products and dietary supplements.

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”) was established on September 19, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.69 million (RMB 5 million). It was owned 95% by King Eagle VIE and 5% by Hunan Ant Doctor Health Service Co., Ltd. On July 19, 2024, King Eagle VIE acquired the 5% minority stake and King Eagle (Huai’an) is now 100% owned by King Eagle VIE. King Eagle (Huai’an) became fully operational in October 2023 and focuses on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members. King Eagle (Huai’an) completed its deregistration on August 28, 2025.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”) was established on October 26, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Jiangsu province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Huai’an) commenced its operations in November 2023 and primarily focuses on marketing and selling physiotherapy equipment products. Kun Zhi Jian (Huai’an) completed its deregistration on August 28, 2025.

Kun Zhi Jian (Shandong) Health Management Co., Ltd

Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shandong)”) was established on January 30, 2024 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Shandong province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Kun Zhi Jian (Shandong) commenced its operations in February 2024 and focuses on promoting and selling health screening devices.

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

In January 2025, King Eagle (Tianjin) entered into an agreement to transfer 55% of the outstanding shares of King Eagle (Hangzhou). The transaction, which was completed on January 17, 2025, resulted in King Eagle (Hangzhou) no longer being controlled by King Eagle (Tianjin). Upon closing the transaction, King Eagle (Tianjin) retained a 40% noncontrolling interest in King Eagle (Hangzhou) and no longer consolidates the entity. The retained interest is accounted for under the equity method pursuant to ASC 323, as King Eagle (Tianjin) retains significant influence over operating and financial policies. As a result of transfer of 55% interest in King Eagle (Hangzhou), the Company recorded a pre-tax gain on the disposal of $147,579 and equity in net losses of $36,118 in the Consolidated Statements of Operations and Comprehensive Loss for the year ended September 30, 2025.

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

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd (“Chengdu Wenjiang”) was established on February 1, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Sichuan province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Chengdu Wenjiang has not commenced operations as of the date of this report and is applying to the relevant authorities for the necessary permits to sell health care and medical services.

Kun Yu (Hainan) Technology Co., Ltd

Kun Yu (Hainan) Technology Co., Ltd (“Kun Yu”) was established on August 20, 2025 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Hainan province, PRC. It is a wholly-owned subsidiary of King Eagle VIE. Kun Yu has not commenced operations as of the date of this report.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its variable interest entity (“VIE and its subsidiaries”). All significant intercompany transactions and balances within the Company have been eliminated upon consolidation. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to non-controlling interests in subsidiaries is reflected in the consolidated statements of operations.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the years ended September 30, 2025 and 2024 include the revenue recognition and current expected credit loss.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the year ended September 30, 2025, the Company incurred cash outflows from operating activities of $208,156, the Company incurred a net loss of $1,268,913, and the Company had negative working capital of $8,495,197. For the fiscal year ended September 30, 2024, the Company incurred cash inflows from operating activities of $17,880, the Company incurred a net loss of $1,991,747, and the Company had negative working capital of $7,997,902. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Translation adjustments included in accumulated other comprehensive income amounted to $285,201 and $200,368 as of September 30, 2025 and 2024, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2025 (Closing Rate)
United States dollar ($1)	7.7809	7.1190

For the year ended September 30, 2025 (Average Rate)
United States dollar ($1)	7.7948	7.2125

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2024 (Closing Rate)
United States dollar ($1)	7.7693	7.0176

For the year ended September 30, 2024 (Average Rate)
United States dollar ($1)	7.8127	7.2043

Deconsolidation

On January 17, 2025, the Company completed the separation of King Eagle (Hangzhou) through King Eagle (Tianjin) sold 55% of the outstanding shares of King Eagle (Hangzhou). Upon closing the transaction, the Company deconsolidated King Eagle (Hangzhou) from its consolidated financial statements. In connection with the deconsolidation, the Company recorded a pre-tax gain on the disposal of $147,579 and equity in net losses of $36,118 in the Consolidated Statements of Operations and Comprehensive Loss for the year ended September 30, 2025.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of September 30, 2025 and 2024, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and that we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of trading goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards, and detection kits. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of September 30, 2025, there was no inventory located at third-party warehouses. The Company has not recorded impairment of inventory as of September 30, 2025 and 2024.

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

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets as follows:

Classification	Estimated useful life
Leasehold improvements	1-3 years
Office equipment	3 years
Computer equipment	3 years
Computer software	5 years

Intangible Assets

Intangible assets represent the licensing cost for trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over their estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2025 and 2024.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and 2024, management determined that there was no impairment.

Investment in associate held for sale

Pursuant to ASC 323, the associate is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence over operating and financial policies of the investee but does not have a controlling financial interest. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy making decisions and material intercompany transactions. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of the equity method investee and a corresponding increase or decrease to the investment balance. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company intends to sell its stake in King Eagle (Hangzhou) and evaluates the sale to be unachievable in the near future.

As of September 30, 2025 and 2024, the investments in associate held for sale at equity of the Company were $19,595 and $15,743, respectively.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the years ended September 30, 2025 and 2024 was comprised of foreign currency translation adjustments.

Accounts receivables and allowance for doubtful accounts

Accounts receivable, including other receivables is presented net of allowance for doubtful accounts. Our other receivable consists mainly of deposits and advances. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no allowance for expected credit loss as of September 30, 2025 and 2024.

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

The Company recognizes sales of goods as revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been shipped to our customers.

The Company provide health equipment-based services to customers for the use of health equipment. Equipment are either purchased by the Company or displayed in the Company’s office by equipment suppliers. Revenue is recognised overtime based on the number of times that the customer use the service. Customer confirms the records after the use of service. Service revenue and cost of the service recognized when the customer uses the equipment. Cost of service includes the depreciation of the equipment purchased recognized on a straight-line basis and cost of technical service fee.

Contract Liabilities

Contract liabilities results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model of ASC Topic 606 have yet to be met. Once all revenue recognition criteria have been satisfied, the revenues will be recognized upon the transfer of risk and rewards to the customers in the consolidated statement of operations. We anticipated the majority of the revenue will be recognized in the fiscal year 2026.

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

The Company may recognize the lease payments in the consolidated statements of operation on a straight-line basis over the lease terms and variable lease payments in the periods in which the obligations for those payments are incurred, if any. The lease payments under the lease arrangements are fixed.

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

General and Administrative Expenses

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on our balance sheet or presenting it as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the years ended September 30, 2025 and 2024.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the years ended September 30, 2025 and 2024 were $1,186,554 and $1,655,024, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the years ended September 30, 2025 and 2024, we recorded marketing and promotional service fees to our service agents in an amount of $708,637 and $1,103,031, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and other receivables. As of September 30, 2025 and 2024, $110,302 (RMB785,240) and $69,484 (RMB487,611), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. See “Commitments and Contingencies” in Note 17. In meeting its liquidity requirements, the Company continues to focus on increasing its revenue through the sale of consumer health care products on its online platform, King Eagle Mall, and promoting its own brand of preventive health care related products on its online platform to reduce its costs of goods sold, streamlining its overhead costs, or obtaining financing from its stockholders or directors or through bank financing. However, the Company cannot provide any assurance that it will be able to increase revenue or successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, or at all. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. For the year ended September 30, 2025, the Company experienced cash outflows from operating activities of $208,156, incurred a net loss of $1,268,913, and had negative working capital of $8,495,197. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Concentration of customers and vendors

There was no revenue from customers that individually represent greater than 10% of the Company’s total revenue for the years ended September 30, 2025 and 2024.

For the year ended September 30, 2025, two major vendors accounted for 56.4% of the Company’s total cost of revenues.

For the year ended September 30, 2024, four major vendor accounted for 72.0% of the Company’s total cost of revenues.

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

Segment Reporting

The Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) for the year ended September 30, 2025. ASC 280 defines that an operating segment is a component of a public entity with a discrete financial information and operating results available for regular review by the entity’s Chief Operating Decision Maker (“CODM”). The Company’s CODM is the CFO who review financial information presented on a consolidated basis, using single measure of operating profit and a total of expense amount. No disaggregated expense categories are regularly reviewed by the CODM. As such, the Company has not identified any segment expense categories that meet the criteria for disclosure under ASC280, as amended by ASU 2023-07. All of the Company’s long-lived assets are located in PRC Beijing. As such, one reportable geographic segment is being presented.

Non-controlling Interest

For the Company’s non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly, to the Company. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for the Company for its annual reporting periods beginning July 1, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-05 will have on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). As of September 30, 2025, it is owned by the following individuals: Yuanyuan Zhang (approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.52%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6.00%), and Hui Teng (approximately 5.00%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited.

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

As of the date of this Annual Report, King Eagle (Tianjin) has five wholly-owned subsidiaries and one 40% owned subsidiary: King Eagle (Beijing) Technology Co., Ltd, Kun Zhi Jian (Shandong) Health Management Co., Ltd, Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd. and Kun Yu (Hainan) Technology Co., Ltd, which were established by King Eagle (Tianjin) on December 1, 2022, January 30, 2024, February 1, 2024 and August 20, 2025, respectively, in the PRC and Kun Pin Hui (Shandong) Trading Co., Ltd., which was established in the PRC on November 23, 2023 and acquired by King Eagle (Tianjin) on April 7, 2024; 40% shares owned in King Eagle (Hangzhou), incorporated on July 18, 2024 (55% was disposed during the year and as at September 30, 2025). King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

VIE Financial Information

Set forth below is the consolidated balance sheet information as of September 30, 2025 and September 30, 2024, and the consolidated statements of operations and cash flows for the years ended September 30, 2025 and 2024, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

“Parent entity” refers to Kun Peng International Limited;

“Non-VIE and WFOE subsidiaries” refers to the following entities:

●	Kun Peng International Holding Limited (“KP International Holding”)
●	Kun Peng (Hong Kong) Industrial Development Limited (“KP (Hong Kong)”)
●	Kun Peng Tian Yu Health Technology Co., Ltd. (“KP Tian Yu”) since March 3, 2023
●	King Eagle (China) Co., Ltd. (“King Eagle (China)”) until March 3, 2023

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle (Tianjin)”), King Eagle (Beijing) Technology Co., Ltd (“King Eagle (Beijing)”), King Eagle (Hangzhou) was a subsidiary of King Eagle VIE till it became an associate in Jan 2025, (“Kun Zhi Jian (Huai’an)”), Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shandong)”), Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd (“Chengdu Wenjiang”), Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”) and Kun Yu (Hainan) Technology Co., Ltd (“Kun Yu”).

Consolidated Balance Sheet

As of September 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$805	$88	$25,391	$-	$26,284
Intercompany receivables-current	245,821	625,960	-	2,732,021	(3,603,802)	-
Total current assets	245,821	633,797	552	3,223,079	(3,603,802)	499,447
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total noncurrent assets	34,160	2,259	-	339,107	(34,164)	341,362
Total assets	279,981	636,056	552	3,562,186	(3,637,966)	840,809
Intercompany payables	1,223,019	2,012,945	1,236	154,451	(3,391,651)	-
Total current liabilities	1,298,719	2,060,771	1,510	9,025,295	(3,391,651)	8,994,644
Total noncurrent liabilities	-	-	-	34,006	-	34,006
Total liabilities	1,298,719	2,060,771	1,510	9,059,301	(3,391,651)	9,028,650
Total shareholders’ equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Total liabilities and equity	$279,981	$636,056	$552	$3,562,186	$(3,637,966)	$840,809

As of September 30, 2024

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$981	$71	$81,132	$-	$82,184
Intercompany receivables-current	-	531,169	-	2,316,724	(2,847,893)	-
Total current assets	-	564,532	71	2,831,808	(2,847,893)	548,518
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total noncurrent assets	34,160	145,641	-	785,031	(34,164)	930,668
Total assets	34,160	710,173	71	3,616,839	(2,882,057)	1,479,186
Intercompany payables	970,159	1,846,491	969	51,757	(2,869,376)	-
Total current liabilities	994,159	2,071,841	1,033	8,344,402	(2,865,015)	8,546,420
Total noncurrent liabilities	-	-	-	121,484	-	121,484
Total liabilities	994,159	2,071,841	1,033	8,465,886	(2,865,015)	8,667,904
Total shareholders’ equity	(959,999)	(1,239,530)	(962)	(4,967,444)	(16,941)	(7,184,876)
Non-controlling interests	-	(122,138)	-	118,397	(101)	(3,842)
Total equity	(959,999)	(1,361,668)	(962)	(4,849,047)	(17,042)	(7,188,718)
Total liabilities and equity	$34,160	$710,173	$71	$3,616,839	$(2,882,057)	$1,479,186

Consolidated Statements of Operations Data

	For the fiscal year ended September 30, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$1,438,127	$-	$1,438,127
Intercompany revenue	-	366,241	-	-	(366,241)	-
Cost of revenue and related tax	-	628	-	479,204	-	479,832
Gross profit	-	365,613	-	958,923	(366,241)	958,295
Total operating expenses	304,560	415,370	9	2,384,307	(366,241)	2,738,005
Intercompany operating expenses	-	-	-	366,241	(366,241)	-
Loss from operations	(304,560)	(49,757)	(9)	(1,425,384)	-	(1,779,710)
Other (income) expense	-	(32,889)	-	541,652	2,034	510,797
Loss before income taxes	(304,560)	(82,646)	(9)	(883,732)	2,034	(1,268,913)
Income tax expense	-	-	-	-	-	-
Net loss	$(304,560)	$(82,646)	$(9)	$(883,732)	$2,034	$(1,268,913)

	For the fiscal year ended September 30, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$2,078,741	$-	$2,078,741
Intercompany revenue		700,576	-		(700,576)	-
Cost of revenue and related tax	-	21,378	-	584,260	-	605,638
Gross profit	-	679,198	-	1,494,481	(700,576)	1,473,103
Total operating expenses	203,479	760,968	319	3,201,495	（692,360)	3,473,901
Intercompany operating expenses	-	-	-	630,162	(630,162)	-
Loss from operations	(203,479)	(81,770)	(319)	(1,707,014)	(8,216)	(2,000,798)
Other income	-	38	-	11,500	-	11,538
Loss before income taxes	(203,479)	(81,732)	(319)	(1,695,514)	(8,216)	(1,989,260)
Income tax expense	-	-	-	2,487	-	2,487
Net loss	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)

Consolidated Schedules of Cash Flows

	For the fiscal year ended September 30, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(304,560)	$(82,646)	$(9)	$(883,732)	$2,034	$(1,268,913)
Intercompany receivables	(175,586)	(101,029)	-	40,311	236,304	-
Intercompany payables	252,860	193,571	277	(138,966)	(307,742)	-
Net cash provided by (used in) operating activities	-	1,026	18	35,790	(244,990)	(208,156)

Net cash provided by investing activities	-	-	-	13,679	-	13,679

Net cash provided by (used in) financing activities	173,310	-	-	(100,843)	-	72,467

Effect of exchange rate fluctuation on cash	$2,276	$(1,202)	$(1)	$(4,367)	$69,404	$66,110

	For the fiscal year ended September 30, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(203,479)	$(81,732)	$(319)	$(1,698,001)	$(8,216)	$(1,991,747)
Intercompany receivables	-	(16,942)	-	(943,773)	960,715	-
Intercompany payables	245,479	(148,973)	319	851,289	(948,114)	-
Net cash (used in) provided by operating activities	-	(10,029)	62	23,462	4,385	17,880

Net cash used in investing activities	-	-	-	(554,861)	205,863	(348,998)

Net cash provided by (used in) financing activities	-	-	-	149,974	(204,743)	(54,769)

Effect of exchange rate fluctuation on cash	$-	$553	$3	$15,440	$(5,505)	$10,491

The Company consolidated its VIE as of September 30, 2025 and September 30, 2024. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30, 2025	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$25,391	$81,132
Trade receivable – intercompany	2,732,021	2,316,724
Advance and prepayments	26,594	147,091
Other receivables – third parties	101,368	251,069
Inventory	6,086	15,700
Amount due from a related party	331,619	20,092
Total current assets	3,223,079	2,831,808

Noncurrent assets
Property and equipment, net	118,508	265,141
Investment in associate held for sale	19,595	15,743
Operating lease right-of-use assets	89,073	504,147
Finance lease right-of-use assets	111,931	-
Total noncurrent assets	339,107	785,031
Total assets	$3,562,186	$3,616,839

Liabilities
Current liabilities
Short-term borrowing	$100,014	$-
Trade payables	1,961,252	1,952,026
Other payables and accrual	1,561,206	1,194,683
Contract liabilities	294,618	584,116
Intercompany payables	154,451	51,757
Payroll payable	158,427	93,391
Tax payable	129,631	119,291
Amounts due to related parties	4,537,914	3,998,164
Operating lease obligations-current portion	52,017	154,095
Finance lease obligations-current portion	75,765	196,879
Total current liabilities	9,025,295	8,344,402

Noncurrent liabilities
Operating lease obligations-noncurrent portion	34,006	44,622
Finance lease obligations-noncurrent portion	-	76,862
Total noncurrent liabilities	34,006	121,484

Total liabilities	9,059,301	8,465,886

Commitment and contingencies	-	-

Equity
Additional paid-in capital	621,184	389,356
Accumulated deficits	(6,344,410)	(5,466,201)
Accumulated other comprehensive income	226,111	109,401
Total stockholders’ equity	(5,497,115)	(4,967,444)
Non-controlling interests	-	118,397

Total equity	(5,497,115)	(4,849,047)

Total liabilities and equity	$3,562,186	$3,616,839

The operating results of the VIE were as follows:

	For the years ended September 30,
	2025	2024

Revenue, net	$1,438,127	$2,078,741
Cost of revenue	(479,204)	(584,260)
Gross profit	958,923	1,494,481

Operating expenses
General and administrative expenses	866,095	995,430
Intercompany selling expense	366,241	-
Selling expense	1,151,971	2,206,065
Total operating expenses	2,384,307	3,201,495

Loss from operations	(1,425,384)	(1,707,014)

Other income (expenses):
Interest income	24	426
Other (expense) income	(71,408)	23,500
Waiver of debt	501,575
Equity in net losses	(36,118)	(12,426)
Gain on disposal of subsidiary	147,579	-
Total other expenses, net	541,652	11,500

Loss before income taxes	(883,732)	(1,695,514)

Income tax expense	-	2,487

Net loss	(883,732)	(1,698,001)
Less: Net loss attributable to non-controlling interest	(5,529)	(20,309)
Net loss attributable to Kun Peng International Ltd	$(878,203)	$(1,677,692)

The cash flows of the VIE were as follows:

	For the years ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(883,732)	$(1,698,001)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	86,860	185,192
Amortization of right-of-use assets	284,982	62,490
Waiver of debt	(501,575)	-
Impairment losses	-	8,412
Equity in net losses	36,118	12,426
Gain on disposal of subsidiary	(147,579)	-

Changes in operating assets and liabilities
Advance and prepayments	116,867	(101,429)
Trade receivable- intercompany	1,011,994	(92,827)
Other receivable – related party	29,355	(40,492)
Other receivables- third parties	115,384	(203,963)
Other receivables- intercompany	(971,683)	(850,946)
Inventory	9,270	93,335
Amount due from a related party	(233,039)	-
Trade payable- third parties	2,181,170	(1,837,412)
Trade payable- intercompany	54,137	239,325
Other payables and accrual- third parties	1,349,395	130,859
Other payables and accrual- intercompany	(193,103)	611,964
Contract liabilities	(273,611)	(1,607,612)
Payroll payable	92,970	53,055
Amounts due to related parties	(2,059,191)	5,229,075
Tax payable	15,521	(68,559)
Operating Lease liabilities	(84,720)	(101,431)
Net cash provided by operating activities	35,790	23,462

Cash flows from investing activities
Disposal (purchase) of property, plant and equipment	13,679	(320,498)
Long-term investment on stocks	-	(28,500)
Investment in subsidiary	-	(205,873)
Net cash provided by (used in) investing activities	13,679	(554,861)

Cash flows from financing activities
Capital contribution	-	275,265
Proceeds from bank borrowings	98,718	-
Payment of finance lease liabilities	(199,561)	(125,291)
Net cash (used in) provided by financing activities	(100,843)	149,974

Effect of exchange rate changes on cash	(4,368)	15,440

Net change in cash and cash equivalents	(55,741)	(365,985)

Cash and cash equivalents, beginning balance	81,132	447,117

Cash and cash equivalents, ending balance	$25,391	$81,132

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	September 30,	September 30,
	2025	2024

Prepaid rent and building management and utilities	$2,837	$13,200
Prepaid supplies(1)	12,579	49,495
Prepaid income tax	-	5,226
Prepaid professional services(2)	5,029	104,742
Advance to others	13,326	6,291
Total Advance and prepayments	$33,771	$178,954

(1)	As of September 30, 2025 and September 30, 2024, the Company had prepaid supplies of $12,579 and $49,495, respectively. The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding contract liabilities is recognized.

(2)	As of September 30, 2024, the ending balance of prepaid professional services represented $104,742 of legal service fees for our PRC entities. The legal service fees will be amortized to general and administrative expenses using the straight-line method, over the service periods of October to November 2024.

As of September 30, 2025, the ending balance of prepaid professional services included $5,029 of advertising and promotion fees for our PRC entities. The advertising and promotion fees will be recognized in the Company’s consolidated statement of operations and comprehensive loss when the related services are performed.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	September 30,	September 30,
	2025	2024

Deposits	$81,865	$136,119
Advance to employees	1,054	42,894
Advance to third-party company	211	34,912
Deductible value added tax	18,557	37,663
Total other receivables	$101,687	$251,588

Deposits represent payments made to lessors, vendors or service providers.

Advance to employees represents funds provided to our officers and employees for business expenses, such as travel, parking, gasoline, membership, and meals, that are anticipated to be incurred by our officers and employees on behalf of the Company. Advances to employees are required to be repaid in cash within a year.

Advance to third-party company represents funds provided to a third-party company for rental fee and deposit.

NOTE 6 - INVENTORY

Inventory consisted of the following:

	September 30,	September 30,
	2025	2024

Trading goods	$6,086	$15,700
Total	$6,086	$15,700

No impairment of inventory recognized as of September 30, 2025 and 2024.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	September 30,
	2025	2024

Leasehold improvements	$129,776	$199,563
Furniture and fixtures	1,235	4,755
Computer equipment	251,483	291,386
Office equipment	1,479	5,822
Subtotal	383,973	501,526
Less: accumulated depreciation	(265,465)	(209,328)
Total property and equipment, net	$118,508	$292,198

Depreciation expense was $113,182 and $109,349 for the years ended September 30, 2025 and 2024, respectively.

NOTE 8 - INTANGIBLE ASSETS

	September 30,	September 30,
	2025	2024

Trademarks	$3,766	$3,692
Subtotal	3,766	3,692
Less: accumulated amortization	(1,511)	(1,144)
Total intangible assets, net	$2,255	$2,548

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. Approximately $1,071, $1,377, $562, $36, $509, $85 and $127 will expire in July 2031, April 2031, April 2032, September 2032, October 2032, March 2033 and February 2034, respectively.

Amortization expense was $382 and $360 for the years ended September 30, 2025 and 2024, respectively.

NOTE 9 - TRADE AND OTHER PAYABLES

Trade and other payables included the following:

	September 30,	September 30,
	2025	2024

Accrued expenses to service agents	$2,039,877	$3,056,730
Borrowings from service agents*	1,307,154	-
Borrowings from third parties*	67,748	-
Expense reimbursement payable	2,186	54,892
Deposit payable to suppliers	105,351	63,270
Others	120,079	33,534
Total trade and other payables	$3,642,395	$3,208,426

* Borrowings from service agents and third parties are interest free and return on demand.

NOTE 10 - CONTRACT LIABILITIES

	September 30,	September 30,
	2025	2024

Advance payments from customers	$294,618	$584,116
Total contract liabilities	$294,618	$584,116

Contract liabilities results from transactions where the Company has received the payments from the customers but revenue recognition criteria under the five-step model have yet to be met. As of September 30, 2025 and September 30, 2024, the Company had total contract liabilities of $294,618 and $584,116, respectively. Once the five-step model criteria have been satisfied, revenues will be recognized upon the transfer of risk and rewards to the customers. Management has agreed that the amount received is non-refundable. However, this term is not bound by any written agreement. Thus, the customers may have the right to challenge and demand that the advances be refunded under relevant commercial laws and regulations.

NOTE 11 - RELATED PARTY TRANSACTIONS

Acquisition of Kun Pin Hui (Shandong) Trading Co. Ltd.

On April 3, 2024, King Eagle VIE entered into a Share Transfer Agreement (the “Share Purchase Agreement”) with Zhandong Fan and Yuanyuan Zhang for the acquisition of all the subscribed shares of Kun Pin Hui (Shandong) Trading Co. Ltd.

Pursuant to the Share Purchase Agreement, King Eagle VIE purchased all of the outstanding shares of Kun Pin Hui (Shandong) Trading Co. Ltd., which were held 95% by Zhandong Fan and 5% by Yuanyuan Zhang, for an aggregate consideration of $0.14 (RMB 1). The acquisition closed on April 7, 2024. As of September 30, 2025, King Eagle (Tianjin) had paid $3,698 (RMB27,000) of the registered capital.

Amounts due from related parties

Amounts due from related parties mainly represent monies advanced to officers or employees for daily operating expenses that are anticipated to be incurred by our officers and employees on behalf of the Company. The advances are required to be repaid in cash within a year.

Amounts due from related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	September 30, 2025	September 30, 2024
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Advanced to officers or employees for operating expenses	$-	$7,125
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin), beneficial owner of shares of the Company through her control of Kun Peng XJ Limited	Advanced to officers or employees for operating expenses	-	7,125
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin) and a director of the Company; beneficial owner of shares of the Company through its control of Kun Peng TJ Limited	Input VAT, offset once invoice was issued	-	5,842
King Eagle (Hangzhou) Health Technology Co., Ltd	40% held by King Eagle (Tianjin)	Advanced for operating expenses	84,282	-
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Account receivable	247,337	-
Total			$331,619	$20,092

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

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	September 30, 2025	September 30, 2024
Ms. Chengyuan Li	A prior shareholder of King Eagle (Tianjin); a director of the Company; beneficial owner of shares of the Company through her control of Beijing Paiyue Technology Co., LTD, which controls Kun Peng TJ Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,647,984	$2,686,246
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin); beneficial owner of shares of the Company through her control of Kun Peng XJ Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	252,845	260,773
Mr. Richun Zhuang	Chief Executive Officer and Director of the Company; beneficial owner of shares of the Company through his control of Kun Peng RC Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	424,108	234,981
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin), CFO of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	121,094
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,388	3,847
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,793	3,847
Mr. Cairong Ji	Legal representative of King Eagle (Hangzhou)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	2,391
Mr. Jianxin Niu	Legal representative and the director of Chongbao (Beijing) Auction Co., Ltd.	Operational support to King Eagle (Tianjin) to meet its working capital requirements	34,097	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	828,644	753,455
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin) and a director of the Company; beneficial owner of shares of the Company through its control of Kun Peng TJ Limited	Payments of agency service charges	165,959	2,779
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Payments of service charges	178,096	-
Total			$4,537,914	$4,069,413

Related parties transactions

Name of related party	Relationship	Nature of transactions	September 30, 2025	September 30, 2024
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Revenue	233,039	-
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD	Selling expense -- service agents	50,380	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Selling expense -- service agents	145,488	306,533
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a prior shareholder of King Eagle (Tianjin) and a director of the Company; beneficial owner of shares of the Company through its control of Kun Peng TJ Limited	General administration expenses --rental expense	48,046	57,721
Total			$476,953	$364,254

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

The Company’s board of directors approved and declared a 10:1 forward split of its common stock on September 6, 2022. As a result of the stock split, holders of pre-split shares of common stock received post-split shares of common stock at a ratio of ten (10) shares of post-split common stock for every one (1) share of pre-split common stock. The stock split had a record date of September 16, 2022 and an effective date of October 18, 2022. No fractional shares were issuable as a result of the forward stock split. After the forward stock split, the Company has 400,000,000 shares of common stock outstanding. The par value of the common stock remained unchanged at $0.0001 per share after the stock split.

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of September 30, 2025 and September 30, 2024.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of September 30, 2025 and September 30, 2024, respectively. The issued and outstanding shares of common stock were 400,000,000 as of September 30, 2025 and September 30, 2024, respectively.

During the year ended September 30, 2025, two shareholders contributed $175,586 to the capital of the Company. No shares were issued in exchange for these capital contributions.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of September 30, 2025, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,391,662, $2,605,498 and $958, respectively. As of September 30, 2024, King Eagle (China), King Eagle (Tianjin) and KP Tian Yu incurred negative assets in the amount of $1,391,662, $2,605,498 and $958, respectively. Accordingly, the Company did not accrue statutory reserve funds as of September 30, 2025 and September 30, 2024.

NOTE 13 - REVENUE

Revenue:

The following table presents revenues and the related cost of goods sold disaggregated by customer type for the years ended September 30, 2025 and 2024:

	For the years ended September 30,
	2025	2024

Retail product sales	$500,744	$1,373,016
Wholesale product sales	-	2,164
Equipment-based service revenue	937,383	630,177
Technical service revenue	-	36,027
Commissions	-	2,954
Training	-	34,403
Total	$1,438,127	$2,078,741

	For the years ended September 30,
	2025	2024

Performance obligations satisfied at a point in time	$500,744	$1,448,564
Performance obligations satisfied over time	937,383	630,177
Total	$1,438,127	$2,078,741

Cost of revenue:

We disaggregated our cost of revenue for years ended September 30, 2025 and 2024:

	For the years ended September 30,
	2025	2024

Retail product sales	$128,280	$324,770
Wholesale product sales	-	1,152
Equipment-based service revenue	351,552	259,353
Technical service revenue	-	-
Commissions	-	-
Training	-	20,363
Total	$479,832	$605,638

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the years ended September 30, 2025 and 2024.

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

KP (Hong Kong) did not earn any income that was derived in Hong Kong for the years ended September 30, 2025 and 2024, and, therefore, KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	September 30,
	2025	2024
Current
Federal	$-	$-
State	-	-
Foreign	-	2,487
Total current	-	2,487

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$2,487

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	September 30,
	2025	2024
Loss before income tax expense	$(1,268,913)	$(1,989,260)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.0%	3.5%
Tax effect of non-deductible expenses	(1.4)%	(2.2)%
Change in valuation allowance	(22.6)%	(22.4)%
Effective tax rate	0.0%	(0.1)%

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

As of September 30, 2025 and 2024, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

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

The following table provides a summary of leases as of September 30, 2025 and 2024:

Assets/liabilities	Classification	September 30, 2025	September 30, 2024
Assets
Operating lease right-of-use assets	Operating lease assets	$89,073	$284,524
Finance lease right-of-use assets	Finance lease assets	111,931	309,445
Total lease assets		$201,004	$593,969

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$52,017	$238,979
Finance lease liability - current	Current finance lease liabilities	75,765	196,879
		$127,782	$435,858
Long-term
Operating lease liability – net of current portion	Long-term finance lease liabilities	$34,006	$44,622
Finance lease liability – net of current portion	Long-term operating lease liabilities	-	76,862
		34,006	121,484
Total lease liabilities		$161,788	$557,342

The operating lease expense for the years ended September 30, 2025 and 2024 was as follows:

		September 30,
Lease cost	Classification	2025	2024
Operating lease cost
Lease expenses – short-term	General and administrative	$9,324	$8,328
Lease expenses	General and administrative	173,823	296,226
Finance lease cost
Amortization of leased asset	Cost of revenues	190,604	87,265
Interest on lease liabilities	Other expense - other	7,999	6,688
Total lease cost		$381,750	$398,506

Maturities of operating lease and finance lease liabilities as of September 30, 2025 were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2026	$58,997	$76,739
2027	29,499	-
Thereafter	-	-
Total lease payments	88,496	76,739
Less: Interest	(2,473)	(975)
Present value of lease payments	$86,023	$75,765

Maturities of operating lease and finance lease liabilities as of September 30, 2024, were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2025	$244,243	$205,103
2026	44,887	77,848
Thereafter	-	-
Total lease payments	289,130	282,951
Less: Interest	(5,529)	(9,210)
Present value of lease payments	$283,601	$273,741

Supplemental information related to operating leases and finance leases was as follows:

	September 30
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$367,470	$346,659
New operating lease assets obtained in exchange for operating lease liabilities	$123,030	$561,527
Weighted average remaining operating lease term	1.42 year	1.18 year
Weighted average remaining finance lease term	0.56 year	1.56 year
Weighted average discount rate for operating lease	3.60%	4.60%
Weighted average discount rate for finance lease	4.75%	4.75%

The amortization expense was $372,377 and $373,760 for the years ended September 30, 2025 and 2024, respectively.

NOTE 16 - SHORT-TERM BORROWING

	Loan period	Interest rate	September 30, 2025	September 30, 2024
China Construction Bank Co., LTD. Beijing Mentougou Branch	December 19, 2024 to December 19, 2026	3.86%	$100,014	$-
Short-term borrowing			$100,014	$-

The loans were guaranteed by a shareholder, with interest rate of 3.86%. The loan principal was $100,014 and can be borrowed and repaid at any time within the loan period.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of September 30, 2025 and September 30, 2024, we had purchase and service commitments in an amount of $24,461 and $4,987, respectively.

NOTE 18 - SUBSEQUENT EVENT

Independent Non-Executive Director Lingya Jia resigned and the Board of Directors appointed Kun Hu as an Independent Non-Executive Director effective December 4, 2025 to fill the existing vacancy on the Company’s Board of Directors.

As of September 30, 2025, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

