Form 10-Q
period 2025-12-31
Kun Peng International Ltd.
filed 2026-02-13
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-169805

KUN PENG INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Nevada	EIN 32-0538640
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

Room 2069W, Sihui Building No 1008-B, Huihe South Street

Banbidian Village

Gaobeidian Town, Chaoyang District
Beijing, PRC 100124

(Address of principal executive offices)

+86-10-87227012

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

Yes ☐ No ☒

As of February 13, 2026, the registrant had 400,000,000 shares of Common Stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		December 31,	September 30,
	Note	2025	2025
Assets
Current assets
Cash and cash equivalents		$32,430	$26,284
Trade receivables		14,555	-
Advance and prepayments	4	21,334	33,771
Other receivables	5	114,476	101,687
Inventory	6	2,640	6,086
Amount due from related parties	11	414,423	331,619
Total current assets		599,858	499,447

Noncurrent assets
Property and equipment, net	7	83,726	118,508
Intangible assets, net	8	2,200	2,255
Operating lease right-of-use assets	15	245,403	89,073
Finance lease right-of-use assets	15	63,060	111,931
Investment in associate held for sale		11,018	19,595
Total noncurrent assets		405,407	341,362

Total assets		$1,005,265	$840,809

Liabilities
Current liabilities
Short-term borrowing	16	97,525	100,014
Trade and other payables	9	3,798,082	3,642,395
Contract liabilities	10	335,141	294,618
Payroll payable		169,043	162,534
Tax payable		137,241	129,387
Amounts due to related parties	11	4,797,182	4,537,914
Operating lease obligations, current portion	15	150,289	52,017
Finance lease obligations, current portion	15	38,798	75,765
Total current liabilities		9,523,301	8,994,644

Noncurrent liabilities
Operating lease obligations, net of current portion	15	86,297	34,006
Total noncurrent liabilities		86,297	34,006

Total liabilities		$9,609,598	$9,028,650

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and September 30, 2025	12	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of December 31, 2025 and September 30, 2025	12	40,000	40,000
Additional paid-in capital	12	524,942	524,942
Accumulated deficits		(9,303,561)	(9,037,984)
Accumulated other comprehensive income		134,286	285,201
Total stockholders’ equity		(8,604,333)	(8,187,841)
Non-controlling interests		-	-
Total equity		(8,604,333)	(8,187,841)

Total liabilities and equity		$1,005,265	$840,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three Months Ended December 31,
	Note	2025	2024

Revenue, net	13	$174,824	$356,519
Cost of revenue	13	(113,863)	(55,683)
Gross profit		60,961	300,836

Operating expenses
General and administrative expenses		228,564	652,433
Selling expense		129,310	346,489
Total operating expenses		357,874	998,922

Loss from operations		(296,913)	(698,086)

Other income, net:
Interest income		71	10
Other income		40,075	47,069
Equity in net losses		(8,810)	-
Total other income, net		31,336	47,079

Loss before income taxes		(265,577)	(651,007)

Income tax expense	14	-	-

Net loss		(265,577)	(651,007)
Less: Net loss attributable to non-controlling interest		-	(5,529)
Net loss attributable to Kun Peng International Ltd		(265,577)	(645,478)
Foreign currency translation adjustment		(150,915)	281,895
Comprehensive loss		(416,492)	(369,112)
Less: Comprehensive loss attributable to non-controlling interest		-	(5,295)
Comprehensive loss attributable to Kun Peng International Ltd		$(416,492)	$(363,817)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.001)	$(0.002)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2025	400,000,000	$40,000	$524,942	$(9,037,984)	$285,201	$(8,187,841)	$-	$(8,187,841)

Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(265,577)	-	(265,577)	-	(265,577)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(150,915)	(150,915)	-	(150,915)
Balance, December 31, 2025	400,000,000	$40,000	$524,942	$(9,303,561)	$134,286	$(8,604,333)	$-	$(8,604,333)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	Deficits	income	equity	interest	equity
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)
Capital contribution	-	-	71,250	-	-	71,250	-	71,250
Net loss attributable to common stockholders	-	-	-	(645,478)	-	(645,478)	-	(645,478)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(5,529)	(5,529)
Foreign currency translation adjustment	-	-	-	-	281,661	281,661	234	281,895
Balance, December 31, 2024	400,000,000	$40,000	$420,606	$(8,420,078)	$482,029	$(7,477,443)	$(9,137)	$(7,486,580)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(265,577)	$(651,007)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	19,035	44,339
Amortization of right-of-use assets	81,647	127,435
Equity in net losses	8,810	-
Gain on disposal of equipment	(27,464)	-

Changes in operating assets and liabilities
Advance and prepayments	12,869	125,707
Other receivables	686	79,040
Inventory	3,506	(3,090)
Trade payables	62,619	57,385
Other payables and accrual	69,163	20,710
Deferred revenue	20,384	32,913
Payroll payable	3,534	54,724
Amounts due to related parties	174,957	248,808
Tax payable	5,450	(2,499)
Operating lease liabilities	(46,140)	(88,601)
Amounts due from related parties	(87,080)	-
Net cash provided by operating activities	36,399	45,864

Cash flows from investing activities
Purchase of property and equipment	-	(38,811)
Acquisition of intangible assets	-	(77)
Disposal an associate held for sale	-	27,818
Net cash used in investing activities	-	(11,070)

Cash flows from financing activities
Capital contribution	-	71,250
(Repayments to) proceeds from bank borrowings	(4,232)	99,033
Payment of finance lease liabilities	(25,688)	(57,528)
Net cash (used in) provided by financing activities	(29,920)	112,755

Effect of exchange rate changes on cash	(333)	(22,342)

Net change in cash and cash equivalents	6,146	125,207

Cash and cash equivalents, beginning balance	26,284	82,184

Cash and cash equivalents, ending balance	$32,430	207,391

Supplementary cash flows information:
Cash paid for interest	$975	-
Cash paid for income tax	$-	-

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$183,512	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Authorized shares:

● Common stock: 1,000,000,000 with par value $0.0001 per share

● 400,000,000 shares issued and outstanding as of December 31, 2025

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of December 31, 2025

Investment holding

Kun Peng International Holding Limited	● A BVI company ● Incorporated on April 20, 2021	100% owned by Kun Peng International Limited	Paid capital: 400 ordinary shares at par value of $0.01 per share	Investment holding

Kunpeng (China) Industrial Development Company Limited	● A Hong Kong company ● Incorporated on August 11, 2017 ● Deregistration from Hong Kong Inland Revenue Department and Hong Kong Company Registry, approved on February 2, 2024	100% owned by Kun Peng International Holding Limited	Paid share capital: 10,000 ordinary shares at $1,292 (HKD10,000)	Investment holding

Kun Peng (Hong Kong) Industrial Development Limited	● A Hong Kong company ● Incorporated on June 21, 2021	100% owned by Kun Peng International Holding Limited	Paid share capital: 1 ordinary share at $0.13 (HK$1)	Investment holding

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China and a wholly foreign owned enterprise (“WFOE”) since March 3, 2023 ● Incorporated on August 10, 2021	100% owned by Kun Peng (Hong Kong) Industrial Development Limited	Registered capital of RMB 5 million (US$0.7 million)	Exploring future business opportunities

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
King Eagle (China) Co., Ltd	● a wholly foreign owned enterprise (“WFOE”) until March 3, 2023 and a limited liability company incorporated in the People’s Republic of China ● Incorporated on March 20, 2019	49% owned by Kun Peng (Hong Kong) Industrial Development Limited and 51% owned by Kun Peng Tian Yu	Registered capital: approximately $15 million (RMB100 million)	Providing technical and management support to the VIE

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

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold their KPIL shares; such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) were required to register their equity pledge arrangement as required under the Equity Pledge Agreement with King Eagle (China). The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain. The Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

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

King Eagle (Huai’an) Health Management Co., Ltd.

King Eagle (Huai’an) Health Management Co., Ltd. (“King Eagle (Huai’an)”) was established on September 19, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.69 million (RMB 5 million). It was owned 95% by King Eagle (Tianjin) and 5% by Hunan Ant Doctor Health Service Co., Ltd. On July 19, 2024, King Eagle (Tianjin) acquired the 5% minority stake and King Eagle (Huai’an) is now 100% owned by King Eagle (Tianjin). King Eagle (Huai’an) became fully operational in October 2023 and focused on coordinating with local health care service providers to offer health screening and monitoring to the Company’s customers and members. King Eagle (Huai’an) completed its deregistration on August 28, 2025.

Kun Zhi Jian (Huai’an) Technology Co., Ltd.

Kun Zhi Jian (Huai’an) Technology Co., Ltd. (“Kun Zhi Jian (Huai’an)”) was established on October 26, 2023 under the laws of the People’s Republic of China. with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Jiangsu province, PRC. It is a wholly-owned subsidiary of King Eagle (Tianjin). Kun Zhi Jian (Huai’an) commenced its operations in November 2023 and primarily focused on marketing and selling physiotherapy equipment products. Kun Zhi Jian (Huai’an) completed its deregistration on August 28, 2025.

Kun Zhi Jian (Shandong) Health Management Co., Ltd

Kun Zhi Jian (Shandong) Health Management Co., Ltd (“Kun Zhi Jian (Shandong)”) was established on January 30, 2024 under the laws of the People’s Republic of China. with a registered capital of approximately $0.4 million (RMB 3 million). The entity is located in Shandong province, PRC. It is a wholly-owned subsidiary of King Eagle (Tianjin). Kun Zhi Jian (Shandong) commenced its operations in February 2024 and focuses on promoting and selling health screening devices.

King Eagle (Hangzhou) Health Technology Co., Ltd

King Eagle (Hangzhou) Health Technology Co., Ltd (“King Eagle (Hangzhou)”) was established on July 18, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.1 million (RMB 1 million). The entity is located in Zhejiang province, PRC. It was a wholly-owned subsidiary of King Eagle (Tianjin). King Eagle (Hangzhou) commenced its operations of online sales in August 2024.

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

Kun Pin Hui (Shandong) Trading Co., Ltd.

Kun Pin Hui (Shandong) Trading Co., Ltd (“Kun Pin Hui (Shandong)”) was established on November 23, 2023 under the laws of the People’s Republic of China with a registered capital of approximately $0.4 million (RMB 3 million). The entity is located in Shandong province, PRC. It has been a wholly-owned subsidiary of King Eagle (Tianjin) since its acquisition by King Eagle (Tianjin) on April 7, 2024. Kun Pin Hui (Shandong) commenced operations in April 2024 and is engaged in the sale of health care related products and services.

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd (“Chengdu Wenjiang”) was established on February 1, 2024 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Sichuan province, PRC. It is a wholly-owned subsidiary of King Eagle (Tianjin). Chengdu Wenjiang has not commenced operations as of the date of this report and is applying to the relevant authorities for the necessary permits to sell health care and medical services.

Kun Yu (Hainan) Technology Co., Ltd

Kun Yu (Hainan) Technology Co., Ltd (“Kun Yu”) was established on August 20, 2025 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Hainan province, PRC. It is a wholly-owned subsidiary of King Eagle (Tianjin). Kun Yu has not commenced operations as of the date of this report.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2025 included in the Form 10-K filed with the SEC on December 31, 2025.

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the quarters ended December 31, 2025 and 2024 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the quarter ended December 31, 2025, the Company incurred a substantial accumulated deficit of $9,303,561, a net loss of $265,577, and negative working capital of $8,923,443. For the year ended September 30, 2025, the Company incurred a substantial accumulated deficit of $9,037,984, a net loss of $1,268,913, and negative working capital of $8,495,197. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Assets and liabilities are translated at the unified exchange rate as quoted by www.federalreserve.gov at the end of the period. Income and expense accounts are translated at the average translation rates and equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $134,286 and $285,201 as of December 31, 2025 and September 30, 2025, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of December 31, 2025 (Closing Rate)
United States dollar ($1)	7.7833	6.9931

For the three months ended December 31, 2025 (Average Rate)
United States dollar ($1)	7.7776	7.0889

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2025 (Closing Rate)
United States dollar ($1)	7.7809	7.1190

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the three month period ended December 31, 2024 (Average Rate)
United States dollar ($1)	7.7744	7.1896

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of December 31, 2025 and September 30, 2025, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and that we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards and detection kits.. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of December 31, 2025, there was no inventory located at third-party warehouses. The Company has not recorded impairment of inventory as of December 31, 2025 and September 30, 2025.

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

Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets as follows:

Classification	Estimated useful life
Leasehold improvements	1-3 years
Furniture and fixtures	3 years
Computer equipment	3 years
Office equipment	3 years

Intangible Assets

Intangible assets represent the licensing cost for trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over their estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2025 and September 30, 2025.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2025 and September 30, 2025, management determined that there was no impairment.

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

As of December 31, 2025 and September 30, 2025, the investments in associate held for sale at equity of the Company were $11,018 and $19,595, respectively.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the quarters ended December 31, 2025 and 2024 was comprised of foreign currency translation adjustments.

Accounts receivables and allowance for doubtful accounts

Accounts receivable, including other receivables is presented net of allowance for doubtful accounts. Our other receivable consists mainly of deposits and advances. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no allowance for expected credit loss as of December 31, 2025 and September 30, 2025.

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

The Company provide health equipment-based services to customers for the use of health equipment. Equipment are either purchased by the Company or displayed in the Company’s office by equipment suppliers. Revenue is recognized overtime based on the number of times that the customer use the service. Customer confirms the records after the use of service. Service revenue and cost of the service recognized when the customer uses the equipment. Cost of service includes the depreciation of the equipment purchased recognized on a straight-line basis and cost of technical service fee.

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

Lease

Under ASC Topic 842, the Company determines if an arrangement is a lease at inception. If so, the lease is classified as either a finance lease or an operating lease at commencement based on the criteria in ASC 842-10-25-2. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate based on the information available at the lease commencement date. The Company generally uses the base, non-cancelable lease term in calculating the right-of-use assets and lease liabilities. Finance lease items are presented separately from operating leases.

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

General and Administrative Expenses

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on our balance sheet or presenting it as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the quarters ended December 31, 2025 and 2024.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the quarters ended December 31, 2025 and 2024 were $129,310 and $346,489, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the quarters ended December 31, 2025 and 2024, we recorded marketing and promotional service fees to our service agents in an amount of $44,405 and $161,184, respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of domestic cash and cash equivalents, other monetary assets, trade receivables, and other receivables. As of December 31, 2025 and September 30, 2025, $161,461 (RMB1,129,113) and $127,971 (RMB911,026), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. For the quarter ended December 31, 2025, the Company incurred a net loss of $265,577, and had negative working capital of $8,923,443. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Concentration of customers and vendors

For the quarter ended December 31, 2025, there were no major customers that individually represent greater than 10% of the Company’s total revenues.

There was no revenue from customers that individually represent greater than 10% of the total revenue for the quarter ended December 31, 2024.

For the quarter ended December 31, 2025, there were no major vendors that individually represent greater than 10% of the Company’s total cost of revenues.

For the quarter ended December 31, 2024, two major vendors accounted for 47.09% and 21.65% of the Company’s total cost of revenues.

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

Segment Reporting

The Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) since the year ended September 30, 2025. ASC 280 defines that an operating segment is a component of a public entity with a discrete financial information and operating results available for regular review by the entity’s Chief Operating Decision Maker (“CODM”). The Company’s CODM is the CFO who review financial information presented on a consolidated basis, using single measure of operating profit and a total of expense amount. No disaggregated expense categories are regularly reviewed by the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Under ASC 280, an operating segment is a component of the Company whose operating results are regularly reviewed by the CODM to allocate resources and assess performance. Since the CODM does not review discrete financial information for individual business activities on a regular basis, those activities do not meet the definition of operating segments. As such, one reportable geographic segment is being presented.

Non-controlling Interest

For the Company’s non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly, to the Company. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the ASU 2024-03 on its consolidated financial statements and related disclosures.

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

King Eagle (Tianjin) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). As of December 31, 2025, it is owned by the following individuals: Yuanyuan Zhang (approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.52%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6.00%), and Hui Teng (approximately 5.00%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited.

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

As of the date of this Quarterly Report, King Eagle (Tianjin) has five wholly-owned subsidiaries and one 40% owned subsidiary: King Eagle (Beijing) Technology Co., Ltd, Kun Zhi Jian (Shandong) Health Management Co., Ltd, Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd. and Kun Yu (Hainan) Technology Co., Ltd, which were established by King Eagle (Tianjin) on December 1, 2022, January 30, 2024, February 1, 2024 and August 20, 2025, respectively, in the PRC and Kun Pin Hui (Shandong) Trading Co., Ltd., which was established in the PRC on November 23, 2023 and acquired by King Eagle (Tianjin) on April 7, 2024; 40% shares owned in King Eagle (Hangzhou), incorporated on July 18, 2024 (55% was disposed during the year and as at September 30, 2025). King Eagle (Tianjin) is the controlling shareholder under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

VIE Financial Information

Set forth below is the condensed consolidated balance sheet information as of December 31, 2025 and September 30, 2025, and the condensed consolidated statements of operations and cash flows for the three month periods ended December 31, 2025 and 2024, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin), King Eagle (Beijing), Kun Zhi Jian (Shandong), Chengdu Wenjiang Kun Pin Hui (Shandong) and Kun Yu.

Condensed Consolidated Balance Sheet

As of December 31, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$854	$76	$31,500	$-	$32,430
Intercompany receivables-current	245,821	316,624	-	2,507,100	(3,069,545)	-
Total current assets	245,821	324,265	290	3,099,027	(3,069,545)	599,858
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	2,204	-	403,207	(34,164)	405,407
Total assets	279,981	326,469	290	3,502,234	(3,103,709)	1,005,265
Intercompany payables	1,306,169	1,711,938	1,086	64,296	(3,083,489)	-
Total current liabilities	1,357,334	1,765,384	1,300	9,482,772	(3,083,489)	9,523,301
Total non-current liabilities	-	-	-	86,297	-	86,297
Total liabilities	1,357,334	1,765,384	1,300	9,569,069	(3,083,489)	9,609,598
Total shareholders’ equity	(1,077,353)	(1,438,915)	(1,010)	(6,066,835)	(20,220)	(8,604,333)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,077,353)	(1,438,915)	(1,010)	(6,066,835)	(20,220)	(8,604,333)
Total liabilities and equity	$279,981	$326,469	$290	$3,502,234	$(3,103,709)	$1,005,265

As of September 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$805	$88	$25,391	$-	$26,284
Intercompany receivables-current	245,821	625,960	-	2,732,021	(3,603,802)	-
Total current assets	245,821	633,797	552	3,223,079	(3,603,802)	499,447
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	2,259	-	339,107	(34,164)	341,362
Total assets	279,981	636,056	552	3,562,186	(3,637,966)	840,809
Intercompany payables	1,223,019	2,012,945	1,236	154,451	(3,391,651)	-
Total current liabilities	1,298,719	2,060,771	1,510	9,025,295	(3,391,651)	8,994,644
Total non-current liabilities	-	-	-	34,006	-	34,006
Total liabilities	1,298,719	2,060,771	1,510	9,059,301	(3,391,651)	9,028,650
Total shareholders’ equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Total liabilities and equity	$279,981	$636,056	$552	$3,562,186	$(3,637,966)	$840,809

Condensed Consolidated Statements of Operations

	Three Months Ended December 31, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$174,824	$-	$174,824
Intercompany revenue	-	-	-	-	-	-
Cost of revenue and related tax	-	-	-	113,863	-	113,863
Gross profit	-	-	-	60,961	-	60,961
Total operating expenses	58,615	2,167	14	297,078	-	357,874
Intercompany operating expenses	-	-	-	-		-
Loss from operations	(58,615)	(2,167)	(14)	(236,117)	-	(296,913)
Other income, net	-	12,926	-	18,410	-	31,336
(Loss) income before income taxes	(58,615)	10,759	(14)	(217,707)	-	(265,577)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(58,615)	$10,759	$(14)	$(217,707)	$-	$(265,577)

	Three Months Ended December 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$356,519	$-	$356,519
Intercompany revenue	-	137,778	-		(137,778)	-
Cost of revenue and related tax	-	225	-	55,458	-	55,683
Gross profit	-	137,553	-	301,061	(137,778)	300,836
Total operating expenses	135,349	175,744	7	687,822	-	998,922
Intercompany operating expenses	-	-	-	137,778	(137,778)	-
Loss from operations	(135,349)	(38,191)	(7)	(524,539)	-	(698,086)
Other (expense) income, net		(362)		45,407	2,034	47,079
Loss before income taxes	(135,349)	(38,553)	(7)	(479,132)	2,034	(651,007)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(135,349)	$(38,553)	$(7)	$(479,132)	$2,034	$(651,007)

Condensed Consolidated Schedules of Cash Flows

	Three Months Ended December 31, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(58,615)	$10,759	$(14)	$(217,707)	$-	$(265,577)
Intercompany receivables	-	316,273	-	286,714	(602,987)	-
Intercompany payables	83,150	(332,158)	(170)	(354,920)	604,098	-
Net cash provided by operating activities	-	33	7	35,248	1,111	36,399

Net cash provided by investing activities	-	-	-	-	-	-

Net cash used in financing activities	-	-	-	(29,920)	-	(29,920)

Effect of exchange rate fluctuation on cash	$-	$16	$(19)	$781	$(1,111)	$(333)

	Three Months Ended December 31, 2024
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(135,349)	$(38,553)	$(7)	$(479,132)	$2,034	$(651,007)
Intercompany receivables	-	(43,042)	-	(340,911)	383,953	-
Intercompany payables	159,349	34,202	-	192,559	(386,110)	-
Net cash provided by (used in) operating activities	-	1,308	(7)	44,686	(123)	45,864

Net cash (used in) provided by investing activities	-	-	-	(53,507)	42,437	(11,070)

Net cash provided by (used in) financing activities	-	-	-	153,487	(40,732)	112,755

Effect of exchange rate fluctuation on cash	$-	$(1,557)	$(3)	$(19,199)	$(1,583)	$(22,342)

The Company consolidated its VIE as of December 31, 2025 and September 30, 2025. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	December 31, 2025	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$31,500	$25,391
Trade receivables – third parties	14,555	-
Trade receivables – intercompany	2,507,100	2,732,021
Advance and prepayments	15,015	26,594
Other receivables – third parties	113,794	101,368
Inventory	2,640	6,086
Amount due from a related party	414,423	331,619
Total current assets	3,099,027	3,223,079

Noncurrent assets
Property and equipment, net	83,726	118,508
Investment in associate held for sale	11,018	19,595
Operating lease right-of-use assets	245,403	89,073
Finance lease right-of-use assets	63,060	111,931
Total noncurrent assets	403,207	339,107
Total assets	$3,502,234	$3,562,186

Liabilities
Current liabilities
Short-term borrowing	$97,525	$100,014
Trade payables	2,013,365	1,961,252
Other payables and accrual	1,683,675	1,561,206
Contract liabilities	335,141	294,618
Intercompany payables	64,296	154,451
Payroll payable	164,862	158,427
Tax payable	137,639	129,631
Amounts due to related parties	4,797,182	4,537,914
Operating lease obligations-current portion	150,289	52,017
Finance lease obligations-current portion	38,798	75,765
Total current liabilities	9,482,772	9,025,295

Noncurrent liabilities
Operating lease obligations-noncurrent portion	86,297	34,006
Total noncurrent liabilities	86,297	34,006

Total liabilities	9,569,069	9,059,301

Commitment and contingencies	-	-

Equity
Additional paid-in capital	621,184	621,184
Accumulated deficits	(6,562,117)	(6,344,410)
Accumulated other comprehensive income	(125,902)	226,111
Total stockholders’ equity	(6,066,835)	(5,497,115)
Non-controlling interests	-	-

Total equity	(6,066,835)	(5,497,115)

Total liabilities and equity	$3,502,234	$3,562,186

The operating results of the VIE were as follows:

	Three Months Ended December 31,
	2025	2024

Revenue, net	$174,824	$356,519
Cost of revenue	(113,863)	(55,458)
Gross profit	60,961	301,061

Operating expenses
General and administrative expenses	168,703	363,552
Intercompany selling expense	-	137,778
Selling expense	128,375	324,270
Total operating expenses	297,078	825,600

Loss from operations	(236,117)	(524,539)

Other income, net:
Interest income	71	10
Other income	27,149	45,397
Equity in net losses	(8,810)	-
Total other income, net	18,410	45,407

Loss before income taxes	(217,707)	(479,132)

Income tax expense	-	-

Net loss	(217,707)	(479,132)
Less: Net loss attributable to non-controlling interest	-	(5,529)
Net loss attributable to the VIE	$(217,707)	$(473,603)

The cash flows of the VIE were as follows:

	Three Months Ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(217,707)	$(479,133)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	18,940	32,774
Amortization of right-of-use assets	81,647	87,218
Equity in net losses	8,810	-
Gain on disposal of equipment	(27,464)	-

Changes in operating assets and liabilities
Advance and prepayments	11,895	119,310
Trade receivable - third parties	-	-
Trade receivable - intercompany	55,461	(123,715)
Other receivables - third parties	(10,458)	44,664
Other receivable-related parties	11,285	34,362
Other receivables - intercompany	231,253	(217,196)
Inventory	3,506	(3,090)
Trade payable - third parties	58,450	54,231
Trade payable - intercompany	(118,817)	168,588
Other payables and accrual - third parties	93,085	44,701
Other payables and accrual - intercompany	(236,103)	23,971
Deferred revenue	20,384	32,913
Payroll payable	3,534	39,171
Amounts due to related parties	175,169	234,899
Amounts due from related parties	(87,080)	-
Tax payable	5,598	(2,108)
Lease liabilities	(46,140)	(46,874)
Net cash provided by operating activities	35,248	44,686

Cash flows from investing activities
Disposal (purchase) of equipment	-	(38,811)
Acquisition of intangible assets	-	(77)
Disposal of an associate held for sale	-	27,818
Investment in subsidiary	-	(42,437)
Net cash used in investing activities	-	(53,507)

Cash flows from financing activities
Capital contribution	-	111,982
(Repayments to) proceeds from bank borrowings	(4,232)	99,033
Payment of finance lease liabilities	(25,688)	(57,528)
Net cash (used in) provided by financing activities	(29,920)	153,487

Effect of exchange rate changes on cash	781	(19,199)

Net change in cash and cash equivalents	6,109	125,467

Cash and cash equivalents, beginning balance	25,391	81,132

Cash and cash equivalents, ending balance	$31,500	$206,599

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	December 31,	September 30,
	2025	2025

Prepaid rent and building management and utilities	$1,956	$2,837
Prepaid supplies(1)	11,902	12,579
Prepaid professional services(2)	-	5,029
Advance to others	7,476	13,326
Total Advance and prepayments	$21,334	$33,771

(1)	The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding contract liabilities is recognized.

(2)	As of September 30, 2025, the ending balance of prepaid professional services included $5,029 of advertising and promotion fees for our PRC entities. The advertising and promotion fees were recognized in the Company’s consolidated statement of operations and comprehensive loss when the related services were performed.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	December 31,	September 30,
	2025	2025

Deposits(1)	$91,249	$81,865
Advance to employees	716	1,054
Advance to third-party company	643	211
Deductible value added tax	21,868	18,557
Total other receivables	$114,476	$101,687

(1)	Deposits represent payments made to lessors, vendors, or service providers.

NOTE 6 - INVENTORY

Inventory consisted of the following:

	December 31,	September 30,
	2025	2025

Trading goods	$2,640	$6,086
Total	$2,640	$6,086

No impairment of inventory recognized as of December 31, 2025 and September 30, 2025.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	September 30,
	2025	2025

Leasehold improvements	$132,113	$129,776
Furniture and fixtures	1,257	1,235
Computer equipment	210,453	251,483
Office equipment	1,506	1,479
Subtotal	345,329	383,973
Less: accumulated depreciation	(261,603)	(265,465)
Total property and equipment, net	$83,726	$118,508

Depreciation expense was $18,940 and $44,246 for the three months ended December 31, 2025 and 2024, respectively.

NOTE 8 - INTANGIBLE ASSETS

	December 31,	September 30,
	2025	2025

Trademarks	$3,835	$3,766
Subtotal	3,835	3,766
Less: accumulated amortization	(1,635)	(1,511)
Total intangible assets, net	$2,200	$2,255

The following table presents future amortization as of December 31, 2025:

Year ended December 31,2025	Amount
2026	$383
2027	383
2028	383
2029	383
2030 and thereafter	668
$2200

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. The amount of the Company’s trademarks - approximately $1,402, $1,090, $572, $37, $518, $86, and $130 - will expire in April 2031, July 2031, April 2032, September 2032, October 2032, March 2033, and August 2034, respectively.

Amortization expense was $95 and $93 for the three months ended December 31, 2025 and 2024, respectively.

NOTE 9 - TRADE AND OTHER PAYABLES

Trade and other payables included the following:

	December 31,	September 30,
	2025	2025

Accrued expenses to service agents(1)	$2,071,730	$2,039,877
Borrowings from service agents(2)	1,423,765	1,307,154
Borrowings from third parties(2)	67,305	67,748
Expense reimbursement payable	5,059	2,186
Deposit payable to suppliers	107,249	105,351
Others	122,974	120,079
Total trade and other payables	$3,798,082	$3,642,395

(1)	Accrued expenses to service agents mainly included trade payables to third party and other payables to service agents.

(2)	Borrowings from service agents and third parties are interest free and payable on demand.

NOTE 10 - CONTRACT LIABILITIES

	December 31,	September 30,
	2025	2025

Advance payments from customers	$335,141	$294,618
Total contract liabilities	$335,141	$294,618

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due from related parties

Amounts due from related parties mainly represent customer payments for sales collected and processed by a third-party service provider on behalf of the Company and monies advanced to officers or employees for daily operating expenses that are anticipated to be incurred by our officers and employees on behalf of the Company. The advances are required to be repaid in cash within a year.

Amounts due from related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	December 31, 2025	September 30, 2025
King Eagle (Hangzhou) Health Technology Co., Ltd	40% held by King Eagle (Tianjin)	Advanced for operating expenses	$85,799	$84,282
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Account receivable	328,624	247,337
Total			$414,423	$331,619

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

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	December 31, 2025	September 30, 2025
Ms. Chengyuan Li	A prior shareholder of King Eagle (Tianjin); a director of the Company; beneficial owner of shares of the Company through her control of Beijing Paiyue Technology Co., LTD, which controls Kun Peng TJ Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,695,657	$2,647,984
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	257,397	252,845
Mr. Richun Zhuang	Chief Executive Officer and a director of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirements	456,871	424,108
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin), CFO of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirements	42,898	-
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,431	2,388
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,861	3,793
Mr. Jianxin Niu	Legal representative and the director of Chongbao (Beijing) Auction Co., Ltd.	Operational support to King Eagle (Tianjin) to meet its working capital requirements	34,520	34,097
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges	850,640	828,644
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a director of the Company	Payments of agency service charges	176,441	165,959
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Payments of service charges	276,466	178,096
Total			$4,797,182	$4,537,914

Related parties transactions

Name of related party	Relationship	Nature of transactions	December 31, 2025	December 31, 2024
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Selling expense — service agents	29,555	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Selling expense — service agents	4,058	56,063
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a director of the Company	General administration expenses —rental expense	14,665	14,460
Total			$48,278	$70,523

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

The Company’s board of directors approved and declared a 10:1 forward split of its common stock on September 6, 2022. As a result of the stock split, holders of pre-split shares of common stock received post-split shares of common stock at a ratio of ten (10) shares of post-split common stock for every one (1) share of pre-split common stock. The stock split had a record date of September 16, 2022 and an effective date of October 18, 2022. No fractional shares were issuable as a result of the forward stock split. After the forward stock split, the Company has 400,000,000 issued and outstanding shares of common stock. The par value of the common stock remained unchanged at 0.0001 per share after the stock split.

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001, as of December 31, 2025 and September 30, 2025. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of December 31, 2025 and September 30, 2025.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of December 31, 2025 and September 30, 2025, respectively. The issued and outstanding shares of common stock were 400,000,000 as of December 31, 2025 and September 30, 2025.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of December 31, 2025, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,405,806, $2,804,227 and $1,010, respectively. As of September 30, 2025, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative net assets in the amount of $1,391,662, $2,605,498 and $958, respectively. Accordingly, the Company did not accrue statutory reserve funds as of December 31, 2025 and September 30, 2025.

NOTE 13- REVENUE

Revenue:

The following tables present disaggregated revenues for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024

Retail product sales	$133,109	$78,457
Equipment-based service revenue	41,715	278,062
Total	$174,824	$356,519

	Three Months Ended December 31,
	2025	2024

Performance obligations satisfied at a point in time	$133,109	$78,457
Performance obligations satisfied over time	41,715	278,062
Total	$174,824	$356,519

Cost of revenue:

We disaggregated our cost of revenue for the three months ended December 31, 2025 and 2024 as follows:

	Three Months Ended December 31,
	2025	2024

Retail product sales	$52,493	$12,087
Equipment-based service revenue	61,370	43,596
Total	$113,863	$55,683

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the three months ended December 31, 2025 and 2024.

British Virgin Islands

KP International Holding is a holding company organized as an International Business Company under the laws of the British Virgin Islands (“BVI”), and its principal operating subsidiaries are organized under the laws of Hong Kong and the laws of the PRC. KP International Holding and its subsidiaries are not subject to income taxes in the BVI.

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

KP (Hong Kong) did not earn any income that was derived in Hong Kong for the three months ended December 31, 2025 and 2024, and, therefore, KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

Three Months Ended December 31,
	2025	2024
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Three Months Ended December 31,
	2025	2024
Loss before income tax expense	$(265,577)	$(651,007)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.1%	3.2%
Tax effect of non-deductible expenses	(1.2)%	(0.1)%
Tax-exempt income	1.2%	-
Change in valuation allowance	(24.1)%	(24.1)
Effective tax rate	0.0%	0.0%

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

As of December 31, 2025 and September 30, 2025, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 15 - RIGHT-OF-USE ASSETS AND LEASE

The Company has operating leases for its office facilities, automobiles and finance lease for equipment for revenue service. The Company classified the equipment for revenue service as finance lease as the lessor will transfer the ownership of equipment for revenue service to the Company by the end of the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognized lease expense on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognized the finance leases, right-of-use assets, and interest on an amortized cost basis.

The following table provides a summary of leases as of December 31, 2025 and September 30, 2025:

Assets/liabilities	Classification	December 31, 2025	September 30, 2025
Assets
Operating lease right-of-use assets	Operating lease assets	$245,403	$89,073
Finance lease right-of-use assets	Finance lease assets	63,060	111,931
Total lease assets		$308,463	$201,004

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$150,289	$52,017
Finance lease liability - current	Current finance lease liabilities	38,798	75,765
		189,087	127,782
Long-term
Operating lease liability – net of current portion	Long-term finance lease liabilities	$86,297	$34,006
Finance lease liability – net of current portion	Long-term operating lease liabilities	-	-

Total lease liabilities		$275,384	$161,788

The operating lease expense for the three months ended December 31, 2025 and 2024 was as follows:

		Three Months Ended December 31,
Lease cost	Classification	2025	2024
Operating lease cost
Lease expenses – short-term	General and administrative	$-	$9,299
Lease expenses	General and administrative	30,729	82,297
Finance lease cost
Amortization of leased asset	Cost of sales	50,198	47,300
Interest on lease liabilities	Other expense - other	720	2,902
Total lease cost		$81,647	$141,798

Maturities of operating lease and finance lease liabilities as of December 31, 2025 were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2026	$155,940	$39,061
2027	87,222	-
Thereafter	-	-
Total lease payments	243,162	39,061
Less: Interest	(6,576)	(263)
Present value of lease payments	$236,586	$38,798

Maturities of operating lease and finance lease liabilities as of September 30, 2025, were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2026	$58,997	$76,739
2027	29,499	-
Thereafter	-	-
Total lease payments	88,496	76,739
Less: Interest	(2,473)	(974)
Present value of lease payments	$86,023	$75,765

Supplemental information related to operating leases and finance leases was as follows:

	Three Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$76,699	$146,129
Weighted average remaining operating lease term	1.65 year	1.11 year
Weighted average remaining finance lease term	0.31 year	1.31 year
Weighted average discount rate for operating lease	3.53%	4.64%
Weighted average discount rate for finance lease	4.75%	4.75%

Amortization expense was $81,647 and $127,435 for the three months ended December 31, 2025 and 2024, respectively.

NOTE 16 - SHORT-TERM BORROWING

	Loan period	Interest rate	December 31, 2025	September 30, 2025
China Construction Bank Co., LTD. Beijing Mentougou Branch	December 19, 2024 to December 19, 2026	3.86%	$97,525	$100,014
Short-term borrowing			$97,525	$100,014

The loans were guaranteed by a shareholder, with interest rate of 3.86%.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of December 31, 2025 and September 30, 2025, we had purchase and service commitments in an amount of nil and $24,461, respectively.

NOTE 18 - SUBSEQUENT EVENT

On January 20, 2026, our Board of Directors and the holders of approximately 85.4% of our issued and outstanding shares of Common Stock as of such date executed written consents approving a one for ten (1-for-10) reverse split of our outstanding shares of Common Stock and the related amendment to the Company’s certificate of incorporation (the “Reverse Split”).

On February 3, 2026, King Eagle (Tianjin) transfered 100% of the outstanding shares of Kun Yu (Hainan) to Beijing Paiyue Technology Co., LTD. Kun Yu (Hainan) is no longer a subsidiary.

As of December 31, 2025, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On January 20, 2026, our Board of Directors and the holders of approximately 85.4% of our issued and outstanding shares of Common Stock as of such date executed written consents approving a one for ten (1-for-10) reverse split of our outstanding shares of Common Stock and the related amendment to the Company’s certificate of incorporation (the “Reverse Split”).

The Reverse Split will result in (i) the reduction of our total issued and outstanding shares of Common Stock from 400,000,000 shares, with a par value of $0.0001 each, to 40,000,000 shares, with a par value of $0.001 each; and (ii) the reduction of our authorized shares of Common Stock from 1,000,000,000 shares to 100,000,000 shares.

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

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fulfill customer orders through our outsourced networks. As of December 31, 2025, King Eagle Mall had approximately 15,863 members.

We also operate customer service centers with whom our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented an online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). Kun Zhi Jian and Kun Zhi Jian Mini Program are designed to enable health-related products to be sold by us and by third parties. We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health condition, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of December 31, 2025, our online platform had approximately 9,198 members.

Contractual Arrangements

While we do not have any equity interest in our consolidated affiliated entities, King Eagle (Tianjin) and its subsidiaries, we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses, or permits necessary for our business in China. We believe that under the variable interest equity (“VIE”) Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise, or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations, and rules, on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard.

On May 15, 2021, King Eagle (China) and the shareholders of King Eagle (Tianjin) entered into a series of contractual agreements for King Eagle (Tianjin) to qualify as a variable interest entity or VIE (the “VIE Agreements”). On June 10, 2025, King Eagle (China) Co., Ltd. (“King Eagle China”), King Eagle (Tianjin) Technology Co., Ltd. (“King Eagle Tianjin”), and the shareholders of King Eagle Tianjin (the “Original Shareholders”) entered into an agreement (the “Termination Agreement”) to terminate certain previous agreements consisting of a Business Operation Agreement, a Proxy Agreement, an Equity Disposal Agreement, and an Equity Pledge Agreement (the “Original VIE Agreements”). The Original VIE Agreements, along with an Exclusive Consultation and Service Agreement, which was amended on March 1, 2024, established King Eagle (Tianjin) as a variable interest entity and allowed King Eagle China to control and receive the economic benefits of King Eagle Tianjin’s business operations. The Original VIE Agreements were terminated due to the transfers by one of the Original Shareholders of his equity interests in King Eagle Tianjin.

On June 10, 2025, King Eagle China, King Eagle (Tianjin), and the shareholders of King Eagle (Tianjin), including the transferees of the Original Shareholder who transferred his equity interests, entered into new VIE Agreements (the “New VIE Agreements”) consisting of a Business Operation Agreement, an Agency Agreement, an Equity Disposal Agreement, and an Equity Pledge Agreement. The originally executed Exclusive Consultation and Service Agreement, as amended, remains in effect. The New VIE Agreements, along with the Exclusive Consultation and Service Agreement, continue King Eagle Tianjin’s status as a variable interest entity and allow King Eagle China to control and receive the economic benefits of King Eagle Tianjin’s business operations.

For more information regarding these contractual arrangements, see Note 3 - Variable Interest Entities - “VIE” Agreements. The Termination Agreement and the New VIE Agreements are referenced in the Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 3, 2025 and may be viewed in their entirety as Exhibits 99.1 through 99.5.

Recent Regulatory Developments in China

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of King Eagle (Tianjin) were required to register with SAFE when they established offshore vehicles to hold their KPIL shares. Such SAFE registration was effected on May 14, 2021. These shareholders of King Eagle (Tianjin) were also required to register their equity pledge arrangement by the Equity Pledge Agreement with King Eagle (China). However, the Company faces uncertainty with respect to future actions by the PRC government that could significantly affect King Eagle (Tianjin)’s financial performance and the enforceability of the VIE Agreements.

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

As of the date of this Quarterly Report, there have been no distributions or dividends by any of our direct or indirect subsidiaries to the Company. The Company has not declared any dividends or made any distributions to its shareholders, and we do not anticipate declaring a dividend in the foreseeable future. No assets other than cash are transferred within our organization. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the three months ended December 31, 2025 included in this report.

Financial Operations Overview

Results of operations for the three months ended December 31, 2025 and 2024

	Three Months Ended December 31,
	2025		2024
	Amount	% of revenue	Amount	% of revenue

Revenues	$174,824	100%	$356,519	100.0%
Cost of revenues	113,863	65.1	55,683	15.6
Gross profit	60,961	34.9	300,836	84.4
Operating expenses:
General and administrative expenses	228,564	130.7	652,433	183.0
Selling expense	129,310	74.0	346,489	97.2
Total operating expenses	357,874	204.7	998,922	280.2
Loss from operations	(296,913)	(169.8)	(698,086)	(195.8)
Other income	31,336	17.9	47,079	13.2
Loss before income taxes	(265,577)	(151.9)	(651,007)	(182.6)
Income tax expense	-		-	-
Net loss	$(265,577)	(151.9)%	$(651,007)	(182.6)%

Revenues

For the three months ended December 31, 2025 and 2024, revenues amounted to $174,824 and $356,519, respectively.

The following tables present disaggregated revenues for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024

Retail product sales	$133,109	$78,457
Equipment-based service revenue	41,715	278,062
Total	$174,824	$356,519

	Three Months Ended December 31,
	2025	2024

Performance obligations satisfied at a point in time	$133,109	$78,457
Performance obligations satisfied over time	41,715	278,062
Total	$174,824	$356,519

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

We generated $181,695 or 51.0%, lower revenue for the three month period ended December 31, 2025 compared to the same period in 2024 due to a substantially sharp decrease in equipment-based services. Our equipment-based service revenue decreased by $236,347, or 85%, as compared to the three months ended December 31, 2024 as a result of economic uncertainty and a downward trend in consumption. However, retail product sales increased $54,652, or 69.7%, as compared to the three months ended December 31, 2024 as a result of the Company’s renewed focus on retail operations, following substantial investment in new businesses that diverted resources in 2024.

Cost of revenue

Our cost of revenue for the three months ended December 31, 2025 was $113,863, a $58,180, or 104.5%, increase over our cost of revenue for the three month period ended December 31, 2024 of $55,683. Our cost of revenue primarily consisted of the purchase of consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. We made our retail product sales through our King Eagle Mall, Kun Zhi Jian and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

We disaggregated our cost of revenue for the three months ended December 31, 2025 and 2024 as follows:

	Three Months Ended December 31,
	2025	2024

Retail product sales	$52,493	$12,087
Equipment-based service	61,370	43,596
Total	$113,863	$55,683

Gross profit

	Three Months Ended December 31,
	2025		2024

Retail product sales	$80,616	60.6%	66,370	84.6%
Equipment-based services	(19,655)	(47.1)	234,466	84.3
Total	$60,961	34.9%	300,836	84.4%

For the three months ended December 31, 2025 and 2024, our overall gross profit and margin was $60,961, or 34.9%, and $300,836, or 84.4%, respectively.

The decrease in our gross profit and margin for our retail business for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 was primarily due to market instability and weakened consumer confidence. The gross profit for our equipment-based services for the three months ended December 31, 2025 were negative $19,655, mainly due to the Company’s strategic transformation, which led to a corresponding drop in the financial performance of the business.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the three months ended December 31, 2025 and 2024, our total operating expenses were $357,874 and $998,922, respectively. The decrease in operating expenses for the three months ended December 31, 2025 compared to the same period in 2024 was primarily due to a decrease of $423,869 in general and administrative expenses and a decrease of $217,179 in selling expenses.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2025 and 2024 were $228,564 and $652,433, respectively. Our general and administrative expenses for the three months ended December 31, 2025 and 2024 were comprised of the following:

	Three Months Ended December 31,
	2025	2024
Employee compensation and benefits	$107,068	213,023
Office rent and building management	18,798	98,607
Office supplies and meeting	8,378	4,072
Professional service fees	68,009	279,395
Travel, transportation, and gasoline	19,756	10,184
Meals and entertainment	1,713	11,930
Depreciation and amortization	95	22,850
Others	4,747	12,372
Total	$228,564	652,433

The decrease in general and administrative expenses during the three months ended December 31, 2025 by $423,869, or 65.0%, was chiefly due to a decrease in professional service fees of $211,386, a decrease in employee compensation and benefits of $105,955, and a decrease in office rent and building management of $79,809. These expenses declined as a result of our having three fewer subsidiaries in the three-month period ended December 31, 2025 than in the same period in 2024.

Selling expense

Selling expenses for the three months ended December 31, 2025 and 2024 were $129,310 and $346,489, respectively. Our selling expenses for the three months ended December 31, 2025 and 2024 were comprised of the following:

	Three Months Ended December 31,
	2025	2024
Service agents	$44,405	161,184
Employee compensation and benefits	44,657	74,949
Equipment rental	-	54,950
Office supplies and meetings	2,597	23,125
Travel, transportation, and gasoline	11,692	5,543
Meals and entertainment	3,057	1,505
Depreciation and amortization	13,590	17,255
Advertising	9,312	7,978
Total	$129,310	346,489

The $217,179 decrease was primarily due to decreases in service agent costs of $116,779, employee compensation and benefits of $30,292, equipment rental of $54,950, and office supplies of $20,528. Service agent costs, employee compensation and benefits, and expenses for office supplies and meetings declined as a result of our having fewer subsidiaries during the period ended December 31, 2025. Equipment rental was recognized as a cost of revenue instead of a selling expense during the period ended December 31, 2025.

Other income, net

Other income primarily included bank interest income, investment income from cooperative enterprise, and others. Our other income for the three months ended December 31, 2025 and 2024 was $31,336 and $47,079, respectively. We recognized a $27,464 gain on the return of equipment and $8,810 equity in net losses for the three month period ended December 31, 2025. We recognized a $36,525 gain on write-offs of long-term payables and a $14,486 gain on the disposal of an associated company for the three-month period ended December 31, 2024.

Income tax expense

For both of the three month periods ended December 31, 2025 and 2024, the income tax expense of the Company was nil. Due to the net loss before income tax for the three month periods ended December 31, 2025 and 2024, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carryforwards, as management believed it is more likely than not that the Company will not realize its net operating loss carryforwards in the near future or before they expire.

Net loss

As a result of the factors discussed above, for the three months ended December 31, 2025 and 2024, our net loss amounted to $265,577 and $651,007, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $150,915 for the three months ended December 31, 2025 and a foreign currency translation gain of $281,895 for the three months ended December 31, 2024. This non-cash loss had the effect of decreasing our reported comprehensive loss for the three months ended December 31, 2025.

Comprehensive loss

We recognized a comprehensive loss of $416,492 for the three months ended December 31, 2025 compared to a comprehensive loss of $369,112 for the same period in 2024.

Liquidity and capital resources

As of December 31, 2025 and September 30, 2025, we had a cash and cash equivalents balance of $32,430 and $26,284, respectively.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	Three Months Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$36,399	$45,864
Net cash used in investing activities	-	(11,070)
Net cash (used in) provided by financing activities	(29,920)	112,755
Effect of exchange rate on cash	(333)	(22,342)
Net change in cash and cash equivalents	6,146	125,207
Cash and cash equivalents at beginning of period	26,284	82,184
Cash and cash equivalents at end of period	$32,430	$207,391

For the three months ended December 31, 2025, net cash provided by operating activities totaled $36,399. Operating cash inflow was mainly attributable to increases in amounts due to related parties of $174,957, trade payables of $62,619, and other payables and accrual of $69,163, offset by our net loss of $265,577.

For the three months ended December 31, 2024, net cash provided by operating activities totaled $45,864. Operating cash inflow was mainly attributable to an increase in amounts due to related parties of $248,808, amortization of right-of-use assets of $127,435, advance and prepayments of $125,707, other receivables from third parties of $79,040, and trade and other payables of $78,095, offset by a net loss of $651,007 and a decrease in operating lease liabilities of $88,601.

Net cash used in investing activities was nil for the three month period ended December 31, 2025.

Net cash used in investing activities totaled $11,070 and was related to the purchase of property, plant and equipment of $38,811 and the purchase of an intangible asset of $77, offset by the disposal of an associated company of $27,818 during the three months ended December 31, 2024.

Net cash used in financing activities totaled $29,920 and was related to the payment of finance lease liabilities of $25,688 and the repayment of bank borrowings of $4,232 during the three month period ended December 31, 2025.

Net cash provided by financing activities totaled $112,755 and was related to a capital contribution of $71,250 and proceeds from bank borrowings of $99,033, offset by the payment of finance lease liabilities of $57,528 during the three months ended December 31, 2024.

The effect of exchange rate change on cash totaled $333 for the three month period ended December 31, 2025 and $22,342 for the same period in 2024. The resulting change in cash for the period was an increase of $6,146 and $125,207 for the three month periods ended December 31, 2025 and 2024.

The following table sets forth a summary of changes in our working capital as of December 31, 2025 and September 30, 2024:

	December 31,	September 30,
	2025	2025

Current Assets	$599,858	$499,447
Current Liabilities	9,523,301	8,994,644
	$(8,923,443)	$(8,495,197)

We require cash of approximately $8.6 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of December 31, 2025 and September 30, 2025, we had received customer advances in the amount of approximately $0.3 million and $0.3 million, respectively. We anticipate that the majority of the revenue will be recognized in fiscal year 2026. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant commercial laws or regulations.

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

Going Concern Consideration

The financial statements included in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the three months ended December 31, 2025, the Company incurred a substantial accumulated deficit of $9,303,561, a net loss of $265,577 and had negative working capital of $8,923,443. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company keeps monitoring its operational activities with a view to enhancing its financial liquidity. Measures under evaluation include, but are not limited to, boosting sales via the Company’s online channels, cutting operating expenses, obtaining financial advances from the Company’s shareholders and directors, as well as securing financing through share issuances and bank borrowings. The Company has been concentrating on growing its revenue via its online platform and reducing its operational expenses. For instance, it has sought out new revenue sources and lowered its service agent fees. To maintain its status as a going concern over the next 12 months, the Company will keep exploring additional revenue channels, making use of its healthcare expertise and technology in cooperation with local healthcare service providers, marketing and distributing preventive healthcare dietary supplements and related products, and providing healthcare equipment–related services at the Kun Zhi Jian Customer Service Center. Nevertheless, the Company provides no guarantee that it will achieve higher revenue, successfully execute its business strategies, or obtain financing on commercially reasonable terms, if such financing is available at all. The financial statements do not contain any adjustments that would reflect the potential future impact on the recoverability and classification of assets or the amounts and classification of liabilities that might arise if the Company is unable to continue as a going concern. The directors plan to continue supporting the Group by providing sufficient financial support to allow the Group to sustain its business operations in the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2025:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$150,289	$86,297	$-	$-	$236,586
Finance lease obligations	38,798	-	-	-	38,798
Short-term borrowing	97,525	-	-	-	97,525

Total contractual obligations	$286,612	$86,297	$-	$-	$372,909

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements in the Company’s Form 10-K for the fiscal year ended September 30, 2025 previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements in the Company’s Form 10-K for the fiscal year ended September 30, 2025 previously filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to respond to this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended December 31, 2025, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2025 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Changes in our Certifying Accountant.

Resignation of Previous Independent Registered Public Accounting Firm

On December 31, 2025, we received the resignation of J&S Associate PTL (“J&S”) as the Company’s independent registered public accounting firm. The resignation of J&S was accepted and approved by our Board of Directors (“Board of Directors”) on January 1, 2026.

J&S’s audit reports on the Company’s financial statements as of and for the fiscal years ended September 30, 2025 and 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal years ended September 30, 2025 and 2024 contained an uncertainty about the Company’s ability to continue as a going concern.

During our most recent fiscal year ended September 30, 2025 and through the date of this report, we have had no disagreements with J&S on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J&S, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such period.

During our most recent fiscal year ended September 30, 2025 and through the date of this report, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission (the “SEC”).

We provided J&S with a copy of the above disclosure before the related report was made with the SEC. We requested that J&S provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from J&S stating that it agrees with the above statements. A copy of such letter, dated January 5, 2026 is filed as Exhibit 16 to the Current Report filed with the Securities and Exchange Commission on January 6, 2026.

Appointment of New Independent Registered Public Accounting Firm

We have engaged GGF CPA Ltd. (“GGF”) as our new independent registered public accounting firm.

During the two most recent fiscal years and through the date of its engagement, we did not consult with GGF regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). In approving the selection of GGF as the Company’s new independent registered public accounting firm, our Board of Directors considered all relevant factors, including the fact that GGF is registered with the Public Company Accounting Oversight Board (the “PCAOB”).

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

KUN PENG INTERNATIONAL LTD

Date: February 13, 2026	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: February 13, 2026	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

