Form 10-Q
period 2026-03-31
Kun Peng International Ltd.
filed 2026-05-20
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 19, 2026, the registrant had 400,000,000 shares of Common Stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		March 31,	September 30,
	Note	2026	2025
Assets
Current assets
Cash and cash equivalents		$19,768	$26,284
Trade receivables		14,756	-
Advance and prepayments	4	25,087	33,771
Other receivables	5	57,135	101,687
Inventory	6	40,077	6,086
Amount due from related parties	11	184,269	331,619
Total current assets		341,092	499,447

Noncurrent assets
Property and equipment, net	7	38,274	118,508
Intangible assets, net	8	2,133	2,255
Operating lease right-of-use assets	15	216,500	89,073
Finance lease right-of-use assets	15	12,281	111,931
Investment in associate held for sale		-	19,595
Total noncurrent assets		269,188	341,362
		-
Total assets		$610,280	$840,809

Liabilities
Current liabilities
Short-term borrowing	16	98,869	100,014
Trade and other payables	9	3,761,987	3,642,395
Contract liabilities	10	476,488	294,618
Payroll payable		147,983	162,534
Tax payable		127,193	129,387
Amounts due to related parties	11	4,907,835	4,537,914
Operating lease obligations, current portion	15	159,801	52,017
Finance lease obligations, current portion	15	-	75,765
Total current liabilities		9,680,156	8,994,644

Noncurrent liabilities
Operating lease obligations, net of current portion	15	48,548	34,006
Total noncurrent liabilities		48,548	34,006

Total liabilities		$9,728,704	$9,028,650

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and September 30, 2025	12	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 400,000,000 shares issued and outstanding as of March 31, 2026 and September 30, 2025	12	40,000	40,000
Additional paid-in capital	12	524,942	524,942
Accumulated deficits		(9,697,116)	(9,037,984)
Accumulated other comprehensive income		13,750	285,201
Total stockholders’ equity		(9,118,424)	(8,187,841)
Non-controlling interests		-	-
Total equity		(9,118,424)	(8,187,841)

Total liabilities and equity		$610,280	$840,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three Months Ended March 31,		Six Months Ended March 31,
	Note	2026	2025	2026	2025

Revenue, net	13	$22,452	$609,285	$197,276	$965,804
Cost of revenue		(80,691)	(98,605)	(194,554)	(154,288)
Gross profit		(58,239)	510,680	2,722	811,516

Operating expenses
General and administrative expenses		214,801	312,614	443,365	965,047
Selling expense		115,055	512,908	244,365	859,397
Total operating expenses		329,856	825,522	687,730	1,824,444

Loss from operations		(388,095)	(314,842)	(685,008)	(1,012,928)

Other income (expenses):
Interest income		4	12	75	22
Other (expenses) income		5,637	(4,182)	45,712	42,887
Equity in net losses		(11,101)	-	(19,911)	-
Share of loss from investment in associate		-	(21,444)	-	(21,444)
Gain from investment		-	147,579	-	147,579
Total other income (expenses), net		(5,460)	121,965	25,876	169,044

Loss before income taxes		(393,555)	(192,877)	(659,132)	(843,884)

Income tax expense	11	-	-	-	-

Net loss		(393,555)	(192,877)	(659,132)	(843,884)
Less: Net loss attributable to non-controlling interest		-	-	-	(5,529)
Net loss attributable to Kun Peng International Ltd		(393,555)	(192,877)	(659,132)	(838,355)
Foreign currency translation adjustment		(120,536)	(41,427)	(271,451)	240,468
Comprehensive loss		(514,091)	(234,304)	(930,583)	(603,416)
Less: Comprehensive loss attributable to non-controlling interest		-	(54)	-	(5,349)
Comprehensive loss attributable to Kun Peng International Ltd		$(514,091)	$(234,250)	$(930,583)	$(598,067)

Net loss per share attributable to common stockholders
Basic and diluted		$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares used to compute net loss per share attributable to common stockholders		400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	deficits	income	equity	interest	equity
Balance, September 30, 2025	400,000,000	$40,000	$524,942	$(9,037,984)	$285,201	$(8,187,841)	$-	$(8,187,841)

Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(659,132)	-	(659,132)	-	(659,132)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(271,451)	(271,451)	-	(271,451)
Balance, March 31, 2026	400,000,000	$40,000	$524,942	$(9,697,116)	$13,750	$(9,118,424)	$-	$(9,118,424)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares	Amount	capital	Deficits	income	equity	interest	equity
Balance, September 30, 2024	400,000,000	$40,000	$349,356	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)
Capital contribution	-	-	(70,522)	-	-	(70,522)	-	(70,522)
Net loss attributable to common stockholders	-	-	-	(838,355)	-	(838,355)	-	(838,355)
Disposal of a subsidiary	-	-	-	-	-	-	9,191	9,191
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(5,529)	(5,529)
Foreign currency translation adjustment	-	-	-	-	240,288	240,288	180	240,468
Balance, March 31, 2025	400,000,000	$40,000	$278,834	$(8,612,955)	$440,656	$(7,853,465)	$-	$(7,853,465)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(659,132)	$(843,884)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	33,467	88,625
Amortization of right-of-use assets	177,265	235,413
Share of profit from investment in associate	-	21,444
Equity in net losses	19,911
Gain on disposal of equipment	(27,789)	(147,579)
Loss on disposal of equipment	31,777	-

Changes in operating assets and liabilities
Advance and prepayments	9,614	140,820
Other receivables	4,576	83,790
Inventory	(33,275)	1,116
Trade payables	(52,778)	1,828,116
Other payables and accrual	97,396	1,234,126
Deferred revenue	(58,857)	(67,624)
Payroll payable	(19,453)	16,003
Amounts due to related parties	435,171	(2,458,960)
Tax payable	(6,240)	(158)
Operating lease liabilities	(73,712)	(134,958)
Amounts due from related parties	155,538	-
Net cash provided by (used in) operating activities	33,479	(3,710)

Cash flows from investing activities
Acquisition of intangible assets	-	(38,590)
Net cash used in investing activities	-	(38,590)

Cash flows from financing activities
(Repayments to) proceeds from bank borrowings	(4,282)	98,467
Payment of finance lease liabilities	(35,585)	(107,201)
Net cash used in financing activities	(39,867)	(8,734)

Effect of exchange rate changes on cash	(128)	(3,771)

Net change in cash and cash equivalents	(6,516)	(54,805)

Cash and cash equivalents, beginning balance	26,284	82,184

Cash and cash equivalents, ending balance	$19,768	27,379

Supplementary cash flows information:
Cash paid for interest	$1,926	-
Cash paid for income tax	$-	-

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$193,618	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

● 400,000,000 shares issued and outstanding as of March 31, 2026

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of March 31, 2026

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

King Eagle (Tianjin) Technology Co., Ltd.

● a limited liability company incorporated in the People’s Republic of China

● Incorporated on September 2, 2020

● Became a variable interest entity (VIE) of King Eagle (China) Co., Ltd on May 15, 2021 and of Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd. on March 3, 2023

Owned by multiple individuals: Yuanyuan Zhang

(approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.52%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6%), and Hui Teng ( approximately 5%)

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023 ● Fully acquired on July 19, 2024 ● Deregistered on August 28, 2025	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023 ● Deregistered on August 28, 2025	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Commenced its operations in February 2024 and focuses on promoting and selling health screening devices

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in late 2026, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 7, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

King Eagle (Hangzhou) Health Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on July 18, 2024	40% (95% until January 17, 2025) owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in August 2024

Kun Yu (Hainan) Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on August 20, 2025	formerly 100% owned by King Eagle (Tianjin) Technology Co., Ltd. On February 3, 2026 Kun Yu was transferred.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in February 2026

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

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021, with a registered capital of approximately $0.7 million (RMB 5 million). It is wholly owned by KP (Hong Kong). On November 1, 2022, KP (China) entered into ownership transfer agreements with Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd. The agreements provided that KP (China) would transfer 49% and 51% of its ownership in King Eagle (China) to Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd., respectively. The ownership transfer was completed on March 3, 2023. (“KP Tian Yu”) became a WFOE beginning March 3, 2023.

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

Kun Yu (Hainan) Technology Co., Ltd

Kun Yu (Hainan) Technology Co., Ltd (“Kun Yu”) was established on August 20, 2025 under the laws of the People’s Republic of China with a registered capital of approximately $0.14 million (RMB 1 million). The entity is located in Hainan province, PRC. It was formerly 100% owned by King Eagle (Tianjin) Technology Co., Ltd. On February 3, 2026 Kun Yu was transferred..

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the quarters ended March 31, 2026 and 2025 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the six months ended March 31, 2026, the Company incurred a substantial accumulated deficit of $9,697,116, a net loss of $659,132, and negative working capital of $9,339,064. For the year ended September 30, 2025, the Company incurred a substantial accumulated deficit of $9,037,984, a net loss of $1,268,913, and negative working capital of $8,495,197. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Translation adjustments included in accumulated other comprehensive income amounted to $13,750 and $285,201 as of March 31, 2026 and September 30, 2025, respectively.

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of March 31, 2026 (Closing Rate)
United States dollar ($1)	7.8400	6.8980

For the six months ended March 31, 2026 (Average Rate)
United States dollar ($1)	7.7954	7.0061

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2025 (Closing Rate)
United States dollar ($1)	7.7809	7.1190

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the six months period ended March 31, 2025 (Average Rate)
United States dollar ($1)	7.7771	7.2308

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of March 31, 2026 and September 30, 2025, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and that we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards and detection kits. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of March 31, 2026, there was no inventory located at third-party warehouses. The Company has not recorded impairment of inventory as of March 31, 2026 and September 30, 2025.

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

Intangible Assets

Intangible assets represent the licensing cost for trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over their estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of March 31, 2026 and September 30, 2025.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2026 and September 30, 2025, management determined that there was no impairment.

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

As of March 31, 2026 and September 30, 2025, the investments in associate held for sale at equity of the Company were $0 and $19,595, respectively.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the quarters ended March 31, 2026 and 2025 was comprised of foreign currency translation adjustments.

Accounts receivables and allowance for doubtful accounts

Accounts receivable, including other receivables is presented net of allowance for doubtful accounts. Our other receivable consists mainly of deposits and advances. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no allowance for expected credit loss as of March 31, 2026 and September 30, 2025.

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

General and Administrative Expenses

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on our balance sheet or presenting it as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the quarters ended March 31, 2026 and 2025.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the six months ended March 31, 2026 and 2025 were $244,365 and $859,397, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the six months ended March 31, 2026 and 2025, we recorded marketing and promotional service fees to our service agents in an amount of $70,730 and $495,001 respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of domestic cash and cash equivalents, other monetary assets, trade receivables, and other receivables. As of March 31, 2026 and September 30, 2025, $91,659 (RMB632,264) and $127,971 (RMB911,026), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. For the six months ended March 31, 2026, the Company incurred a net loss of $659,132, and had negative working capital of $9,339,064. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Concentration of customers and vendors

For the six months ended March 31, 2026 and 2025, there were no major customers that individually represent greater than 10% of the Company’s total revenues.

For the six months ended March 31, 2026, there were no major vendors that individually represent greater than 10% of the Company’s total cost of revenues.

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

King Eagle (Tianjin) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). As of March 31, 2026, it is owned by the following individuals: Yuanyuan Zhang (approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.52%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6.00%), and Hui Teng (approximately 5.00%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited.

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

As of the date of this Quarterly Report, King Eagle (Tianjin) has four wholly-owned subsidiaries and one 40% owned subsidiary. The wholly-owned subsidiaries are King Eagle (Beijing) Technology Co., Ltd, established in the PRC by King Eagle (Tianjin) on December 1, 2022, Kun Zhi Jian (Shandong) Health Management Co., Ltd, established in the PRC by King Eagle (Tianjin) on January 30, 2024, Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd., established in the PRC by King Eagle (Tianjin) on February 1, 2024, and Kun Pin Hui (Shandong) Trading Co., Ltd., established in the PRC on November 23, 2023 and acquired by King Eagle (Tianjin) on April 7, 2024. As of the date of this Quarterly Report, King Eagle (Tianjin) also owns 40% of the outstanding shares of King Eagle (Hangzhou), incorporated on July 18, 2024. (King Eagle (Tianjin) previously owned 95% of King Eagle (Hangzhou)’s outstanding shares and disposed of 55% during the fiscal year ended September 30, 2025.) King Eagle (Tianjin) is the controlling shareholder of King Eagle (Hangzhou) under the company laws of the PRC. The binding rights over the VIE’s subsidiaries in the contractual arrangements between King Eagle (China) and King Eagle (Tianjin) are implicit and indirect and the company laws and regulations in the PRC governing the business operations of the VIE’s subsidiaries are uncertain.

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

VIE Financial Information

Set forth below is the condensed consolidated balance sheet information as of March 31, 2026 and September 30, 2025, and the condensed consolidated statements of operations and cash flows for the six month periods ended March 31, 2026 and 2025, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin), King Eagle (Beijing), Kun Zhi Jian (Shandong), Chengdu Wenjiang Kun Pin Hui (Shandong) and Kun Yu.

Condensed Consolidated Balance Sheet

As of March 31, 2026

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries		Consolidated
Cash and cash equivalent	$-	$1,052	$77	$18,639		$-	$19,768
Intercompany receivables-current	-	324,428		2,545,519		(2,869,947)	-
Total current assets	-	371,126	77	2,839,836		(2,869,947)	341,092
Intercompany receivables-noncurrent	-	-	-	-		-	-
Total non-current assets	34,160	2,133	-	267,055		(34,160)	269,188
Total assets	34,160	373,259	77	3,106,891		(2,904,107)	610,280
Intercompany payables	1,124,813	1,742,977	1,102	-		(2,868,892)	-
Total current liabilities	1,177,163	1,793,558	1,102	9,577,225		(2,868,892)	9,680,156
Total non-current liabilities	-	-	-	48,548		-	48,548
Total liabilities	1,177,163	1,793,558	1,102	9,625,773		(2,868,892)	9,728,704
Total shareholders’ equity	(1,143,003)	(1,420,299)	(1,025)	(6,518,882)		(35,215)	(9,118,424)
Non-controlling interests	-	-	-	-	-	-	-
Total equity	(1,143,003)	(1,420,299)	(1,025)	(6,518,882)		(35,215)	(9,118,424)
Total liabilities and equity	$34,160	$373,259	$77	$3,106,891		$(2,904,107)	$610,280

As of September 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$805	$88	$25,391	$-	$26,284
Intercompany receivables-current	245,821	625,960	-	2,732,021	(3,603,802)	-
Total current assets	245,821	633,797	552	3,223,079	(3,603,802)	499,447
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	2,259	-	339,107	(34,164)	341,362
Total assets	279,981	636,056	552	3,562,186	(3,637,966)	840,809
Intercompany payables	1,223,019	2,012,945	1,236	154,451	(3,391,651)	-
Total current liabilities	1,298,719	2,060,771	1,510	9,025,295	(3,391,651)	8,994,644
Total non-current liabilities	-	-	-	34,006	-	34,006
Total liabilities	1,298,719	2,060,771	1,510	9,059,301	(3,391,651)	9,028,650
Total shareholders’ equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Total liabilities and equity	$279,981	$636,056	$552	$3,562,186	$(3,637,966)	$840,809

Condensed Consolidated Statements of Operations

	Six Months Ended March 31, 2026
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$197,276	$-	$197,276
Intercompany revenue	-	-	-	-	-	-
Cost of revenue and related tax	-	-	-	194,554	-	194,554
Gross profit	-	-	-	2,722	-	2,722
Total operating expenses	124,265	3,458	14	559,993	-	687,730
Intercompany operating expenses	-	-	-	-	-	-
Loss from operations	(124,265)	(3,458)	(14)	(557,271)	-	(685,008)
Other (expense) income, net	-	51,566	-	(25,747)	57	25,876
(Loss) income before income taxes	(124,265)	48,108	(14)	(583,018)	57	(659,132)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(124,265)	$48,108	$(14)	$(583,018)	$57	$(659,132)

	Six Months Ended March 31, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$965,804	$-	$965,804
Intercompany revenue	-	266,156	-	-	(266,156)	-
Cost of revenue and related tax	-	444	-	153,844	-	154,288
Gross profit	-	265,712	-	811,960	(266,156)	811,516
Total operating expenses	166,826	336,800	7	1,320,811	-	1,824,444
Intercompany operating expenses	-	-	-	266,156	(266,156)	-
Loss from operations	(166,826)	(71,088)	(7)	(775,007)	-	(1,012,928)
Other (expense) income, net	-	(316)	-	167,326	2,034	169,044
Loss before income taxes	(166,826)	(71,404)	(7)	(607,681)	2,034	(843,884)
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(166,826)	$(71,404)	$(7)	$(607,681)	$2,034	$(843,884)

Condensed Consolidated Schedules of Cash Flows

	Six Months Ended March 31, 2026
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(124,265)	$48,108	$(14)	$(583,018)	$57	$(659,132)
Intercompany receivables	-	64,106	-	(136,830)	72,724	-
Intercompany payables	147,615	(75,604)	(172)	(86)	(71,753)	-
Net cash provided by operating activities	-	218	7	32,225	1,029	33,479

Net cash provided by investing activities	-	-	-	-	-	-

Net cash used in financing activities	-	-	-	(39,867)	-	(39,867)

Effect of exchange rate fluctuation on cash	$-	$29	$(18)	$890	$(1,029)	$(128)

	Six Months Ended March 31, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(166,826)	$(71,404)	$(7)	$(607,681)	$2,034	$(843,884)
Intercompany receivables	-	(30,738)	-	(24,839)	55,577	-
Intercompany payables	190,826	57,138	-	(188,996)	(58,968)	-
Net cash provided by (used in) operating activities	-	2,148	(7)	(4,494)	(1,357)	(3,710)

Net cash (used in) provided by investing activities	-	-	-	(38,590)	-	(38,590)

Net cash provided by (used in) financing activities	-	-	-	(8,734)	-	(8,734)

Effect of exchange rate fluctuation on cash	$-	$(2,635)	$(3)	$(2,490)	$1,357	$(3,771)

The Company consolidated its VIE as of March 31, 2026 and September 30, 2025. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	March 31, 2026	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$18,639	$25,391
Trade receivables – third parties	14,756	-
Trade receivables – intercompany	2,545,519	2,732,021
Advance and prepayments	18,680	26,594
Other receivables – third parties	56,806	101,368
Inventory	1,167	6,086
Amount due from a related party	184,269	331,619
Total current assets	2,839,836	3,223,079

Noncurrent assets
Property and equipment, net	38,274	118,508
Investment in associate held for sale	-	19,595
Operating lease right-of-use assets	216,500	89,073
Finance lease right-of-use assets	12,281	111,931
Total noncurrent assets	267,055	339,107
Total assets	$3,106,891	$3,562,186

Liabilities
Current liabilities
Short-term borrowing	$98,869	$100,014
Trade payables	1,928,598	1,961,252
Other payables and accrual	1,734,293	1,561,206
Contract liabilities	476,488	294,618
Intercompany payables	-	154,451
Payroll payable	143,744	158,427
Tax payable	127,597	129,631
Amounts due to related parties	4,907,835	4,537,914
Operating lease obligations-current portion	159,801	52,017
Finance lease obligations-current portion	-	75,765
Total current liabilities	9,577,225	9,025,295

Noncurrent liabilities
Operating lease obligations-noncurrent portion	48,548	34,006
Total noncurrent liabilities	48,548	34,006

Total liabilities	9,625,773	9,059,301

Commitment and contingencies	-	-

Equity
Additional paid-in capital	621,184	621,184
Accumulated deficits	(6,927,428)	(6,344,410)
Accumulated other comprehensive income	(212,638)	226,111
Total stockholders’ equity	(6,518,882)	(5,497,115)
Non-controlling interests	-	-

Total equity	(6,518,882)	(5,497,115)

Total liabilities and equity	$3,106,891	$3,562,186

The operating results of the VIE were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenue, net	$22,452	$609,285	$197,276	$965,804
Cost of revenue	(80,691)	(98,386)	(194,554)	(153,844)
Gross profit	(58,239)	510,899	2,722	811,960

Operating expenses
General and administrative expenses	115,061	138,989	243,436	502,541
Selling expense	147,854	622,378	316,557	1,084,426
Total operating expenses	262,915	761,367	559,993	1,586,967

Loss from operations	(321,154)	(250,468)	(557,271)	(775,007)

Other income (expenses):
Interest income	4	11	75	21
Other (expenses) income	(33,060)	(4,227)	(5,911)	41,170
Equity in net losses	(11,101)	-	(19,911)	-
Share of profit from investment in associate	-	(21,444)	-	(21,444)
Gain from investment	-	147,579	-	147,579
Total other income (expenses), net	(44,157)	121,919	(25,747)	167,326

Loss before income taxes	(365,311)	(128,549)	(583,018)	(607,681)

Income tax expense	-	-	-	-

Net loss	(365,311)	(128,549)	(583,018)	(607,681)
Less: Net loss attributable to non-controlling interest	-	-	-	(5,529)
Net loss attributable to Kun Peng International Ltd	$(365,311)	$(128,549)	$(583,018)	$(602,152)

The cash flows of the VIE were as follows:

	Six Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(583,018)	$(607,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	33,275	64,607
Amortization of right-of-use assets	177,265	154,991
Share of profit from investment in associate	-	21,444
Equity in net losses	19,911	-
Gain on investment of a subsidiary	-	(147,579)
Gain on disposal of equipment	(27,789)	-
Loss on disposal of equipment	31,777	-

Changes in operating assets and liabilities
Advance and prepayments	8,629	119,862
Trade receivable- intercompany	-	(36,129)
Other receivables- third parties	4,576	43,444
Other receivables- intercompany	(136,830)	11,290
Inventory	5,035	1,116
Amount due from a related party	155,538	40,344
Trade payable- third parties	(54,284)	1,823,463
Trade payable- intercompany	(143)	78,996
Other payables and accrual- third parties	121,168	1,257,711
Other payables and accrual- intercompany	57	(267,992)
Deferred revenue	(58,857)	(67,624)
Payroll payable	(19,453)	14,885
Amounts due to related parties	435,171	(2,458,960)
Tax payable	(6,091)	1,298
Lease liabilities	(73,712)	(51,980)
Net cash provided by (used in) operating activities	32,225	(4,494)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(38,590)
Net cash used in investing activities	-	(38,590)

Cash flows from financing activities
Repayments to (proceeds from) bank borrowings	(4,282)	98,467
Payment of finance lease liabilities	(35,585)	(107,201)
Net cash used in financing activities	(39,867)	(8,734)

Effect of exchange rate changes on cash	890	(2,490)

Net change in cash and cash equivalents	(6,752)	(54,308)

Cash and cash equivalents, beginning balance	25,391	81,132

Cash and cash equivalents, ending balance	$18,639	$26,824

NOTE 4 - ADVANCE AND PREPAYMENTS

Prepayments consisted of the following:

	March 31,	September 30,
	2026	2025

Prepaid rent and building management and utilities	$4,197	$2,837
Prepaid supplies(1)	13,370	12,579
Prepaid professional services(2)	78	5,029
Advance to others	7,442	13,326
Total Advance and prepayments	$25,087	$33,771

(1)	The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding contract liabilities is recognized.

(2)	As of September 30, 2025, the ending balance of prepaid professional services included $5,029 of advertising and promotion fees for our PRC entities. The advertising and promotion fees were recognized in the Company’s consolidated statement of operations and comprehensive loss when the related services were performed.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 5 - OTHER RECEIVABLES

Other receivables included the following:

	March 31,	September 30,
	2026	2025

Deposits(1)	$49,564	$81,865
Advance to employees	2,247	1,054
Advance to third-party company	3,116	211
Deductible value added tax	2,208	18,557
Total other receivables	$57,135	$101,687

(1)	Deposits represent payments made to lessors, vendors, or service providers.

NOTE 6 - INVENTORY

Inventory consisted of the following:

	March 31,	September 30,
	2026	2025

Trading goods	$40,077	$6,086
Total	$40,077	$6,086

No impairment of inventory recognized as of March 31, 2026 and September 30, 2025.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	September 30,
	2026	2025

Leasehold improvements	$133,934	$129,776
Furniture and fixtures	1,274	1,235
Computer equipment	117,813	251,483
Office equipment	1,526	1,479
Subtotal	254,547	383,973
Less: accumulated depreciation	(216,273)	(265,465)
Total property and equipment, net	$38,274	$118,508

Depreciation expense was $14,335 and $44,184 for the three months ended and $33,275 and $88,430 for the six months ended March 31, 2026 and 2025, respectively.

NOTE 8 - INTANGIBLE ASSETS

	March 31,	September 30,
	2026	2025

Trademarks	$3,887	$3,766
Subtotal	3,887	3,766
Less: accumulated amortization	(1,754)	(1,511)
Total intangible assets, net	$2,133	$2,255

The following table presents future amortization as of March 31,2026:

Year ended March 31,2026	Amount
2026	$292
2027	389
2028	389
2029	389
2030	389
2031 and thereafter	285
$2,133

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. The amount of the Company’s trademarks - approximately $1,421, $1,105 $580, $37, $525, $88, and $131 - will expire in April 2031, July 2031, April 2032, September 2032, October 2032, March 2033, and February 2034, respectively.

Amortization expense was $96 and $102 for the three months ended and $192 and $195 for the six months ended March 31, 2026 and 2025, respectively.

NOTE 9 - TRADE AND OTHER PAYABLES

Trade and other payables included the following:

	March 31,	September 30,
	2026	2025

Accrued expenses to service agents(1)	$1,985,636	$2,039,877
Borrowings from service agents(2)	1,508,318	1,307,154
Borrowings from third parties(2)	64,860	67,748
Expense reimbursement payable	1,928	2,186
Deposit payable to suppliers	102,203	105,351
Others	99,042	120,079
Total trade and other payables	$3,761,987	$3,642,395

(1)	Accrued expenses to service agents mainly included trade payables to third party and other payables to service agents.

(2)	Borrowings from service agents and third parties are interest free and payable on demand.

NOTE 10 - CONTRACT LIABILITIES

	March 31,	September 30,
	2026	2025

Advance payments from customers	$476,488	$294,618
Total contract liabilities	$476,488	$294,618

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

Amounts due from related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	March 31, 2026	September 30, 2025
King Eagle (Hangzhou) Health Technology Co., Ltd	40% held by King Eagle (Tianjin)	Advanced for operating expenses	$86,982	$84,282
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Account receivable	82,500	247,337
Kun Yu (Hainan) Technology Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Advanced for operating expenses	14,787	-
Total			$184,269	$331,619

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

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	March 31, 2026	September 30, 2025
Ms. Chengyuan Li	A prior shareholder of King Eagle (Tianjin); a director of the Company; beneficial owner of shares of the Company through her control of Beijing Paiyue Technology Co., LTD, which controls Kun Peng TJ Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,732,822	$2,647,984
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	260,945	252,845
Mr. Richun Zhuang	Chief Executive Officer and a director of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirements	409,599	424,108
Ms. Yuanyuan Zhang	One of the shareholders of King Eagle (Tianjin), CFO of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirements	43,491	-
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,464	2,388
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,914	3,793
Mr. Jianxin Niu	Legal representative and the director of Chongbao (Beijing) Auction Co., Ltd.	Operational support to King Eagle (Tianjin) to meet its working capital requirements	34,615	34,097
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges and interest-free loan	862,363	828,644
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a director of the Company	Payments of agency service charges, interest-free loan and leasing expenses	269,479	165,959
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Payments of service charges and interest-free loan	288,143	178,096
Total			$4,907,835	$4,537,914

Related parties transactions

Name of related party	Relationship	Nature of transactions	March 31, 2026	March 31, 2025
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Selling expense — service agents	29,904	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Selling expense — service agents	4,106	80,202
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a director of the Company	General administration expenses —rental expense	29,677	29,677
Total			$63,687	$109,879

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

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001, as of March 31, 2026 and September 30, 2025. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of March 31, 2026 and September 30, 2025.

Common stock

The Company’s authorized shares of common stock were 1,000,000,000 and 1,000,000,000 shares with a par value of $0.0001, as of March 31, 2026 and September 30, 2025, respectively. The issued and outstanding shares of common stock were 400,000,000 as of March 31, 2026 and September 30, 2025.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of March 31, 2026, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,386,326, $2,852,014 and $1,025, respectively. As of September 30, 2025, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative net assets in the amount of $1,391,662, $2,605,498 and $958, respectively. Accordingly, the Company did not accrue statutory reserve funds as of March 31, 2026 and September 30, 2025.

NOTE 13- REVENUE

Revenue:

The following tables present disaggregated revenues for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Retail product sales	$6,549	$152,671	$139,658	$231,128
Equipment-based service revenue	15,903	456,614	57,618	734,676
Total	$22,452	$609,285	$197,276	$965,804

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Performance obligations satisfied at a point in time	$6,549	$152,671	$139,658	$231,128
Performance obligations satisfied over time	15,903	456,614	57,618	734,676
Total	$22,452	$609,285	$197,276	$965,804

Cost of revenue:

We disaggregated our cost of revenue for the three and six months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Retail product sales	$18,320	$21,049	$70,813	$33,136
Equipment-based service revenue	62,371	77,556	123,741	121,152
Total	$80,691	$98,605	$194,554	$154,288

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six months ended March 31, 2026 and 2025.

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

KP (Hong Kong) did not earn any income that was derived in Hong Kong for the six months ended March 31, 2026 and 2025, and, therefore, KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

Six Months Ended March 31,
	2026	2025
Current
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Six Months Ended March 31,
	2026	2025
Loss before income tax expense	$(659,132)	$(843,884)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.2%	3.2%
Tax effect of non-deductible expenses	(0.8)%	0.3%
Tax-exempt income	0.5%	-
Change in valuation allowance	(23.9)%	(24.5)%
Effective tax rate	0.0%	0.0%

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

As of March 31, 2026 and September 30, 2025, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

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

The following table provides a summary of leases as of March 31, 2026 and September 30, 2025:

Assets/liabilities	Classification	March 31, 2026	September 30, 2025
Assets
Operating lease right-of-use assets	Operating lease assets	$216,500	$89,073
Finance lease right-of-use assets	Finance lease assets	12,281	111,931
Total lease assets		$228,781	$201,004

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$159,801	$52,017
Finance lease liability - current	Current finance lease liabilities	-	75,765
		159,801	127,782
Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	$48,548	$34,006
Finance lease liability – net of current portion	Long-term finance lease liabilities	-	-
		48,548	34,006
Total lease liabilities		$208,349	$161,788

The operating lease expense for the three and six months ended March 31, 2026 and 2025 was as follows:

		Three Months Ended March 31,		Six Months Ended March 31,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost
Lease expenses – short-term	General and administrative	$81	$-	$81	$9,299
Lease expenses	General and administrative	44,184	61,596	74,913	143,893
Finance lease cost
Amortization of leased asset	Cost of sales	51,446	46,480	101,644	93,780
Interest on lease liabilities	Other expense - other	270	2,227	990	5,129
Total lease cost		$95,981	$110,250	$177,628	$252,048

Maturities of operating lease and finance lease liabilities as of March 31, 2026 were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2027	$164,222	$-
2028	48,903	-
Thereafter	-	-
Total lease payments	213,125	-
Less: Interest	(4,776)	-
Present value of lease payments	$208,349	$-

Maturities of operating lease and finance lease liabilities as of September 30, 2025, were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2026	$58,997	$76,739
2027	29,499	-
Thereafter	-	-
Total lease payments	88,496	76,739
Less: Interest	(2,473)	(974)
Present value of lease payments	$86,023	$75,765

Supplemental information related to operating leases and finance leases was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$32,598	$96,030	$109,297	$242,159
New operating lease assets obtained in exchange for operating lease liabilities	$10,106	$8,836	$193,618	$8,836

	Six Months Ended March 31,
	2026	2025
Weighted average remaining operating lease term	1.42 years	0.83 years
Weighted average remaining finance lease term	0.06 years	1.06 years
Weighted average discount rate for operating lease	3.55%	4.75%
Weighted average discount rate for finance lease	4.75%	4.75%

Amortization expense was $95,618 and $107,978 for the three months ended March 31, 2026 and 2025 and $177,265 and $235,413 for the six months ended March 31, 2026 and 2025, respectively.

NOTE 16 - SHORT-TERM BORROWING

	Loan period	Interest rate	March 31, 2026	September 30, 2025
China Construction Bank Co., LTD. Beijing Mentougou Branch	December 19, 2024 to December 19, 2026	3.86%	$98,869	$100,014
Short-term borrowing			$98,869	$100,014

The loans were guaranteed by a shareholder, with interest rate of 3.86%.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of March 31, 2026 and September 30, 2025, we had purchase and service commitments in an amount of nil and $24,461, respectively.

NOTE 18 - SUBSEQUENT EVENT

As of March 31, 2026, the Company evaluated and concluded that there are no subsequent events that would require recognition or disclosure in the financial statements, other than as disclosed above.

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

As of the date of this Report, the Reverse Split has not been effected for trading purposes. The Reverse Split has resulted in (i) the reduction of our total issued and outstanding shares of Common Stock from 400,000,000 shares, with a par value of $0.0001 each, to 40,000,000 shares, with a par value of $0.001 each; and (ii) the reduction of our authorized shares of Common Stock from 1,000,000,000 shares to 100,000,000 shares.

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

The Company is a health and wellness company transitioning from offline retail and equipment-based services to a physician group-centric digital healthcare platform. In 2025, it launched the "Physician Group" strategy to integrate medical resources and build a digital healthcare ecosystem, resulting in short-term financial pressure on its legacy equipment-services segment during the transition.

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fulfill customer orders through our outsourced networks. As of March 31, 2026, King Eagle Mall had approximately 9,477 members.

We also operate customer service centers with whom our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented an online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). Kun Zhi Jian and Kun Zhi Jian Mini Program are designed to enable health-related products to be sold by us and by third parties. We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health condition, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of March 31, 2026, our online platform had approximately 9,240 members.

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

For more information regarding these contractual arrangements, see Note 3 to our unaudited condensed consolidated financial statements as of and for the six months ended March 31, 2026 – “Variable Interest Entities - “VIE” Agreements.” The Termination Agreement and the New VIE Agreements were filed as Exhibits 99.1 through 99.5 to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 3, 2025.

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

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see Note 3 to our unaudited condensed consolidated financial statements as of and for the six months ended March 31, 2026 – “Variable Interest Entities - “VIE” Agreements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our unaudited condensed consolidated financial statements as of and for the six months ended March 31, 2026 included in this Report.

As of the date of this Quarterly Report, there have been no distributions or dividends by any of our direct or indirect subsidiaries to the Company. The Company has not declared any dividends or made any distributions to its shareholders, and we do not anticipate declaring a dividend in the foreseeable future. No assets other than cash are transferred within our organization. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the three months ended March 31, 2026 included in this report.

Financial Operations Overview

Results of Operations for the three months ended March 31, 2025 and 2026

	Three Months Ended March 31,
	2026		2025
	Amount	% of revenue	Amount	% of revenue

Revenues	$22,452	100.0	$609,285	100
Cost of revenues	80,691	359.4	98,605	16.2
Gross profit	(58,239)	(259.4)	510,680	83.8
Operating expenses:
General and administrative expenses	214,801	956.7	312,614	51.3
Selling expense	115,055	512.4	512,908	84.2
Total operating expenses	329,856	1,469.2	825,522	135.5
Loss from operations	(388,095)	(1,728.6)	(314,842)	(51.7)
Other income (expense)	(5,460)	(24.3)	121,965	20.0
Loss before income taxes	(393,555)	(1,752.9)	(192,877)	(31.7)
Income tax expense	-	-	-	-
Net loss	$(393,555)	(1752.9)	$(192,877)	(31.7)

Revenues

For the three months ended March 31, 2026 and 2025, revenues amounted to $22,452 and $609,285 respectively.

The following table presents revenues disaggregated by customer type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Retail product sales	$6,549	$152,671
Equipment-based service revenue	15,903	456,614
Total	$22,452	$609,285

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

We generated $586,833 or 96.3%, lower revenue for the three month period ended March 31, 2026 compared to the same period in 2025 due to a sharp decrease in equipment-based services. Our equipment-based service revenue decreased by $440,711 or 96.5% and retail product sales dropped by $146,122 or 95.7%, as compared to the three months ended March 31, 2025 as a result of the deregistration of King Eagle (Huai’an) and Kun Zhi Jian (Huai’an) in 2025, as well as economic uncertainty and a downward trend in consumption.

Cost of revenue

We disaggregated our cost of revenue for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,
	2026	2025

Retail product sales	$18,320	$21,049
Equipment-based service revenue	62,371	77,556
Total	$80,691	$98,605

Our cost of revenue for the three months ended March 31, 2026 was $80,691, a $17,914 or 18.2% decrease over our cost of revenue for the three months ended March 31, 2025 of $98,605. Our cost of revenue primarily consisted of the purchase of consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. We made our retail product sales through our King Eagle Mall, Kun Zhi Jian and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

Gross profit

	Three Months Ended March 31,
	2026	2025

Retail product sales	$(11,771)	$131,622
Equipment-based service revenue	(46,468)	379,058
Total	$(58,239)	$510,680

For the three months ended March 31, 2026 our overall gross loss and margin were $58,239, or 259.4%, whereas for the three months ended March 31, 2025, our overall gross profit and margin were $510,680 or 83.8%.

The decrease in our gross profit and margin for our retail business for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to deregistration of King Eagle (Huai’an) and Kun Zhi Jian (Huai’an) in 2025, market instability and weakened consumer confidence. The gross loss for our equipment-based services for the three months ended March 31, 2026 was $46,468 mainly due to the Company’s strategic transformation from a store-centric retail and equipment-based service model to a physician group-centric digital healthcare ecosystem, which led to a corresponding drop in the financial performance of the business.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the three months ended March 31, 2026 and 2025, our total operating expenses were $329,856 and $825,522, respectively. The decrease in operating expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease of $97,813 in general and administrative expenses and a decrease of $397,853 in selling expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 and 2025 were $214,801 and $312,614, respectively. Our general and administrative expenses for the three months ended March 31, 2026 and 2025 were comprised of the following:

	Three Months Ended March 31,
	2026	2025
Employee compensation and benefits	$110,012	$139,257
Office rent and building management	26,820	51,185
Office supplies and meetings	2,280	2,315
Professional service fees	50,653	54,686
Travel, transportation, and gasoline	17,214	25,078
Meals and entertainment	20	3,725
Depreciation and amortization	96	21,999
Business registration and organizational fees	3,043	-
Others	4,663	14,369
Total	$214,801	$312,614

The decrease in general and administrative expenses during the three months ended March 31, 2026 by $97,813 or 31.3%, was chiefly due to a decrease in employee compensation and benefits of $29,245, a decrease in office rent and building management of $24,365, and a decrease in depreciation and amoritization of $21,903, as well as a decrease in traveling fees of $7,864. These expenses declined as a result of our having three fewer subsidiaries in the three-month period ended March 31, 2026 than in the same period in 2025.

Selling expense

Selling expenses for the three months ended March 31, 2026 and 2025 were $115,055 and $512,908, respectively. Our selling expenses for the three months ended March 31, 2026 and 2025 were comprised of the following:

	Three Months Ended March 31,
	2026	2025
Service agents	$23,970	$333,816
Employee compensation and benefits	49,511	71,517
Rental for equipment	-	46,437
Office supplies and meetings	28,054	30,984
Travel, transportation, and gasoline	2,576	8,640
Meals and entertainment	2,085	658
Depreciation and amortization	8,859	16,963
Advertising	-	3,893
Total	$115,055	$512,908

The $397,853 or 77.6% decrease in selling expense was primarily due to decreases in service agent costs of $309,846, employee compensation and benefits of $22,006, and equipment rental of $46,437. Service agent costs, employee compensation and benefits, and expenses for office supplies and meetings declined as a result of our having fewer subsidiaries during the period ended March 31, 2026. Equipment rental was recognized as a cost of revenue instead of a selling expense during the period ended March 31, 2026.

Other income, net

Other income primarily included bank interest income, equity in net losses, and others. Our other income for the three months ended March 31, 2026 and 2025 was loss of $5,460 and gain of $121,965, respectively. We recognized a $27,789 gain on the return of equipment and $11,101 equity in net losses for the three month period ended March 31, 2026. We recognized a $147,579 gain on the disposal of a subsidiary and a $21,444 loss from share of profit from investment in associate for the three months ended March 31, 2025.

Income tax expense

For both of the three month periods ended March 31, 2026 and 2025, the income tax expense of the Company was nil. Due to the net loss before income tax for the three month periods ended December 31, 2026 and 2025, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carry forwards, as management believed it is more likely than not that the Company will not realize its net operating loss carry forwards in the near future or before they expire.

Net loss

As a result of the factors discussed above, we posted a net loss in the amount of $393,555 for the three months ended March 31, 2026 compared to a net loss in the amount of $192,877 for the three months ended March 31, 2025.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $120,536 for the three months ended March 31, 2026 and a foreign currency translation loss of $41,427 for the three months ended March 31, 2025. This non-cash loss had the effect of decreasing our reported comprehensive loss for the three months ended March 31, 2026.

Comprehensive loss

We recognized a comprehensive loss of $514,091 for the three months ended March 31, 2026 compared to a comprehensive loss of $234,304 the same period in 2025.

Results of operations for the six months ended March 31, 2025 and 2026

	Six Months Ended March 31,
	2026		2025
	Amount	% of revenue	Amount	% of revenue

Revenues	$197,276	100.0	$965,804	100.0
Cost of revenues	194,554	98.6	154,288	16.0
Gross profit	2,722	1.4	811,516	84.0
Operating expenses:
General and administrative expenses	443,365	224.7	965,047	99.9
Selling expense	244,365	123.9	859,397	89.0
Total operating expenses	687,730	348.6	1,824,444	188.9
Loss from operations	(685,008)	(347.2)	(1,012,928)	(104.9)
Other income	25,876	13.1	169,044	17.5
Loss before income taxes	(659,132)	(334.1)	(843,884)	(87.4)
Income tax expense	-	-	-	-
Net loss	$(659,132)	(334.1)	$(843,884)	(87.4)

Revenues

For the six months ended March 31, 2026 and 2025, revenues amounted to $197,276 and $965,804, respectively.

The following tables present disaggregated revenues for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
	2026	2025

Retail product sales	$139,658	$231,128
Equipment-based service revenue	57,618	734,676
Total	$197,276	$965,804

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

We generated $768,528 or 79.6% lower revenue during the six months ended March 31, 2026 compared to the six months ended March 31, 2025 due to a substantially decrease in equipment-based services. Our equipment-based service revenue decreased by $677,058 or 92.2% and retail product sales dropped by $91,470 or 39.6% as compared to the six months ended March 31, 2025 as a result of the deregistration of King Eagle (Huai’an) and Kun Zhi Jian (Huai’an) in 2025, as well as economic uncertainty and a downward trend in consumption.

Cost of revenue

We disaggregated our cost of revenue for the six months ended March 31, 2026 and 2025 as follows:

	Six Months Ended March 31,
	2026	2025

Retail product sales	$70,813	$33,136
Equipment-based service revenue	123,741	121,152
Total	$194,554	$154,288

Our cost of revenue for the six months ended March 31, 2026 was $194,554, a $40,266 or 26.1% increase over our cost of revenue for the six months ended March 31, 2025 of $154,288. Our cost of revenue primarily consisted of the purchase of consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. We made our retail product sales through our King Eagle Mall, Kun Zhi Jian, and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

Gross profit

	Six Months Ended March 31,
	2026	2025

Retail product sales	$68,845	$197,992
Equipment-based service revenue	(66,123)	613,524
Total	$2,722	$811,516

For the six months ended March 31, 2026 and 2025, our overall gross profit and margin was $2,722, or 1.4%, and $811,516, or 84.0%, respectively.

The decrease in our gross profit and margin for our retail business for the six months ended March 31, 2026 as compared to the six months ended March 31, 2025 was primarily due to market instability and weakened consumer confidence. The gross loss for our equipment-based services for the six months ended March 31, 2026 were $66,123, mainly due to the Company’s strategic transformation from a store-centric retail and equipment-based service model to a physician group-centric digital healthcare ecosystem, which led to a corresponding drop in the financial performance of the business.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the six months ended March 31, 2026 and 2025, our total operating expenses were $687,730 and $1,824,444, respectively. The decrease in operating expenses for the six months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease of $521,682 in general and administrative expenses and a decrease of $615,032 in selling expenses.

General and administrative expenses

General and administrative expenses for the six months ended March 31, 2026 and 2025 were $443,365 and $965,047, respectively. Our general and administrative expenses for the six months ended March 31, 2026 and 2025 were comprised of the following:

	Six Months Ended March 31,
	2026	2025
Employee compensation and benefits	217,080	$352,280
Office rent and building management	45,618	149,792
Office supplies and meetings	10,658	6,387
Professional service fees	95,297	334,081
Travel, transportation, and gasoline	36,970	35,262
Meals and entertainment	1,733	15,655
Depreciation and amortization	191	44,952
Business registration and organizational fees	26,408	-
Others	9,410	26,638
Total	443,365	$965,047

The decrease in general and administrative expenses during the six months ended March 31, 2026 by $521,682 or 54.1% was chiefly due to a decrease in professional service fees of $238,784, a decrease in employee compensation and benefits of $135,200, and a decrease in office rent and building management of $104,174. These expenses declined as a result of our having three fewer subsidiaries in the six-month period ended March 31, 2026 than in the same period in 2025. In addition, depreciation and amortization dropped by $44,761 as a result of fewer subsidiaries in the six-month period ended March 31, 2026 than in the same period in 2025.

Selling expenses

Our selling expenses for the six months ended March 31, 2026 and 2025, were $244,365 and $859,397, respectively. Our selling expenses for the six months ended March 31, 2026 and 2025 were comprised of the following:

	Six Months Ended March 31,
	2026	2025
Service agents	$70,730	$495,001
Employee compensation and benefits	94,168	146,466
Rental for equipment	-	101,387
Office supplies and meetings	30,651	54,109
Travel, transportation, and gasoline	14,268	14,183
Meals and entertainment	5,142	2,163
Depreciation and amortization	22,449	34,218
Advertising	6,957	11,870
Total	$244,365	$859,397

The $615,032 decrease was primarily due to a decrease in service fees of $424,271 and a $101,387 reduction in rental fees. In addition, employee benefits decreased by $52,298, office supplies and meeting expenses decreased by $23,458, and depreciation and amortization dropped by $11,769.

Other income, net

Other income primarily consisted of bank interest income, equity in net losses, and others. Our other income for the six months ended March 31, 2026 and 2025 was $25,876 and $169,044, respectively. We recognized a $27,789 gain on the return of equipment, $38,310 from gifts received by KP China and $19,911 equity in net losses for the six month period ended March 31, 2026. We recognized a $147,579 gain on the disposal of a subsidiary and a $21,444 loss from share of profit from investment in associate for the six months ended March 31, 2025.

Income tax expense

For the six months ended March 31, 2026 and 2025, the income tax expense of the Company was nil. Due to the net loss before income tax for the six month periods ended March 31, 2026 and 2025, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carry forwards, as management believed it is more likely than not that the Company will not realize its net operating loss carry forwards in the near future or before they expire.

Net loss

As a result of the factors discussed above, the Company posted net losses in the amounts of $659,132 and $843,884 for the six months ended March 31, 2026 and 2025, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is Hong Kong Dollars (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $271,451 and gain of $240,468 for the six months ended March 31, 2026 and 2025, respectively. This non-cash gain had the effect of increasing our reported comprehensive gain.

Comprehensive loss

The Company recognized comprehensive losses in the amounts of $930,583 and $603,416 for the six months ended March 31, 2026 and 2025, respectively.

Liquidity and capital resources

As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents balances of $19,768 and $26,284, respectively.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	Six Months Ended
	March 31,
	2026	2025
Net cash provided by (used in) operating activities	$33,479	$(3,710)
Net cash used in investing activities	-	(38,590)
Net cash used in financing activities	(39,867)	(8,734)
Effect of exchange rate on cash	(128)	(3,771)
Net change in cash and cash equivalents	(6,516)	(54,805)
Cash and cash equivalents at beginning of period	26,284	82,184
Cash and cash equivalents at end of period	$19,768	27,379

For the six months ended March 31, 2026, net cash provided by operating activities totaled $33,479. Operating cash inflow was mainly attributable to increases in amounts due to related parties of $435,171, amount due from a related party of $155,538, and other payables and accrual of $97,396, offset by our net loss of $659,132.

For the six months ended March 31, 2025, net cash used in operating activities totaled $3,710. Operating cash outflow was mainly attributable to our net loss of $843,884 and a decrease in amounts due to related parties of $2,458,960, partially offset by an increase in trade payables of $1,828,116 and other payable from third parties of $1,234,126.

Net cash used in investing activities totaled $nil during the six months ended March 31, 2026.

Net cash used in investing activities totaled $38,590 and was related to the purchase of property, plant, and equipment during the six months ended March 31, 2025.

Net cash used in financing activities totaled $39,867 and was related to the payment of finance lease liabilities of $35,585, and payment of bank borrowings of $4,282 during the six months ended March 31, 2026.

 Net cash used in financing activities totaled $8,734 and was related to the payment of finance lease liabilities of $107,201, offset by proceeds from bank borrowings of $98,467 during the six months ended March 31, 2025.

The effect of exchange rate change on cash for the six months ended March 31, 2026 totaled negative $128. The net change in cash for the period was a decrease of $6,516.

The effect of exchange rate change on cash for the six months ended March 31, 2025 totaled negative $3,771. The net change in cash for the period was a decrease of $54,805.

The following table sets forth a summary of changes in our working capital as of March 31, 2026 and September 30, 2025:

	March 31,	September 30,
	2026	2025

Current Assets	$341,092	499,447
Current Liabilities	(9,680,156)	(8,994,644)
	$(9,339,064)	$(8,495,197)

We require cash of approximately $8.7 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of March 31, 2026 and September 30, 2025, we had received customer advances in the amount of approximately $0.5 million and $0.3 million, respectively. We anticipate that the majority of the revenue will be recognized in fiscal year 2026. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant commercial laws or regulations.

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

Going Concern Consideration

The financial statements included in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the six months ended March 31, 2026, the Company incurred a substantial accumulated deficit of $9,697,116, a net loss of $659,132, and had negative working capital of $9,339,064. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company keeps monitoring its operational activities with a view to enhancing its financial liquidity. Measures under evaluation include, but are not limited to, boosting sales via the Company’s online channels, cutting operating expenses, obtaining financial advances from the Company’s shareholders and directors, as well as securing financing through share issuances and bank borrowings. The Company has been concentrating on growing its revenue via its online platform and reducing its operational expenses. For example, it reduced lease payments and decreased its office supplies expense. To maintain its status as a going concern over the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers, streamlining its overhead costs, and obtaining financing or capital funding from its stockholders or directors or through bank financing. Nevertheless, the Company provides no guarantee that it will achieve higher revenue, successfully execute its business strategies, or obtain financing on commercially reasonable terms, if such financing is available at all. The financial statements do not contain any adjustments that would reflect the potential future impact on the recoverability and classification of assets or the amounts and classification of liabilities that might arise if the Company is unable to continue as a going concern. The directors plan to continue supporting the Group by providing sufficient financial support to allow the Group to sustain its business operations in the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2026

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$159,801	$48,548	$-	$-	$208,349
Finance lease obligations	-	-	-	-	-
Short-term borrowing	98,869	-	-	-	98,869

Total contractual obligations	$258,670	$48,548	$-	$-	$307,218

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the quarter ended March 31, 2026, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2026 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

We provided J&S with a copy of the above disclosure before the related report was made with the SEC. We requested that J&S provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from J&S stating that it agrees with the above statements. A copy of such letter, dated January 5, 2026, is filed as Exhibit 16 to the Current Report filed with the Securities and Exchange Commission on January 6, 2026.

Appointment of New Independent Registered Public Accounting Firm

We engaged GGF CPA Ltd. (“GGF”) as our new independent registered public accounting firm.

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

KUN PENG INTERNATIONAL LTD

Date: May 20, 2026	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: May 20, 2026	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

