Form 10-Q
period 2026-06-30
Kun Peng International Ltd.
filed 2026-08-14
CIK 1502557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 13, 2026, the registrant had 40,000,624 shares of common stock issued and outstanding.

FORM 10-Q

KUN PENG INTERNATIONAL LTD.

PART I

Item 1. Financial Statements.

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

		June 30,	September 30,
	Note	2026 (Unaudited)	2025 (Audited)
Assets
Current assets
Cash and cash equivalents		$6,606	$26,284
Trade receivables		15,001	-
Prepaid expenses and other current assets, net	5	21,945	33,771
Other receivables	6	39,663	101,687
Inventory	7	40,326	6,086
Amounts due from related parties	12	88,532	331,619
Assets held for sale		168,827	-
Total current assets		380,900	499,447

Noncurrent assets
Property and equipment, net	8	35,706	118,508
Intangible assets, net	9	2,070	2,255
Operating lease right-of-use assets	16	4,834	89,073
Finance lease right-of-use assets	16	-	111,931
Investment in associate held for sale		-	19,595
Total noncurrent assets		42,610	341,362

Total assets		$423,510	$840,809

Liabilities
Current liabilities
Short-term borrowing	17	-	100,014
Trade and other payables	10	3,076,737	3,642,395
Contract liabilities	11	477,603	294,618
Payroll payable		103,384	162,534
Tax payable		145,366	129,387
Amounts due to related parties	12	4,027,309	4,537,914
Operating lease obligations, current portion	16	4,141	52,017
Finance lease obligations, current portion	16	-	75,765
Liabilities held for sale		2,159,840	-
Total current liabilities		9,994,380	8,994,644

Noncurrent liabilities
Operating lease obligations, net of current portion	16	-	34,006
Total noncurrent liabilities		-	34,006

Total liabilities		$9,994,380	$9,028,650

Commitment and contingencies		-	-

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and September 30, 2025	13	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 40,000,624 shares issued and outstanding as of June 30, 2026 and September 30, 2025 (1)	13	40,001	40,001
Additional paid-in capital (1)	13	524,941	524,941
Accumulated deficits		(9,997,227)	(9,037,984)
Accumulated other comprehensive income		(138,585)	285,201
Total stockholders’ equity		(9,570,870)	(8,187,841)
Non-controlling interests		-	-
Total equity		(9,570,870)	(8,187,841)

Total liabilities and equity		$423,510	$840,809

(1)	Number of shares and per share data are presented on a retroactive basis to reflect a 1-for-10 reverse stock split effective in the marketplace as of June 2, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three Months Ended June 30,		Nine Months Ended June 30,
	Note	2026	2025	2026	2025

Revenue, net	14	$31,438	$107,802	$228,714	$1,073,606
Cost of revenue		(37,082)	(84,007)	(231,636)	(332,076)
Gross profit		(5,644)	23,795	(2,922)	741,530

Operating expenses
General and administrative expenses		229,032	231,403	672,397	1,196,450
Selling expense		59,777	228,126	304,142	993,742
Total operating expenses		288,809	459,529	976,539	2,190,192

Loss from operations		(294,453)	(435,734)	(979,461)	(1,448,662)

Other income (expenses):
Interest income		3	-	78	22
Other (expenses) income		(35)	392,929	45,677	435,816
Equity in net losses		(196)	-	(20,107)	-
Share of loss from investment in associate		-	(2,060)	-	(23,504)
Gain from investment		-	-	-	147,579
Total other income (expenses), net		(228)	390,869	25,648	559,913

Loss before income taxes		(294,681)	(44,865)	(953,813)	(888,749)

Income tax expense	15	5,430	-	5,430	-

Net loss		(300,111)	(44,865)	(959,243)	(888,749)
Less: Net loss attributable to non-controlling interest		-	-	-	(5,529)
Net loss attributable to Kun Peng International Ltd		(300,111)	(44,865)	(959,243)	(883,220)
Foreign currency translation adjustment		(152,335)	(103,165)	(423,786)	137,303
Comprehensive loss		(452,446)	(148,030)	(1,383,029)	(751,446)
Less: Comprehensive loss attributable to non-controlling interest		-	(119)	-	(5,468)
Comprehensive loss attributable to Kun Peng International Ltd		$(452,446)	$(147,911)	$(1,383,029)	$(745,978)

Net loss per share attributable to common stockholders
Basic and diluted(1)		$(0.008)	$(0.001)	$(0.024)	$(0.022)

Weighted average shares used to compute net loss per share attributable to common stockholders(1)		40,000,624	40,000,624	40,000,624	40,000,624

(1)	Number of shares and per share data are presented on a retroactive basis to reflect a 1-for-10 reverse stock split effective in the marketplace as of June 2, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares(1)	Amount(1)	capital(1)	deficits	income	equity	interest	equity
Balance, September 30, 2025 (Audited)	40,000,624	$40,001	$524,941	$(9,037,984)	$285,201	$(8,187,841)	$-	$(8,187,841)

Capital contribution	-	-	-	-	-	-	-	-
Net loss attributable to common stockholders	-	-	-	(959,243)	-	(959,243)	-	(959,243)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(423,786)	(423,786)	-	(423,786)
Balance, June 30, 2026 (Unaudited)	40,000,624	$40,001	$524,941	$(9,997,227)	$(138,585)	$(9,570,870)	$-	$(9,570,870)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling	Total
	Shares(1)	Amount(1)	capital(1)	Deficits	income	equity	interest	equity
Balance, September 30, 2024 (Audited)	40,000,624	$40,001	$349,355	$(7,774,600)	$200,368	$(7,184,876)	$(3,842)	$(7,188,718)
Capital contribution	-	-	(70,522)	-	-	(70,522)	-	(70,522)
Net loss attributable to common stockholders	-	-	-	(883,220)	-	(883,220)	-	(883,220)
Disposal of a subsidiary	-	-	-	-	-	-	9,310	9,310
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(5,529)	(5,529)
Foreign currency translation adjustment	-	-	-	-	137,242	137,242	61	137,303
Balance, June 30, 2025 (Unaudited)	40,000,624	$40,001	$278,833	$(8,657,820)	$337,610	$(8,001,376)	$-	$(8,001,376)

(1)	Number of shares and per share data are presented on a retroactive basis to reflect a 1-for-10 reverse stock split effective in the marketplace as of June 2, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(959,243)	$(888,749)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	40,317	115,408
Amortization of right-of-use assets	225,799	293,242
Share of profit from investment in associate	-	23,504
Equity in net losses	20,107	-
Gain on investment of a subsidiary	-	(147,579)
Gain on disposal of equipment	(28,062)	-
Loss on disposal of equipment	32,089	-
Non-cash lease expense	2,892	-
Unrealized gain on assets held for sale	(343)	-

Changes in operating assets and liabilities
Advance and prepayments	8,016	146,902
Other receivables	4,603	124,413
Security deposits	-	1,811
Inventory	(33,719)	7,280
Trade payables	(14,280)	1,822,702
Other payables and accrual	126,236	1,152,448
Deferred revenue	(65,423)	(63,277)
Payroll payable	93,724	64,981
Amounts due to related parties	407,539	(2,438,891)
Tax payable	(5,948)	(9,779)
Operating lease liabilities	(82,997)	(134,945)
Amounts due from related parties	250,526	-
Net cash provided by operating activities	21,833	69,471

Cash flows from investing activities
Acquisition of intangible assets	-	(30,412)
Net cash used in investing activities	-	(30,412)

Cash flows from financing activities
(Repayments to) proceeds from bank borrowings	(4,324)	98,457
Payment of finance lease liabilities	(35,934)	(157,187)
Net cash used in financing activities	(40,258)	(58,730)

Effect of exchange rate changes on cash	(1,253)	(2,599)

Net change in cash and cash equivalents	(19,678)	(22,270)

Cash and cash equivalents, beginning balance	26,284	82,184

Cash and cash equivalents, ending balance	$6,606	59,914

Supplementary cash flows information:
Cash paid for interest	$2,915	-
Cash paid for income tax	$5,430	-

Supplemental disclosures of noncash transactions
Right-of-use assets acquired with operating lease obligation	$195,520	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KUN PENG INTERNATIONAL LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Authorized shares:

● Common stock: 100,000,000 with par value $0.001 per share

● 40,000,624 shares issued and outstanding as of June 30, 2026

Preferred stock:

● 10,000,000 with par value $0.0001 per share

● no shares issued and outstanding as of June 30, 2026

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

			Registered capital of approximately $1.5 million (RMB 10 million) Paid-in capital approximately $0.2 million (RMB 1.4 million)	Operating King Eagle Mall

King Eagle (Beijing) Technology Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on December 1, 2022	100% owned by King Eagle (Tianjin) Technology Co., Ltd. On July 4, 2026 King Eagle (Beijing) was transferred.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $0.7 million (RMB 5 million)	Operates the online platform, Kun Zhi Jian

King Eagle (Huai’an) Health Management Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on September 19, 2023 ● Fully acquired on July 19, 2024 ● Deregistered on August 28, 2025	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.7 million (RMB 5 million) Paid-in capital approximately $10K (RMB 70,000)	Coordinates with local health care service providers to offer health screening and monitoring

Name	Background	Ownership	Registered capital / Authorized shares	Principal activities
Kun Zhi Jian (Huai’an) Technology Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on October 26, 2023 ● Deregistered on August 28, 2025	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Primarily focuses on marketing and selling physiotherapy equipment products

Kun Zhi Jian (Shandong) Health Management Co., Ltd	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on January 30, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Commenced its operations in February 2024 and focuses on promoting and selling health screening devices

Chengdu Wenjiang Pengrun Shangyibang Internet Healthcare Co., Ltd.	● a limited liability company incorporated in the People’s Republic of China ● Incorporated on February 1, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Plans to commence operations in late 2026, assuming permits to provide online health care services are obtained

Kun Pin Hui (Shandong) Trading Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on November 23, 2023 ● Acquired on April 7, 2024	100% owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.4 million (RMB 3 million)	Operates online platform

King Eagle (Hangzhou) Health Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on July 18, 2024	40% (95% until January 17, 2025) owned by King Eagle (Tianjin) Technology Co., Ltd.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in August 2024

Kun Yu (Hainan) Technology Co., Ltd	●a limited liability company incorporated in the People’s Republic of China ● Incorporated on August 20, 2025	formerly 100% owned by King Eagle (Tianjin) Technology Co., Ltd. On February 3, 2026 Kun Yu was transferred.	Registered capital of $0.1 million (RMB 1 million)	Commenced operations in February 2026

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

Effective October 12, 2022, we increased our authorized common stock from 200,000,000 shares, par value $0.0001, to 1,000,000,000 shares, par value $0.0001, and on October 18, 2022, we effected a 10:1 forward stock split after which we have 400,000,000 shares of common stock issued and outstanding. Effective June 2, 2026, we effected a 1-for-10 reverse stock split, pursuant to which every ten shares of our issued and outstanding common stock were combined into one share. In connection with the reverse stock split, our authorized common stock was decreased from 1,000,000,000 shares to 100,000,000 shares, the par value of our common stock was increased from $0.0001 to $0.001 per share, and our issued and outstanding common stock was reduced from 400,000,000 shares to approximately 40,000,624 shares.

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

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd.

Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd. (“KP Tian Yu”) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on August 10, 2021, with a registered capital of approximately $0.7 million (RMB 5 million). It is wholly owned by KP (Hong Kong). On November 1, 2022, KP (China) entered into ownership transfer agreements with Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd. The agreements provided that KP (China) would transfer 49% and 51% of its ownership in King Eagle (China) to Kun Peng (Hong Kong) Industrial Development Limited and Kun Peng Tian Yu Health Technology Co., Ltd., respectively. The ownership transfer was completed on March 3, 2023. KP Tian Yu became a WFOE beginning March 3, 2023.

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

On June 30, 2026, the Company entered into an agreement to dispose of King Eagle (Beijing) Technology Co., Ltd. (“King Eagle (Beijing)”). Accordingly, the assets and liabilities of King Eagle (Beijing) were classified as assets held for sale and liabilities held for sale, respectively, in the condensed consolidated balance sheet as of June 30, 2026. The planned disposal does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results and, therefore, does not qualify for presentation as discontinued operations.

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

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the presented amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the presented amounts of revenues and expenses during the period. Actual results may differ from those estimates. Significant estimates during the nine months ended June 30, 2026 and 2025 include the collectability of receivables, the useful lives of long-lived assets and intangibles, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, and tax due.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets and business developments. In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. For the nine months ended June 30, 2026, the Company incurred a substantial accumulated deficit of $9,997,227, a net loss of $959,243, and negative working capital of $9,613,480. For the year ended September 30, 2025, the Company incurred a substantial accumulated deficit of $9,037,984, a net loss of $1,268,913, and negative working capital of $8,495,197. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The following table shows the foreign exchange rates set forth in the H.10 statistical release of the Federal Reserve Board used for translation:

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of June 30, 2026 (Closing Rate)
United States dollar ($1)	7.8420	6.7851

For the nine months ended June 30, 2026 (Average Rate)
United States dollar ($1)	7.8087	6.9379

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)
As of September 30, 2025 (Closing Rate)
United States dollar ($1)	7.7809	7.1190

	Hong Kong Dollar (HKD)	Chinese Renminbi (RMB)

For the nine months period ended June 30, 2025 (Average Rate)
United States dollar ($1)	7.7859	7.2316

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and a certain amount of cash kept in electronic wallets, “e-wallets.”

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain accounts with various financial institutions in the PRC, and also e-wallets. As of June 30, 2026 and September 30, 2025, cash balances held in PRC banks are uninsured. Monies that are held in e-wallets are deemed equivalent to cash, are highly liquid, and are relatively unsafe compared to cash in banks. We have not experienced any losses in bank accounts or e-wallets and believe that we are not exposed to significant risks with respect to our cash in bank accounts and that we are exposed to low risk with respect to our cash kept in e-wallets.

Inventory

Inventory consists of finished goods, which include wines, gel and essence for beauty, ointment for health, prepaid cards and detection kits. Inventory is measured at the lower of cost or net realizable value on a first-in, first-out basis. When evidence exists that the net realizable value of inventory is lower than its cost, provisions shall be made to write inventory down and a loss shall be recognized in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other reasons. As of June 30, 2026, there was no inventory located at third-party warehouses. The Company has not recorded impairment of inventory as of June 30, 2026 and September 30, 2025.

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

Intangible Assets

Intangible assets represent the licensing cost for trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Intangible assets with definite lives are amortized over their estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of June 30, 2026 and September 30, 2025.

Impairment of Long-lived Assets

Long-lived assets, including buildings and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to the estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2026 and September 30, 2025, management determined that there was no impairment.

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

Pursuant to ASC 360, assets and liabilities of a disposal group that meets the criteria for classification as held for sale but does not qualify as a discontinued operation are presented separately in the consolidated balance sheets for the periods in which the held-for-sale criteria are met. The major classes of assets and liabilities of the disposal group are presented on the face of the consolidated balance sheets or disclosed in the notes to the consolidated financial statements.

As of June 30, 2026 and September 30, 2025, the investments in associate held for sale at equity of the Company were $0 and $19,595, respectively.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive loss for the nine months ended June 30, 2026 and 2025 was comprised of foreign currency translation adjustments.

Accounts receivables and allowance for doubtful accounts

Accounts receivable, including other receivables is presented net of allowance for doubtful accounts. Our other receivable consists mainly of deposits and advances. The provision for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience, current conditions and reasonable forecasts of future economic conditions. Further, we evaluate the collectability of our accounts receivable and if there is doubt that we will collect the full amount, we will record a reserve specific to that customer’s receivable balance. There was no allowance for expected credit loss as of June 30, 2026 and September 30, 2025.

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

General and Administrative Expenses

We purchase the consumer preventive health food and health related household products sold on our platforms from our suppliers and we did not develop, design, or manufacture those products. Moreover, although we have built our online platform and mobile commerce in-house, the compensation costs for our in-house technology team were not significant. Accordingly, instead of capitalizing the compensation costs of our in-house technology team as research and development on our balance sheet or presenting it as research and development expenses, we included these amounts in employee compensation and benefit expenses within general and administrative expenses for the nine months ended June 30, 2026 and 2025.

Selling Expenses

Selling expenses consist primarily of marketing and promotional service fees to service agents and other costs incurred by our sales and marketing department such as staff costs, office supplies, and other incidental expenses that are incurred directly to attract or retain customers.

Our selling expenses for the nine months ended June 30, 2026 and 2025 were $304,142 and $993,742, respectively. We recognized marketing and promotional service expenses when our service agents performed marketing activities, promotions, and exhibitions for our business and products. For the nine months ended June 30, 2026 and 2025, we recorded marketing and promotional service fees to our service agents in an amount of $73,156 and $628,932 respectively.

Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of domestic cash and cash equivalents, other monetary assets, trade receivables, and other receivables. As of June 30, 2026 and September 30, 2025, $61,270 (RMB415,723) and $127,971 (RMB911,026), respectively, were deposited with various major financial institutions located in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. For the nine months ended June 30, 2026, the Company incurred a net loss of $959,243, and had negative working capital of $9,613,480. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Concentration of customers and vendors

For the nine months ended June 30, 2026 and 2025, there were no major customers that individually represent greater than 10% of the Company’s total revenues.

For the nine months ended June 30, 2026, two major vendors accounted for 23.73% of the Company’s total cost of revenues.

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

King Eagle (Tianjin) was incorporated as a limited liability company in Tianjin Pilot Free Trade Zone in the People’s Republic of China on September 2, 2020, with a registered capital of approximately $1.5 million (RMB 10 million). As of June 30, 2026, it is owned by the following individuals: Yuanyuan Zhang (approximately 32.74%), Zhandong Fan (approximately 27.74%), Xiujin Wang (approximately 10.52%), Jinjing Zhang, Wanfeng Hu, Cuilian Liu, and Zhizhong Wang (each of whom owns approximately 6.00%), and Hui Teng (approximately 5.00%). Those shareholders also indirectly owned KP International Holding prior to its acquisition by the Company through two British Virgin Islands entities: Kunpeng Tech Limited and Kunpeng TJ Limited.

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

VIE Financial Information

Set forth below is the condensed consolidated balance sheet information as of June 30, 2026 and September 30, 2025, and the condensed consolidated statements of operations and cash flows for the nine month periods ended June 30, 2026 and 2025, showing financial information for the parent company, Kun Peng International Limited, the non-VIE subsidiaries (as defined below), and the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities:

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

“WFOE” refers to King Eagle (China) until March 3, 2023 and KP Tian Yu commencing March 3, 2023;

“VIE” refers to King Eagle (Tianjin), King Eagle (Beijing) prior to July 4, 2026, Kun Zhi Jian (Shandong), Chengdu Wenjiang Kun Pin Hui (Shandong) and Kun Yu (Hainan) prior to February 3, 2026.

Condensed Consolidated Balance Sheet

As of June 30, 2026

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$267	$78	$6,261	$-	$6,606
Intercompany receivables-current	-	329,826	-	2,653,619	(2,983,445)	-
Total current assets	-	376,909	78	2,987,358	(2,983,445)	380,900
Intercompany receivables-noncurrent	-	-	-	-	-	-
Total non-current assets	34,160	2,070	-	40,540	(34,160)	42,610
Total assets	34,160	378,979	78	3,027,898	(3,017,605)	423,510
Intercompany payables	1,185,045	1,775,852	1,518	-	(2,962,415)	-
Total current liabilities	1,222,494	1,854,977	1,518	9,877,806	(2,962,415)	9,994,380
Total non-current liabilities	-	-	-	-	-	-
Total liabilities	1,222,494	1,854,977	1,518	9,877,806	(2,962,415)	9,994,380
Total shareholders’ equity	(1,188,334)	(1,475,998)	(1,440)	(6,849,908)	(55,190)	(9,570,870)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,188,334)	(1,475,998)	(1,440)	(6,849,908)	(55,190)	(9,570,870)
Total liabilities and equity	$34,160	$378,979	$78	$3,027,898	$(3,017,605)	$423,510

As of September 30, 2025

	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$805	$88	$25,391	$-	$26,284
Intercompany receivables-current	245,821	625,960	-	2,732,021	(3,603,802)	-
Total current assets	245,821	633,797	552	3,223,079	(3,603,802)	499,447
Intercompany receivables-noncurrent	-	4	-	-	(4)	-
Total non-current assets	34,160	2,259	-	339,107	(34,164)	341,362
Total assets	279,981	636,056	552	3,562,186	(3,637,966)	840,809
Intercompany payables	1,223,019	2,012,945	1,236	154,451	(3,391,651)	-
Total current liabilities	1,298,719	2,060,771	1,510	9,025,295	(3,391,651)	8,994,644
Total non-current liabilities	-	-	-	34,006	-	34,006
Total liabilities	1,298,719	2,060,771	1,510	9,059,301	(3,391,651)	9,028,650
Total shareholders’ equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Non-controlling interests	-	-	-	-	-	-
Total equity	(1,018,738)	(1,424,715)	(958)	(5,497,115)	(246,315)	(8,187,841)
Total liabilities and equity	$279,981	$636,056	$552	$3,562,186	$(3,637,966)	$840,809

Condensed Consolidated Statements of Operations

	Nine Months Ended June 30, 2026
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$228,714	$-	$228,714
Intercompany revenue	-	-	-	-	-	-
Cost of revenue and related tax	-	-	-	231,636	-	231,636
Gross profit	-	-	-	(2,922)	-	(2,922)
Total operating expenses	169,596	35,397	403	771,143	-	976,539
Intercompany operating expenses	-	-	-	-	-	-
Loss from operations	(169,596)	(35,397)	(403)	(774,065)	-	(979,461)
Other (expense) income, net	-	52,073	-	(26,905)	480	25,648
(Loss) income before income taxes	(169,596)	16,676	(403)	(800,970)	480	(953,813)
Income tax expense	-	-	-	5,430	-	5,430
Net (loss) income	$(169,596)	$16,676	$(403)	$(806,400)	$480	$(959,243)

	Nine Months Ended June 30, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiaries Consolidated	Eliminating Adjustments	Consolidated Totals

Revenue	$-	$-	$-	$1,073,606	$-	$1,073,606
Intercompany revenue	-	365,274	-	-	(365,274)	-
Cost of revenue and related tax	-	627	-	331,449	-	332,076
Gross profit	-	364,647	-	742,157	(365,274)	741,530
Total operating expenses	210,989	394,507	7	1,584,689	-	2,190,192
Intercompany operating expenses	-	-	-	365,274	(365,274)	-
Loss from operations	(210,989)	(29,860)	(7)	(1,207,806)	-	(1,448,662)
Other (income) expense	-	(7,431)	-	565,310	2,034	559,913
Loss before income taxes	(210,989)	(37,291)	(7)	(642,496)	2,034	(888,749)
Income tax expense	-	-	-	-	-	-
Net loss	$(210,989)	$(37,291)	$(7)	$(642,496)	$2,034	$(888,749)

Condensed Consolidated Schedules of Cash Flows

	Nine Months Ended June 30, 2026
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net (loss) income	$(169,596)	$16,676	$(403)	$(806,400)	$480	$(959,243)
Intercompany receivables	-	64,736	-	(202,412)	137,676	-
Intercompany payables	207,847	(72,016)	215	(144)	(135,902)	-
Net cash provided by operating activities	-	(562)	7	20,134	2,254	21,833

Net cash provided by investing activities	-	-	-	-	-	-

Net cash used in financing activities	-	-	-	(40,258)	-	(40,258)

Effect of exchange rate fluctuation on cash	$-	$24	$(17)	$994	$(2,254)	$(1,253)

	Nine Months Ended June 30, 2025
	Parent Only	Non-VIE and Non-WFOE Subsidiaries Consolidated	WFOE	VIE and VIE’s Subsidiary Consolidated	Eliminating Adjustments	Consolidated

Net loss	$(210,989)	$(37,291)	$(7)	$(642,496)	$2,034	$(888,749)
Intercompany receivables	-	(103,723)	-	88,223	15,500	-
Intercompany payables	229,789	116,402	-	(327,298)	(18,893)	-
Net cash provided by operating activities	-	1,385	200	69,245	(1,359)	69,471

Net cash used in investing activities	-	-	-	(30,412)	-	(30,412)

Net cash used in financing activities	-	-	-	(58,730)	-	(58,730)

Effect of exchange rate fluctuation on cash	$-	$(1,594)	$1	$(2,365)	$1,359	$(2,599)

The Company consolidated its VIE as of June 30, 2026 and September 30, 2025. The carrying amounts and classification of the VIE’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2026	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$6,261	$25,391
Trade receivables – third parties	15,001	-
Trade receivables – intercompany	2,653,619	2,732,021
Prepaid expenses and other current assets, net	15,020	26,594
Other receivables – third parties	39,329	101,368
Inventory	769	6,086
Amount due from a related party	88,532	331,619
Assets held for sale	168,827	-
Total current assets	2,987,358	3,223,079

Noncurrent assets
Property and equipment, net	35,706	118,508
Investment in associate held for sale	-	19,595
Operating lease right-of-use assets	4,834	89,073
Finance lease right-of-use assets	-	111,931
Total noncurrent assets	40,540	339,107
Total assets	$3,027,898	$3,562,186

Liabilities
Current liabilities
Short-term borrowing	$-	$100,014
Trade payables	1,824,621	1,961,252
Other payables and accrual	1,171,568	1,561,206
Contract liabilities	477,603	294,618
Intercompany payables	-	154,451
Payroll payable	67,358	158,427
Tax payable	145,366	129,631
Amounts due to related parties	4,027,309	4,537,914
Operating lease obligations-current portion	4,141	52,017
Finance lease obligations-current portion	-	75,765
Liabilities held for sale	2,159,840	-
Total current liabilities	9,877,806	9,025,295

Noncurrent liabilities
Operating lease obligations-noncurrent portion	-	34,006
Total noncurrent liabilities	-	34,006

Total liabilities	9,877,806	9,059,301

Commitment and contingencies	-	-

Equity
Additional paid-in capital	621,184	621,184
Accumulated deficits	(7,150,810)	(6,344,410)
Accumulated other comprehensive income	(320,282)	226,111
Total stockholders’ equity	(6,849,908)	(5,497,115)
Non-controlling interests	-	-

Total equity	(6,849,908)	(5,497,115)

Total liabilities and equity	$3,027,898	$3,562,186

The operating results of the VIE were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Revenue, net	$31,438	$107,802	$228,714	$1,073,606
Cost of revenue	(37,082)	(83,824)	(231,636)	(331,449)
Gross profit	(5,644)	23,978	(2,922)	742,157

Operating expenses
General and administrative expenses	151,670	122,897	468,227	625,438
Selling expense	59,480	333,880	302,916	1,324,525
Total operating expenses	211,150	456,777	771,143	1,949,963

Loss from operations	(216,794)	(432,799)	(774,065)	(1,207,806)

Other income (expenses):
Interest income	3	-	78	21
Other (expenses) income	(965)	400,044	(6,876)	441,214
Equity in net losses	(196)	-	(20,107)
Share of profit from investment in associate	-	(2,060)	-	(23,504)
Gain from investment	-	-	-	147,579
Total other income (expenses), net	(1,158)	397,984	(26,905)	565,310

Loss before income taxes	(217,952)	(34,815)	(800,970)	(642,496)

Income tax expense	5,430	-	5,430	-

Net loss	(223,382)	(34,815)	(806,400)	(642,496)
Less: Net loss attributable to non-controlling interest	-	-	-	(5,529)
Net loss attributable to Kun Peng International Ltd	$(223,382)	$(34,815)	$(806,400)	$(636,967)

The cash flows of the VIE were as follows:

	Nine Months Ended June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(806,400)	$(642,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	40,027	88,867
Amortization of right-of-use assets	225,799	206,078
Share of profit from investment in associate	-	23,504
Equity in net losses	20,107	-
Gain on investment of a subsidiary	-	(147,579)
Gain on disposal of equipment	(28,062)	-
Loss on disposal of equipment	32,089	-
Non-cash lease expense	2,892	-
Unrealized gain on assets held for sale	(343)	-

Changes in operating assets and liabilities
Prepaid expenses and other current assets, net	7,021	122,961
Trade receivable- intercompany	-	893,094
Other receivables- third parties	4,603	84,011
Other receivables- intercompany	(202,412)	(804,871
Inventory	4,967	7,280
Amount due from a related party	250,526	40,340
Trade payable- third parties	(11,476)	1,845,872
Trade payable- intercompany	(144)	173,183
Other payables and accrual- third parties	164,913	1,167,667
Other payables and accrual- intercompany	-	(500,481)
Deferred revenue	(65,423)	(63,277)
Payroll payable	62,705	71,558
Amounts due to related parties	407,539	(2,438,891)
Tax payable	(5,797)	(5,599
Lease liabilities	(82,997)	(51,976)
Net cash provided by operating activities	20,134	69,245

Cash flows from investing activities
Purchase of property, plant and equipment	-	(30,412)
Net cash used in investing activities	-	(30,412)

Cash flows from financing activities
Repayments to (proceeds from) bank borrowings	(4,324)	98,457
Payment of finance lease liabilities	(35,934)	(157,187)
Net cash used in financing activities	(40,258)	(58,730)

Effect of exchange rate changes on cash	994	(2,365)

Net change in cash and cash equivalents	(19,130)	(22,262)

Cash and cash equivalents, beginning balance	25,391	81,132

Cash and cash equivalents, ending balance	$6,261	$58,870

NOTE 4 - DISPOSAL OF SUBSIDIARY

On February 2, 2026, KP Tian Yu entered into a shares transfer agreement with Beijing Paiyue Technology Co., LTD and Kun Yu. Pursuant to the shares transfer agreement, KP Tian Yu transferred all the equity interest it owned in Kun Yu to Beijing Paiyue Technology Co., LTD for consideration of $0. Kun Yu has no material operations before the transfer.

Details of the entity disposed were as follows:

Kun Yu
Total assets	-
Total liabilities	-
Total net assets	-
Total noncontrolling interest	-

Subtotal	-
Total consideration	-
Total loss on disposal of subsidiaries	-

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepayments consisted of the following:

	June 30,	September 30,
	2026	2025

Prepaid rent and building management and utilities	$1,334	$2,837
Prepaid supplies(1)	11,772	12,579
Prepaid professional services(2)	442	5,029
VAT	789	-
Advance to others	339,217	329,382
Total Prepaid expenses and other current assets	353,554	349,827
Less: Allowance for bad debt	(331,609)	(316,056)
Total Prepaid expenses and other current assets, net	$21,945	$33,771

(1)	The prepayment will be recognized in cost of goods sold in its consolidated statement of operations and comprehensive loss when the corresponding contract liabilities is recognized.

(2)	As of September 30, 2025, the ending balance of prepaid professional services included $5,029 of advertising and promotion fees for our PRC entities. The advertising and promotion fees were recognized in the Company’s consolidated statement of operations and comprehensive loss when the related services were performed.

These amounts are expected to be recoverable within twelve (12) months.

NOTE 6 - OTHER RECEIVABLES

Other receivables included the following:

	June 30,	September 30,
	2026	2025

Deposits(1)	$37,850	$81,865
Advance to employees	74	1,054
Advance to third-party company	678	211
Deductible value added tax	1,061	18,557
Total other receivables	$39,663	$101,687

(1)	Deposits represent payments made to lessors, vendors, or service providers.

NOTE 7 - INVENTORY

Inventory consisted of the following:

	June 30,	September 30,
	2026	2025

Trading goods	$40,326	$6,086
Total	$40,326	$6,086

No impairment of inventory recognized as of June 30, 2026 and September 30, 2025.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	September 30,
	2026	2025

Leasehold improvements	$133,510	$129,776
Furniture and fixtures	1,295	1,235
Computer equipment	123,138	251,483
Office equipment	1,552	1,479
Subtotal	259,495	383,973
Less: accumulated depreciation	(223,789)	(265,465)
Total property and equipment, net	$35,706	$118,508

Depreciation expense was $6,425 and $26,689 for the three months ended June 30, 2026 and 2025, respectively, and $ 40,027 and $115,119 for the nine months ended June 30, 2026 and 2025, respectively.

NOTE 9 - INTANGIBLE ASSETS

	June 30,	September 30,
	2026	2025

Trademarks	$3,952	$3,766
Subtotal	3,952	3,766
Less: accumulated amortization	(1,882)	(1,511)
Total intangible assets, net	$2,070	$2,255

The following table presents future amortization as of June 30, 2026:

Year ended June 30,2026	Amount
2026	$198
2027	395
2028	395
2029	395
2030	395
2031 and thereafter	292
$2,070

Intangible assets consist of the Company’s trademarks of King Eagle Mall with a useful life of ten years. The amount of the Company’s trademarks - approximately $1,444, $1,124, $590, $38, $534, $89, and $133 - will expire in April 2031, July 2031, April 2032, September 2032, October 2032, March 2033, and February 2034, respectively.

Amortization expense was $97 and $94 for the three months ended June 30, 2026 and 2025, respectively, and $290 and $289 for the nine months ended June 30, 2026 and 2025, respectively.

NOTE 10 - TRADE AND OTHER PAYABLES

Trade and other payables included the following:

	June 30,	September 30,
	2026	2025

Accrued expenses to service agents(1)	$1,862,261	$2,039,877
Borrowings from service agents(2)	997,051	1,307,154
Borrowings from third parties(2)	-	67,748
Expense reimbursement payable	1,921	2,186
Deposit payable to suppliers	103,171	105,351
Others	112,333	120,079
Total trade and other payables	$3,076,737	$3,642,395

(1)	Accrued expenses to service agents mainly included trade payables to third party and other payables to service agents.

(2)	Borrowings from service agents and third parties are interest free and payable on demand.

NOTE 11 - CONTRACT LIABILITIES

	June 30,	September 30,
	2026	2025

Advance payments from customers	$477,603	$294,618
Total contract liabilities	$477,603	$294,618

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

NOTE 12 - RELATED PARTY TRANSACTIONS

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

Amounts due from related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	June 30, 2026	September 30, 2025
King Eagle (Hangzhou) Health Technology Co., Ltd	40% held by King Eagle (Tianjin)	Advanced for operating expenses	$88,429	$84,282
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Account receivable	103	247,337
Total			$88,532	$331,619

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

Amounts due to related parties consisted of the following:

Name of related party	Relationship	Nature of transactions	June 30, 2026	September 30, 2025
Ms. Chengyuan Li	A prior shareholder of King Eagle (Tianjin); a director of the Company; beneficial owner of shares of the Company through her control of Beijing Paiyue Technology Co., LTD, which controls Kun Peng TJ Limited	Operational support to King Eagle (Tianjin) to meet its working capital requirements	$2,778,294	$2,647,984
Ms. Xiujin Wang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	265,287	252,845
Mr. Richun Zhuang	Chief Executive Officer and a director of the Company	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	424,108
Ms. Jinjing Zhang	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	2,505	2,388
Mr. Zhandong Fan	One of the shareholders of King Eagle (Tianjin)	Operational support to King Eagle (Tianjin) to meet its working capital requirements	3,979	3,793
Mr. Jianxin Niu	Legal representative and the director of Chongbao (Beijing) Auction Co., Ltd.	Operational support to King Eagle (Tianjin) to meet its working capital requirements	-	34,097
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Payments of agency service charges and interest-free loan	783,243	828,644
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a director of the Company	Payments of agency service charges, interest-free loan and leasing expenses	90,994	165,959
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Payments of service charges and interest-free loan	93,461	178,096
Beijing Pengnuo Medical Technology Co., Ltd.	100% held by Mr. Richun Zhuang, Chief Executive Officer and a director of the Company	Payments for goods, interest-free advances, and payments made on behalf of related parties	9,546	-
Total			$4,027,309	$4,537,914

Related parties transactions

Name of related party	Relationship	Nature of transactions	June 30, 2026	June 30, 2025
Chongbao (Beijing) Auction Co., Ltd.	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Selling expense — service agents	30,198	-
Tianjin Qianying Technology Co., Ltd.	100% held by Ms. Jinjing Zhang, one of the shareholders of King Eagle (Tianjin)	Selling expense — service agents	4,147	169,294
Beijing Paiyue Technology Co., LTD	95% held by Ms. Chengyuan Li, a director of the Company	General administration expenses —rental expense	44,953	29,969
Kun Yu (Hainan) Technology Co., Ltd	100% held by Beijing Paiyue Technology Co., LTD, which is 95% held by Ms. Chengyuan Li, a director of the Company	Revenue - sales of goods	14,978	-
Beijing Pengnuo Medical Technology	100% held by Mr. Richun Zhuang, Chief Executive Officer and a director of the Company	Revenue - sales of goods	2,773	-
Total			$97,049	$199,263

NOTE 13 - EQUITY

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

On May 29, 2026, the Company announced a 1-for-10 reverse stock split of its common stock, which became effective in the marketplace on June 2, 2026. Pursuant to the reverse stock split, every ten (10) shares of issued and outstanding common stock were automatically converted into one (1) share of common stock. As a result of the reverse stock split, the Company’s issued and outstanding shares of common stock decreased from 400,000,000 shares to 40,000,624 shares.

Preferred stock

The Company’s authorized shares of preferred stock are 10,000,000 shares, with a par value of $0.0001, as of June 30, 2026 and September 30, 2025. The preferred stock may be issued in series and with such voting powers, designations, preferences, limitations, restrictions, and relative rights as the board of directors shall determine in its sole discretion. No shares of preferred stock were issued and outstanding as of June 30, 2026 and September 30, 2025.

Common stock

As adjusted for the 1-for-10 reverse stock split effective in the marketplace on June 2, 2026, the Company’s authorized shares of common stock were 100,000,000 shares with a par value of $0.001 as of both June 30, 2026 and September 30, 2025. The issued and outstanding shares of common stock were 40,000,624 as of both June 30, 2026 and September 30, 2025, as adjusted for the reverse stock split.

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

As a result of the foregoing restrictions, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu are restricted in their ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict these entities from transferring funds to the Company in the form of dividends, loans, and advances. As of June 30, 2026, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative assets in the amount of $1,442,011, $2,903,186 and $1,440, respectively. As of September 30, 2025, King Eagle (China), King Eagle (Tianjin), and KP Tian Yu incurred negative net assets in the amount of $1,391,662, $2,605,498 and $958, respectively. Accordingly, the Company did not accrue statutory reserve funds as of June 30, 2026 and September 30, 2025.

NOTE 14- REVENUE

Revenue:

The following tables present disaggregated revenues for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Retail product sales	$23,429	$21,239	$163,087	$252,367
Equipment-based service revenue	8,009	86,563	65,627	821,239
Total	$31,438	$107,802	$228,714	$1,073,606

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Performance obligations satisfied at a point in time	$23,429	$21,239	$163,087	$252,367
Performance obligations satisfied over time	8,009	86,563	65,627	821,239
Total revenue	$31,438	$107,802	$228,714	$1,073,606

Cost of revenue:

We disaggregated our cost of revenue for the three and nine months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Retail product sales	$18,189	$6,859	$89,002	$39,995
Equipment-based service revenue	18,893	77,148	142,634	292,081
Total cost of revenue	$37,082	$84,007	$231,636	$332,076

NOTE 15- INCOME TAXES

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

United States

Kun Peng International Limited is incorporated in the State of Nevada and is subject to United States federal income tax. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine months ended June 30, 2026 and 2025.

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

KP (Hong Kong) did not earn any income that was derived in Hong Kong for the nine months ended June 30, 2026 and 2025, and, therefore, KP (Hong Kong) were not subject to Hong Kong profits tax for the periods reported.

Since the two-tier profit tax rates regime is tentative, we applied the original profits tax rate, 16.5%, for the calculation of deferred taxes for our subsidiaries in Hong Kong.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s subsidiaries and VIE registered in the PRC are subject to the income tax rate of 25%, unless otherwise specified.

Income tax expense was comprised of the following:

	Nine Months Ended June 30,
	2026	2025
Current
Federal	$-	$-
State	-	-
Foreign	5,430	-
Total current	5,430	-

Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$5,430	$-

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	Nine Months Ended June 30,
	2026	2025
Loss before income tax expense	$(953,813)	$(888,749)
Computed tax expense (benefit) with statutory tax rate	21.0%	21.0%
Impact of different tax rates in other jurisdictions	3.3%	3.1%
Tax effect of non-deductible expenses	(0.6)%	(1.8)%
Tax-exempt income	0.4%	-
Change in valuation allowance	(24.1)%	(22.3)%
Prior year income tax adjustment	(0.6)%	-
Effective tax rate	(0.6)%	0.0%

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

As of June 30, 2026 and September 30, 2025, the Company did not accrue any liability, interest, or penalties related to uncertain tax positions in the provision for income taxes in its consolidated financial statements. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

NOTE 16 - RIGHT-OF-USE ASSETS AND LEASE

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

The following table provides a summary of leases as of June 30, 2026 and September 30, 2025:

Assets/liabilities	Classification	June 30, 2026	September 30, 2025
Assets
Operating lease right-of-use assets	Operating lease assets	$4,834	$89,073
Finance lease right-of-use assets	Finance lease assets	-	111,931
Total lease assets		$4,834	$201,004

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$4,141	$52,017
Finance lease liability - current	Current finance lease liabilities	-	75,765
		4,141	127,782
Long-term
Operating lease liability – net of current portion	Long-term operating lease liabilities	$-	$34,006
Finance lease liability – net of current portion	Long-term finance lease liabilities	-	-

Total lease liabilities		$4,141	$161,788

The operating lease expense for the three and nine months ended June 30, 2026 and 2025 was as follows:

		Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost
Lease expenses – short-term	General and administrative	$-	$-	$81	$9,299
Lease expenses	General and administrative	35,033	9,934	109,946	153,827
Finance lease cost
Amortization of leased asset	Cost of sales	13,209	44,570	114,853	138,350
Interest on lease liabilities	Other expense - other	10	1,700	1,000	6,829
Total lease cost		$48,252	$56,204	$225,880	$308,305

Maturities of operating lease and finance lease liabilities as of June 30, 2026 were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2027	$4,156	$-
2028	-	-
Thereafter	-	-
Total lease payments	4,156	-
Less: Interest	(15)	-
Present value of lease payments	$4,141	$-

Maturities of operating lease and finance lease liabilities as of September 30, 2025, were as follows:

Maturity of Lease Liabilities	Operating lease	Finance lease
2026	$58,997	$76,739
2027	29,499	-
Thereafter	-	-
Total lease payments	88,496	76,739
Less: Interest	(2,473)	(974)
Present value of lease payments	$86,023	$75,765

Supplemental information related to operating leases and finance leases was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$9,634	$49,973	$118,931	$292,132
New operating lease assets obtained in exchange for operating lease liabilities	$1,902	$115	$195,520	$8,951

	Nine Months Ended June 30,
	2026	2025
Weighted average remaining operating lease term	0.58 years	0.58 years
Weighted average remaining finance lease term	-	0.81 years
Weighted average discount rate for operating lease	4.75%	4.75%
Weighted average discount rate for finance lease	-	4.75%

Amortization expense was $42,487 and $57,829 for the three months ended June 30, 2026 and 2025, respectively, and $219,752 and $293,242 for the nine months ended June 30, 2026 and 2025, respectively.

NOTE 17 - SHORT-TERM BORROWING

	Loan period	Interest rate	June 30, 2026	September 30, 2025
China Construction Bank Co., LTD. Beijing Mentougou Branch	December 19, 2024 to December 19, 2026	3.86%	$-	$100,014
Short-term borrowing			$-	$100,014

The loans were guaranteed by a shareholder, with interest rate of 3.86%.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Purchase and service commitments

We entered into multiple purchase and service commitments. As of June 30, 2026 and September 30, 2025, we had purchase and service commitments in an amount of nil and $75,072, respectively.

NOTE 19 - SUBSEQUENT EVENT

On June 30, 2026, the Company entered into an agreement to dispose of King Eagle (Beijing) Technology Co., Ltd. (“King Eagle (Beijing)”). On July 4, 2026, the equity transfer was completed and the Company ceased to have control over King Eagle (Beijing).

On July 7, 2026, the Company established Kun Yu (Beijing) Co., Ltd., a wholly-owned subsidiary of Kun Peng Tian Yu Health Technology (Tianjin) Co., Ltd., primarily engaged in the import of high-tech products and domestic distribution.

Except for the above, the Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and concluded that there were no other subsequent events requiring recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On January 20, 2026, our Board of Directors and the holders of approximately 85.4% of our issued and outstanding shares of common stock as of such date executed written consents approving a one for ten (1-for-10) reverse split of our outstanding shares of common stock, $0.0001 par value, and the related amendment to the Company’s certificate of incorporation (the “Reverse Split”).

The Reverse Split was effective in the marketplace as of June 2, 2026. Pursuant to the Reverse Split, every ten (10) shares of the Company’s issued and outstanding common stock were automatically converted into one (1) share of common stock, thereby decreasing the Company’s issued and outstanding shares of common stock from 400,000,000 shares to approximately 40,000,624 shares, after the rounding up of fractional shares to the next higher whole share. The Board of Directors and shareholders also approved an amendment to the Company’s Articles of Incorporation to decrease the total authorized shares of the Company’s common stock from 1,000,000,000 to 100,000,000 shares and to increase the par value of the common stock from $0.0001 to $0.001. Those changes were effected through the filing of a Certificate of Change in accordance with Nevada law. A copy of the Certificate of Change was attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2026.

The Company’s common stock began trading on a Reverse Split-adjusted basis on the OTC Market at the opening of trading on June 2, 2026. The Company’s trading symbol remains “KPEA.” The CUSIP number for the Company’s common stock post-Reverse Split is 12672T 207.

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

The Company is a health and wellness company transitioning from offline retail and equipment-based services to a physician group-centric digital healthcare platform. In 2025, it launched the “Physician Group” strategy to integrate medical resources and build a digital healthcare ecosystem, resulting in short-term financial pressure on its legacy equipment-services segment during the transition.

King Eagle Mall

King Eagle Mall is a mobile social e-commerce platform launched in July 2020 that promotes preventive health care products and services. It adopts the S2B2C business model and integrates many major health care products and services. We focus on health-related products and services. King Eagle Mall’s products are divided into two sectors: self-operated products and selected products which promote preventive health care. Our team screens and examines products that are and will be offered both by us and by affiliated merchants. Our major products include health care products such as dietary supplements, nutritional health foods, beauty cosmeceuticals, and other categories of health foods (for instance, milk powder, dried fruits) for supporting the cardiovascular system and bone joint health. We also offer collagen peptides, probiotics, and health foods for improving blood circulation and vein health, as well as household products that can promote and improve a healthier lifestyle for our members. We receive customer orders and may arrange fulfillment through our merchants who are responsible for delivery or we may fulfill customer orders through our outsourced networks. As of June 30, 2026, King Eagle Mall had approximately 10,212 members.

We also operate customer service centers with whom our members can communicate directly for any assistance related to product purchases, suggestions for health care products and services, and delivery logistics.

Kun Zhi Jian and Kun Zhi Jian Mini Program

In October 2022, we introduced and implemented an online platform, Kun Zhi Jian. In its initial phase of operation, we focused on selling a thermal therapy cabin to wholesalers. Currently, we promote and sell physiotherapy equipment products and our own brand, as well as other popular brands, of preventive health care related products. In November 2023 we also launched the Kun Zhi Jian Mini Program, which is composed of three main areas: physiotherapy cabin, a customer service center, and an online shopping mall (Kun Zhi Jian). Kun Zhi Jian and Kun Zhi Jian Mini Program are designed to enable health-related products to be sold by us and by third parties. We coordinate with local health service providers and leverage their health care expertise and technology to provide health screening and consulting services to our customers and members at the Kun Zhi Jian customer service center. Based on their health condition, we provide nutritional consulting services and offer suggestions for our preventive health care products. As of June 30, 2026, our online platform had approximately 7,140 members.

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

For more information regarding these contractual arrangements, see Note 3 to our unaudited condensed consolidated financial statements as of and for the nine months ended June 30, 2026 - “Variable Interest Entities - “VIE” Agreements.” The Termination Agreement and the New VIE Agreements were filed as Exhibits 99.1 through 99.5 to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 3, 2025.

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

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE and its subsidiaries, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see Note 3 to our unaudited condensed consolidated financial statements as of and for the nine months ended June 30, 2026 - “Variable Interest Entities - “VIE” Agreements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE and its subsidiaries, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our unaudited condensed consolidated financial statements as of and for the nine months ended June 30, 2026 included in this Report.

As of the date of this Quarterly Report, there have been no distributions or dividends by any of our direct or indirect subsidiaries to the Company. The Company has not declared any dividends or made any distributions to its shareholders, and we do not anticipate declaring a dividend in the foreseeable future. No assets other than cash are transferred within our organization. For more details, please refer to the principles of consolidation set forth in the notes to our Condensed Consolidated Financial Statements for the three months ended June 30, 2026 included in this report.

Financial Operations Overview

Results of Operations for the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026		2025
	Amount	% of revenue	Amount	% of revenue

Revenues	$31,438	100%	$107,802	100.0%
Cost of revenues	37,082	118	84,007	77.9
Gross profit	(5,644)	(18)	23,795	22.1
Operating expenses:
General and administrative expenses	229,032	728.5	231,403	214.7
Selling expense	59,777	190.1	228,126	211.6
Total operating expenses	288,809	918.7	459,529	426.3
Loss from operations	(294,453)	(936.6)	(435,734)	(404.2)
Other income (expenses)	(228)	(0.7)	390,869	362.6
Loss before income taxes	(294,681)	(937.3)	(44,865)	(41.6)
Income tax expense	5,430	17.3	-	-
Net loss	$(300,111)	(954.6)	$(44,865)	(41.6)

Revenues

For the three months ended June 30, 2026 and 2025, revenues amounted to $31,438 and $107,802, respectively. The following table presents revenues disaggregated by customer type for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025

Retail	$23,429	21,239
Equipment-based service revenue	8,009	86,563
Total	$31,438	107,802

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

We generated $76,364 or 70.8%, lower revenue for the three month period ended June 30, 2026 compared to the same period in 2025 due to a sharp decrease in equipment-based services. Our equipment-based service revenue decreased by $78,554, or 90.7%, primarily due to the deregistration of Kun Zhi Jian (Huai’an) in 2025 and the Company’s continued strategic transformation away from the equipment-based service model. Retail product sales increased by $2,190, or 10.3%, primarily due to an increase in sales generated through the Company’s existing retail channels during the period.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2026 and 2025 was $37,082 and $84,007, respectively.

We disaggregated our cost of revenue by customer type, retail and service revenue, for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025

Retail	$18,189	6,859
Equipment-based service revenue	18,893	77,148
Total	$37,082	84,007

Our cost of revenue for the three months ended June 30, 2026 of $37,082 constituted a $46,925 or 55.9%, decrease from our cost of revenue for the three months ended June 30, 2025 of $84,007. Our cost of revenue primarily consisted of the costs of purchasing consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. We made our retail product sales through our King Eagle Mall, Kun Zhi Jian and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

During the three months ended June 30, 2026, our cost of revenue from our retail sales increased in line with our increase in revenue and our cost for equipment-based services decreased as a result of the significant decrease in equipment-based service revenue and the corresponding reduction in equipment-based service activities.

Gross profit

	Three months ended June 30,
	2026	2025

Retail	$5,240	14,380
Equipment-based service revenue	(10,884)	9,415
Total	$(5,644)	23,795

For the three months ended June 30, 2026, our overall gross loss and margin were $5,644, or 18.0%, whereas for the three months ended June 30, 2025, our overall gross profit and margin were $23,795, or 22.1%.

For the three months ended June 30, 2026 and 2025, the gross profit and gross profit margin for our retail business amounted to $5,240 or 22.4%, and $14,380 or 67.7%, respectively, and the gross loss and margin for our equipment-based services business were $10,884, or 135.9% for the three months ended June 30, 2026, whereas for the three months ended June 30, 2025, the gross profit and margin were $9,415, or 10.9%. The decrease in our gross profit and margin was due to the significant decline in equipment-based service revenue while the related costs exceeded the revenue generated, together with a lower gross profit margin from our retail business.

The decrease in our gross profit and margin for our retail business for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to the increase in the cost of retail revenue significantly outpacing the increase in retail revenue. The gross loss for our equipment-based services for the three months ended June 30, 2026 was $10,884, mainly due to the Company’s strategic transformation from a store-centric retail and equipment-based service model to a physician group-centric digital healthcare ecosystem, which led to a corresponding drop in the financial performance of the business.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the three months ended June 30, 2026 and 2025, total operating expenses were $288,809 and $459,529, respectively. The decrease in operating expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to a decrease of $2,371 in general and administrative expenses and a decrease of $168,349 in selling expenses.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 and 2025 were $229,032 and $231,403, respectively. The decrease in general and administrative expenses of $2,371 between the two periods was chiefly due to a decrease in meals and entertainment expenses of $5,756 and a decrease in depreciation and amortization of $5,245, partially offset by an increase in office rent and building management expenses of $9,748. These expenses decreased primarily as a result of the Company’s reduced operating activities and corresponding cost-control measures.

Our general and administrative expenses for the three months ended June 30, 2026 and 2025 were comprised of the following:

	For the three months ended June 30,
	2026	2025
Employee compensation and benefits	$126,082	$130,402
Office rent and building management	20,305	10,557
Office supplies and meetings	(2,377)	1,768
Professional service fees	54,871	55,668
Travel, transportation, and gasoline	18,663	20,977
Meals and entertainment	215	5,971
Depreciation and amortization	99	5,344
Business registration and organizational fees	6,220	-
Others	4,954	716
Total	$229,032	$231,403

Selling expense

Selling expenses for the three months ended June 30, 2026 and 2025 were $59,777 and $228,126, respectively. Our selling expenses for the three months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,
	2026	2025
Service agents	$2,426	133,931
Employee compensation and benefits	47,589	66,592
Office supplies and meetings	3,832	5,844
Travel, transportation, and gasoline	2,343	4,149
Meals and entertainment	804	593
Depreciation and amortization	1,180	16,196
Advertising	422	821
Others	1,181	-
Total	$59,777	228,126

The $168,349 decrease in selling expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by a decrease in in service agent expenses of $131,505. These expenses decreased primarily as a result of the decrease in revenue and the corresponding reduction in service agent activities and personnel-related costs.

Other income (expenses)

Other income (expenses) primarily consisted of bank interest income and expense, share of loss from investment in associate, equity in net losses and others. Our other expenses for the three months ended June 30, 2026 was $228 and for the three months ended June 30, 2025, other income was $390,869. We recognized a $2,060 share of loss from investment in associate, King Eagle (Hangzhou), as well as $466,322 other income and $73,393 other expense by the liquidation of assets and liabilities during the deregistration process for two subsidiaries, King Eagle (Huai’an) and Kun Zhi Jian (Huai’an), during the three months ended June 30, 2025. We recognized a $196 equity in net losses for the three months ended June 30, 2026.

Income tax expense

For the three month periods ended June 30, 2026 and 2025, the income tax expense of the Company was $5,430 and nil, respectively. Due to the net loss before income tax for the three month periods ended June 30, 2026 and 2025, the Company recognized a full valuation recognition against its deferred tax assets, which mainly included net operating loss carry forwards, as management believed it is more likely than not that the Company will not realize its net operating loss carry forwards in the near future or before they expire.

Net loss

As a result of the factors discussed above, we posted a net loss in the amount of $300,111 for the three months ended June 30, 2026 compared to a net loss in the amount of $44,865 for the three months ended June 30, 2025.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is the Hong Kong Dollar (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $152,335 for the three months ended June 30, 2026 and foreign currency translation loss of $103,165 for the three months ended June 30, 2025. This noncash loss had the effect of increasing our reported comprehensive loss for the three months ended June 30, 2026 and June 30, 2025.

Comprehensive loss

We recognized a comprehensive loss of $452,446 and $148,030 for the three months ended June 30, 2026 and 2025, respectively.

Results of Operations for the nine months ended June 30, 2026 and 2025

	Nine Months Ended June 30,
	2026		2025
	Amount	% of revenue	Amount	% of revenue

Revenues	$228,714	100	1,073,606	100.0
Cost of revenues	231,636	101.3	332,076	30.9
Gross profit	(2,922)	(1.3)	741,530	69.1
Operating expenses:
General and administrative expenses	672,397	294	1,196,450	111.4
Selling expense	304,142	133	993,742	92.6
Total operating expenses	976,539	427	2,190,192	204.0
Loss from operations	(979,461)	(428.2)	(1,448,662)	(134.9)
Other income	25,648	11.2	559,913	52.2
Loss before income taxes	(953,813)	(417.00)	(888,749)	(82.8)
Income tax expense	5,430	2.4	-	-
Net loss	$(959,243)	(419.4)	(888,749)	(82.8)

Revenues

For the nine months ended June 30, 2026 and 2025, revenues amounted to $228,714 and $1,073,606, respectively.

The following table presents revenues disaggregated by customer type for the nine months ended June 30, 2026 and 2025:

	Nine months ended June 30,
	2026	2025

Retail	$163,087	$252,367
Equipment-based service revenue	65,627	821,239
Total	$228,714	$1,073,606

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

We generated $844,892 or 78.7%, lower revenue for the nine months ended June 30, 2026 compared to the same period in 2025 due to a substantial decrease in equipment-based services. Our equipment-based service revenues decreased by $755,612 or 92% and retail product sales dropped by $89,280, or 35.4%, as compared to the nine months ended June 30, 2025 as a result of the deregistration of King Eagle (Huai’an) and Kun Zhi Jian (Huai’an) in 2025, as well as economic uncertainty and a downward trend in consumption.

Cost of revenue

We disaggregated our cost of revenue for the nine months ended June 30, 2026 and 2025 as follows:

	Nine months ended June 30,
	2026	2025

Retail	$89,002	$39,995
Equipment-based service revenue	142,634	292,081
Total	$231,636	$332,076

Our cost of revenue for the nine months ended June 30, 2026 was $231,636, a $100,440, or 30.2% decrease from our cost of revenue for the nine months ended June 30, 2025 of $332,076. Our cost of revenue primarily consisted of the purchase of consumer health care and health related household products from our suppliers and payments related to maintaining health screening equipment. We made our retail product sales through our King Eagle Mall and our Kun Zhi Jian Mini Program. We also offered equipment-based services through the Kun Zhi Jian Mini Program. We pay an equipment-based service fee that includes a prepaid card activation fee and a technical support fee.

During the nine months ended June 30, 2026, our cost of revenue decreased primarily due to a decrease in the cost of equipment-based services, partially offset by an increase in the cost of retail sales.

Gross profit

	Nine months ended June 30,
	2026	2025

Retail	$74,085	$212,372
Equipment-based service revenue	(77,007)	529,158
Total	$(2,922)	$741,530

For the nine months ended June 30, 2026 and 2025, our overall gross loss and margin were $2,922, or 1.3%, and our overall gross profit and margin were $741,530, or 69.1%, respectively.

For the nine months ended June 30, 2026 and 2025, the gross profit and margin for our retail business amounted to $74,085, or 45.4%, and $212,372, or 84.2%, respectively. The decrease in our gross profit and margin for our retail business for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025 was primarily due to market instability and weakened consumer confidence. The gross loss for our equipment-based services for the nine months ended June 30, 2026 was $77,007 mainly due to the Company’s strategic transformation from a store-centric retail and equipment-based service model to a physician group-centric digital healthcare ecosystem, which led to a corresponding drop in the financial performance of the business.

Operating expenses

Our operating expenses consist of general and administrative expenses and selling expenses. For the nine months ended June 30, 2026 and 2025, our total operating expenses were $976,539 and $2,190,192, respectively. The decrease in operating expenses for the nine months ended June 30, 2026 compared to the same period in 2025 was primarily due to a decrease of $524,053 in general and administrative expenses and a decrease of $689,600 in selling expenses.

General and administrative expenses

General and administrative expenses for the nine months ended June 30, 2026 and 2025 were $672,397 and $1,196,450, respectively. Our general and administrative expenses for the nine months ended June 30, 2026 and 2025 were comprised of the following:

	Nine Months Ended June 30,
	2026	2025
Employee compensation and benefits	$343,162	$482,682
Office rent and building management	65,923	160,349
Office supplies and meetings	8,281	8,155
Professional services fees	150,168	389,749
Travel, transportation, and gasoline	55,633	56,239
Meals and entertainment	1,948	21,626
Depreciation and amortization	290	50,296
Business registration and organizational fees	32,628	-
Others	14,364	27,354
Total	$672,397	$1,196,450

The decrease in general and administrative expenses during the nine months ended June 30, 2026 by $524,053, or 43.8% was chiefly due to a decrease in professional service fees of $239,581, a decrease in employee compensation and benefits of $139,520, and a decrease in office rent and building management of $94,426. These expenses declined as a result of our having three fewer subsidiaries in the nine month period ended June 30, 2026 than in the same period in 2025. In addition, depreciation and amortization dropped by $50,006 as a result of fewer subsidiaries in the nine month period ended June 30, 2026 than in the same period in 2025.

Selling expenses

Our selling expenses for the nine months ended June 30, 2026 and 2025, were $304,142 and $993,742, respectively. Our selling expenses included the following:

	Nine Months Ended June 30,
	2026	2025
Service agents	$73,156	$628,932
Employee compensation and benefits	141,757	213,058
Rental for sales stores	-	7,605
Office supplies and meetings	34,483	59,953
Travel, transportation, and gasoline	16,611	18,332
Meals and entertainment	5,946	2,757
Depreciation and amortization	23,629	50,414
Advertising	7,379	12,691
Others	1,181	-
Total	$304,142	$993,742

The $689,600 decrease was primarily due to a decrease in service fees of $555,776 and a $7,605 reduction in rental fees. In addition, employee benefits decreased by $71,301, office supplies and meeting expenses decreased by $25,470, and depreciation and amortization dropped by $26,785.

Other income (expenses)

Other income (expenses) primarily consisted of bank interest income and expense, equity in net losses, share of loss from investment in associate, gain from investment and others. Our other income for the nine months ended June 30, 2026 and 2025 was $25,648 and $559,913, respectively. We recognized a $28,062 gain on the return of equipment, $38,686 from gifts received by KP China, $20,107 equity in net losses, and a $32,089 loss on disposal of fixed assets for the nine month period ended June 30, 2026. We recognized a $147,579 gain on the disposal of a subsidiary, King Eagle (Hangzhou), a $23,504 share of loss from investment in associate, King Eagle (Hangzhou), as well as $517,865 other income and $82,049 other expense by the liquidation of assets and liabilities during the deregistration process for two subsidiaries, King Eagle (Huai’an) and Kun Zhi Jian (Huai’an), for the nine months ended June 30, 2025.

Income tax expense

For the nine months ended June 30, 2026 and 2025, the income tax expense of the Company were $5,430 and nil, respectively. Due to the net loss before income tax for the nine month periods ended June 30, 2026 and 2025, the Company recognized a full valuation recognition against its deferred assets, which mainly included net operating loss carry forwards, as management believed it is more likely than not that the Company will not realize its net operating loss carry forwards in the near future or before they expire.

Net loss

As a result of the factors discussed above, the Company posted net losses in the amount of $959,243 and $888,749 for the nine months ended June 30, 2026 and 2025, respectively.

Foreign currency translation adjustment

The functional currency of our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”), while the functional currency of our operation in Hong Kong is the Hong Kong Dollar (“HKD”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities; equity is translated at historical exchange rates; and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and/or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translation, which is a noncash adjustment, we reported a foreign currency translation loss of $423,786 for the nine months ended June 30, 2026 and a foreign currency translation income of $137,303 for the nine months ended June 30, 2025.

Comprehensive loss

The Company recognized comprehensive losses in the amounts of $1,383,029 and $751,446 for the nine months ended June 30, 2026 and 2025, respectively.

Liquidity and capital resources

As of June 30, 2026 and September 30, 2025, we had cash and cash equivalents balances of $6,606 and $26,284, respectively.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$21,833	$69,471
Net cash used in investing activities	-	(30,412)
Net cash used in financing activities	(40,258)	(58,730)
Effect of exchange rate on cash	(1,253)	(2,599)
Net change in cash and cash equivalents	(19,678)	(22,270)
Cash and cash equivalents at beginning of period	26,284	82,184
Cash and cash equivalents at end of period	$6,606	59,914

For the nine months ended June 30, 2026, net cash provided by operating activities totaled $21,833. Operating cash inflow was mainly attributable to increases in amounts due to related parties of $407,539, a decrease in amounts due from a related party of $250,526, and other payables and accrual of $126,236, offset by our net loss of $959,243.

For the nine months ended June 30, 2025, net cash provided by operating activities totaled $69,471. Operating cash inflow was mainly attributable to our net loss of $888,749 and a decline in amounts due to related parties of $2,438,891, offset by an increase in trade payables of $1,822,702 and an increase in other payables and accrual of $1,152,448.

Net cash used in investing activities totaled $nil during the nine months ended June 30, 2026.

Net cash used in investing activities totaled $30,412 and was related to the purchase of property, plant, and equipment during the nine months ended June 30, 2025.

Net cash used in financing activities totaled $40,258 and was related to the payment of finance lease liabilities of $35,934 and repayment of bank borrowings of $4,324 during the nine months ended June 30, 2026.

Net cash used in financing activities totaled $58,730 and was related to the payment of finance lease liabilities of $157,187, offset by proceeds from bank borrowings of $98,457 during the nine months ended June 30, 2025.

The effect of exchange rate change on cash for the nine months ended June 30, 2026 totaled negative $1,253. The net change in cash for the period was a decrease of $19,678.

For the nine months ended June 30, 2025, the effect of exchange rate change on cash totaled negative $2,599. The resulting change in cash for the period was a decrease of $22,270.

The following table sets forth a summary of changes in our working capital as of June 30, 2026 and September 30, 2025:

	June 30,	September 30,
	2026	2025

Current Assets	$380,900	$499,447
Current Liabilities	(9,994,380)	(8,994,644)
	$(9,613,480)	$(8,495,197)

We require cash of approximately $7.1 million within the next twelve months, primarily related to third-party vendor payables and related-party payables. As of June 30, 2026 and September 30, 2025, we had received customer advances in the amount of approximately $0.5 million and $0.3 million, respectively. We anticipate that the majority of the revenue will be recognized in fiscal year 2026. Management has agreed that the amount received is non-refundable. However, this term is not bound by any agreement. Therefore, the customers may have the right to challenge and demand the advances be refunded under relevant commercial laws or regulations.

In an effort to support and maintain our financial position and operations, to fulfill our contractual commitments, and to meet the demands from our customers for refund of their advance payments, the Company has focused on increasing its revenue through its online platform. We are also actively seeking loans from banks. Simultaneously, our directors and stakeholders continue to support our operation financially. We believe that such measures will improve our liquidity in the next twelve months. If we are not able to increase revenue or obtain any financing, we may be unable to continue as a going concern.

Going Concern Consideration

The financial statements included in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the nine months ended June 30, 2026, the Company incurred a substantial accumulated deficit of $9,997,227, a net loss of $959,243, and had negative working capital of $9,613,480. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company keeps monitoring its operational activities with a view to enhancing its financial liquidity. Measures under evaluation include, but are not limited to, boosting sales via the Company’s online channels, cutting operating expenses, and obtaining financial advances from the Company’s shareholders and directors, as well as securing financing through share issuances and bank borrowings. The Company has been concentrating on growing its revenue via its online platform and reducing its operational expenses. For example, it reduced lease payments and decreased its office supplies expense. To maintain its status as a going concern over the next 12 months, the Company is focusing on promoting and selling its own brand of preventive health care products to wholesalers, streamlining its overhead costs, and obtaining financing or capital funding from its stockholders or directors or through bank financing. Nevertheless, the Company provides no guarantee that it will achieve higher revenue, successfully execute its business strategies, or obtain financing on commercially reasonable terms, if such financing is available at all. The financial statements do not contain any adjustments that would reflect the potential future impact on the recoverability and classification of assets or the amounts and classification of liabilities that might arise if the Company is unable to continue as a going concern. The directors plan to continue supporting the Group by providing sufficient financial support to allow the Group to sustain its business operations in the foreseeable future.

Contractual Obligations and Other Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2026

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Contractual Obligations:
Operating lease obligations	$4,141	$-	$-	$-	$4,141
Finance lease obligations	-	-	-	-	-
Short-term borrowing	-	-	-	-	-

Total contractual obligations	$4,141	$-	$-	$-	$4,141

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of June 30, 2026, our chief executive officer and our chief financial officer and principal accounting manager concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or quarterly financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the nine months ended June 30, 2026 covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

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

Not applicable

ITEM 5. OTHER INFORMATION

Changes in our Certifying Accountant.

Resignation of Previous Independent Registered Public Accounting Firm

On December 31, 2025, we received the resignation of J&S Associate PTL (“J&S”) as the Company’s independent registered public accounting firm. The resignation of J&S was accepted and approved by our Board of Directors on January 1, 2026.

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

KUN PENG INTERNATIONAL LTD

Date: August 14, 2026	By:	/s/ Zhuang Richun
Zhuang Richun, President

Date: August 14, 2026	By:	/s/ Zhang Yuanyuan
Zhang Yuanyuan , Chief Financial Officer

